Form 10QSB
period 2007-06-30
Tongji Healthcare Group, Inc.
filed 2007-08-14
CIK 1389518

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB
(Mark One)
                (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15
                   (d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2007

                                      OR

(  )  TRANSITION  REPORT  PURSUANT  TO SECTION 13 OR 15 (d) OF THE  SECURITIES
      EXCHANGE ACT OF 1934

      Commission File Number - None

                          TONGJI HEALTHCARE GROUP, INC.
                          -----------------------------
             (Exact name of registrant as specified in its charter)

            Nevada                                            None
        -------------                                   ----------------
State or other jurisdiction of incorporation            (I.R.S.) Employer
                                                        Identification No.


                         No.5 Beiji Road, Nanning, China
                                0086-771-2020000
                        ------------- -----------------
                     Address of principal executive offices

                                0086-771-2020000
                                ----------------
               Registrant's telephone number, including area code

                                       N/A
                      -------------------------------------
    Former name, former address and former fiscal year, if changed from last report

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) had been subject to such filing requirements for the past 90 days.

                              Yes   ____  No         X
                                                ------------


Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):
                              Yes                                 No    __X___
                                    ------------------                    -


As of July 31, 2007 the Company had 15,652,557 outstanding shares of common stock.

                          TONGJI HEALTHCARE GROUP, INC.
                        CONSOLIDATED FINANCIAL STATEMENTS
                     SIX MONTHS ENDED JUNE 30, 2007 AND 2006

                    INDEX TO FINANCIAL STATEMENTS (UNAUIDTED)

                                                                         Page(s)

Consolidated Balance Sheet as of June 30, 2007                               2

Consolidated Statements of Operations and Accumulated Other
   Comprehensive Income for the Six and Three Months
   Ended June 30, 2007                                                       3

Consolidated Statements of Changes in Stockholders' Equity for
   the Six Months Ended June 30, 2007 and the Years Ended
   December 31, 2006 and 2005                                                4

Consolidated Statements of Cash Flows for the Six Months Ended
   June 30, 2007                                                             5

Notes to Consolidated Financial Statements                                6-20

                          TONGJI HEALTHCARE GROUP, INC.
                    CONSOLIDATED BALANCE SHEET (UNAUDITED)
                                  JUNE 30, 2007
                                   (IN US$)

                                    ASSETS

Current Assets:
  Cash and cash equivalents                             $     36,906
  Accounts receivable, net                                   213,011
  Due from related party                                     182,571
  Inventories                                                 74,221
  Other receivables                                            1,065
  Prepaid expenses and other current assets                    3,548
                                                        --------------

    Total Current Assets                                     511,321
                                                        --------------

  Fixed assets, net of depreciation                          776,233
                                                        --------------

TOTAL ASSETS                                            $  1,287,554
                                                        ==============
      LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES
Current Liabilities:
  Accounts payable and accrued expenses                 $    433,075
  Accrued taxes                                               67,844
  Due to related parties                                     293,644
                                                        --------------

      Total Current Liabilities                              794,563
                                                        --------------

      Total Liabilities                                      794,563
                                                        --------------
STOCKHOLDERS' EQUITY
  Preferred stock, $0.001 Par Value; 20,000,000
   shares authorized and 0 shares issued and
   outstanding                                                     -
  Common stock, $0.001 Par Value; 50,000,000 shares
   authorized and 15,652,557 shares issued and
   outstanding                                                15,653
  Additional paid-in capital                                 347,347
  Statutory reserves                                          36,848
  Retained earnings                                           72,775
  Accumulated other comprehensive income                      20,368
                                                        --------------

      Total Stockholders' Equity                             492,991
                                                        --------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY              $  1,287,554
                                                        ==============

The accompanying notes are an integral part of the consolidated financial statements.

                          TONGJI HEALTHCARE GROUP, INC.
                    CONSOLIDATED STATEMENTS OF OPERATIONS AND
               ACCUMULATED OTHER COMPREHENSIVE INCOME (UNAUDITED)
            FOR THE SIX AND THREE MONTHS ENDED JUNE 30, 2007 AND 2006
                                    (IN US $)

                                                                SIX MONTHS ENDED               THREE MONTHS ENDED
                                                                     JUNE 30,                       JUNE 30,
                                                               2007            2006            2007           2006
                                                            --------------------------      --------------------------

  PATIENT SERVICE REVENUE                                   $1,004,441     $   700,804      $   533,615    $  385,960
                                                            ----------     -----------      -----------    -----------
  DIRECT COST OF PROVIDING PATIENT SERVICE REVENUE

    Inventory, beginning of period                              97,399         129,469           78,813        29,241
    Purchases of medical supplies, pharmaceuticals and
      labor                                                    505,252         402,173          275,310       383,825
    Inventory, end of period                                   (74,421)       (145,073)         (74,421)     (145,073)
                                                            ----------     -----------      -----------    -----------
         Total Cost of Sales                                   528,230         386,569          279,702       267,993
                                                            ----------     -----------      -----------    -----------
  GROSS PROFIT                                                 476,211         314,235          253,913       117,967
                                                            ----------     -----------      -----------    -----------
  OPERATING EXPENSES

     Selling and promotion                                     226,322         168,071          121,352       137,517
     General and administrative fees                            86,656          70,618           40,535        36,091
     Bad debt expense (recovery of bad debt)                    (2,732)          3,360              303         1,446
     Depreciation, amortization and impairment                  73,338          62,431           36,931        35,734
                                                            ----------     -----------      -----------    -----------
         Total Operating Expenses
                                                               383,584         304,480          199,121       210,788
                                                            ----------     -----------      -----------    -----------

  INCOME (LOSS) BEFORE OTHER INCOME (EXPENSE)                   92,627           9,755           54,792       (92,821)

  OTHER INCOME (EXPENSE)
     Interest expense, net of interest income                    9,562          16,873            3,417        10,801
                                                            ----------     -----------      -----------    -----------
         Total Other Income (Expense)                            9,562          16,873            3,417        10,801
                                                            ----------     -----------      -----------    -----------

  NET INCOME (LOSS) BEFORE PROVISION FOR INCOME TAXES           83,065          (7,118)          51,375      (103,622)
     Provision for Income Taxes                                (26,694)              -          (15,894)            -
                                                            ----------     -----------      -----------    -----------
  NET INCOME (LOSS) APPLICABLE TO COMMON SHARES             $   56,371      $   (7,118)      $   35,481    $ (103,622)
                                                            ==========      ==========       ==========    ===========
  NET INCOME (LOSS) PER BASIC AND DILUTED SHARES            $     0.00      $    (0.00)      $     0.00    $    (0.01)
                                                            ==========      ==========       ==========    ===========
  WEIGHTED AVERAGE NUMBER OF COMMON
      SHARES OUTSTANDING                                    15,652,557      15,652,557       15,652,557    15,652,557
                                                            ==========      ==========       ==========    ===========
  COMPREHENSIVE INCOME (LOSS)
      Net income (loss)                                         56,371          (7,118)          35,481      (103,622)
      Other comprehensive income
         Currency translation adjustments                       10,064           2,157            6,165           632
                                                            ----------     -----------      -----------    -----------
  Comprehensive income (loss)                               $   66,435      $   (4,961)      $   41,646    $ (102,990)
                                                            ==========      ==========       ==========    ===========

The accompanying   notes   are  an   integral   part   of   the   consolidated
financialstatements.

                          TONGJI HEALTHCARE GROUP, INC.
     CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (UNAUDITED)
             FOR THE SIX MONTHS ENDED JUNE 30, 2007 AND YEARS ENDED
                           DECEMBER 31, 2006 AND 2005
                                    (IN US $)

                                                                                                    Accumulated
                                                              Additional                Retained       Other
                                            Common Stock        Paid-in    Statutory    Earnings   Comprehenisve
                                         Shares      Amount     Capital     Reserves    (Deficit)      Income          Total
                                       ---------------------------------------------------------------------------------------

Balance January 1, 2005                 3,000,000     363,000    $      -    $      -   $  (114,691)   $       -     $ 248,309

Net loss for the year ended December
  31, 2005                                      -           -           -           -       (16,299)       3,295       (13,004)
                                       ----------    --------    --------    --------   -----------    ---------     ---------

Balance December 31, 2005               3,000,000     363,000           -           -      (130,990)       3,295       235,305

Shares cancelled in merger with
  Tongji, Inc.                         (3,000,000)   (363,000)          -           -             -            -      (363,000)

Shares issued in reverse merger with
Tongji Healthcare Group, Inc.          15,652,557      15,653     347,347           -             -            -       363,000

Allocation of staturoty reserves                -           -           -      36,848       (36,848)           -             -

Net income for the year ended December
  31, 2006                                      -           -           -           -       184,242        7,009       191,251
                                       ----------    --------    --------    --------   -----------    ---------     ---------

Balance December 31, 2006              15,652,557      15,653     347,347      36,848        16,404       10,304       426,556

Net income for the six months ended
  June 30, 2007                                 -           -           -           -        56,371       10,064        66,435
                                       ----------    --------    --------    --------   -----------    ---------     ---------

                                       15,652,557    $ 15,653    $347,347    $ 36,848   $    72,775     $ 20,368      $492,991
                                       ==========    ========    ========    ========   ===========     ========      ========


The accompanying notes are an integral part of the consolidated financial statements.

                          TONGJI HEALTHCARE GROUP, INC.
              CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
               FOR THE SIX MONTHS ENDED JUNE 30, 2007 AND 2006
                                    (IN US $)

                                                          2007         2006
                                                         ------       ------

CASH FLOWS FROM OPERATING ACTIVITIES
   Net income (loss)                                    $ 56,371    $ (7,118)
                                                        --------    --------

   Adjustments to reconcile net income
    (loss) to net cash provided by (used in)
    operating activities:
       Depreciation, amortization and impairment          73,338      62,431
  Changes in assets and liabilities
     (Increase) decrease in accounts receivable           67,685     (66,835)
     (Increase) decrease in inventory                     25,815     (14,334)
     Decrease in other receivables                           894       2,119
     Decrease in prepaid expenses and other current
        assets                                            23,434         843
     Increase (decrease) in accounts payable and
       and accrued expenses                               14,339    (125,804)
                                                        --------    --------
     Total adjustments                                   205,505    (141,580)
                                                        --------    ---------
  Net cash provided by (used in) operating
    activities                                           261,876    (148,698)
                                                        --------    ---------
CASH FLOWS FROM INVESTING ACTIVITIES
   (Acquisitions) of fixed assets                         (3,238)    (11,867)
   Disposals of fixed assets                                   -       2,311
   Net advancements to/from related parties              (38,700)     (5,154)
                                                        --------    ---------
      Net cash (used in) investing activities            (41,938)    (14,710)
                                                        --------    ---------
CASH FLOWS FROM FINANCING ACTIVITES
    Net advancements from/to related parties            (199,085)    186,159
                                                        --------    ---------
    Net cash provided by (used in) financing
      activities                                        (199,085)    186,159
                                                        --------    ---------

Effect of foreign currency translation                       (12)        285
                                                        --------    ---------
NET INCREASE (DECREASE) IN
    CASH AND CASH EQUIVALENTS                             20,841      23,036

CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD           16,065      28,425
                                                        --------    ---------

CASH AND CASH EQUIVALENTS - END OF PERIOD               $ 36,906    $ 51,461
                                                        ========    ========

CASH PAID DURING THE PERIOD FOR:
    Income taxes                                        $      -    $      -


The accompanying notes are an integral part of the consolidated financial statements.

                          TONGJI HEALTHCARE GROUP, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            JUNE 30, 2007 AND 2006

NOTE 1-     ORGANIZATION AND BASIS OF PRESENTATION

            Nanning Tongji Hospital, Inc. ("NTH") was established in Nanning in the province of Guangxi of the Peoples Republic of China ("PRC") by the Nanning Tongji Medical Co. Ltd. and an individual on October 30, 2003.

            NTH is the largest private hospital modernized and comprehensive in combining medical treatment, scientific research, teaching, prevention, and health care together. It is an assigned hospital for medical insurance in Nanning and Guangxi. NTH contains specialties in the areas of internal medicine, surgery, gynecology, pediatrics, emergency medicine, ophthalmology, medical cosmetology, rehabilitation, dermatology, otolaryngology, traditional Chinese medicine, medical imaging, anesthesia, acupuncture, physical therapy, health examination, and prevention. NTH is a 105-bed modern hospital containing 4 operating rooms, with Paramount beds installed from Japan, as well as the most advanced medical equipment worldwide from Japan, USA, Germany and France.

            On December 19, 2006, the officers of NTH filed Articles of Incorporation in the State of Nevada which was approved December 19, 2006 to create Tongji Healthcare Group, Inc. a Nevada corporation (the "Company") and also established Tongji, Inc., a Colorado corporation ("Tongji") and wholly owned subsidiary of the Company.

            On December 27, 2006, NTH merged into and with Tongji and became the surviving entity and wholly owned subsidiary of the Company. The Company incorporated with 50,000,000 shares of common stock and 20,000,000 shares of preferred stock both with a par value of $0.001. The Company issued 15,652,557 shares of common stock to the shareholders of NTH in exchange for 100% of the issued and outstanding shares of NTH. Thereafter and for purposes of these consolidated financial statements the "Company" and "NTH" are used to refer to the operations of Nanning Tongji Hospital Co. Ltd. For accounting purposes, the Company accounted for the acquisition of NTH as a recapitalization. The transaction involved entities under common control as defined in Statement of Financial Standard 141, "Business Combinations". As such, the net assets of NTH were acquired at their carrying values at the time of the acquisition. The comparative figures for 2006 are those of NTH.

            The unaudited financial statements included herein have been prepared, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). The interim financial statements and notes do not contain information included in the Company's annual statements and notes. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these interim consolidated financial statements be read in conjunction with the December 31, 2006 audited financial statements and the accompanying notes thereto.

                          TONGJI HEALTHCARE GROUP, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                            JUNE 30, 2007 AND 2006

NOTE 1-     ORGANIZATION AND BASIS OF PRESENTATION (CONTINUED)

            While management believes the procedures followed in preparing these interim consolidated financial statements are reasonable, the accuracy of the amounts are in some respects dependent upon the facts that will exist, and procedures that will be accomplished by the Company later in the year.

            These interim consolidated financial statements reflect all adjustments, including normal recurring adjustments which, in the opinion of management, are necessary to present fairly the consolidated operations and cash flows for the periods presented.

NOTE 2-     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

            Principles of Consolidation

            The consolidated financial statements include the accounts of the Company and its subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

            Use of Estimates

            The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On an on-going basis, the Company evaluates its estimates, including, but not limited to, those related to depreciation, bad debts, income taxes and contingencies. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results could differ from those estimates.

            Economic and Political Risks

            The Company's operations are conducted in the PRC. Accordingly, the Company's business, financial condition and results of operations may be influenced by the political, economic and legal environment in the PRC, and by the general state of the PRC economy.

            The Company's operations in the PRC are subject to special considerations and significant risks not typically associated with companies in North America and Western Europe. These include risks associated with, among others, the political, economic and legal environment and foreign currency exchange. The Company's results may be adversely affected by changes in governmental policies with respect to laws and regulations, anti-inflationary measures, currency conversion, remittances abroad, and rates and methods of taxation, among other things.

                          TONGJI HEALTHCARE GROUP, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                            JUNE 30, 2007 AND 2006

NOTE 2-     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

            Cash and Cash Equivalents

            The Company considers all highly liquid debt instruments and other short-term investments with an initial maturity of three months or less to be cash equivalents. The Company maintained $2,497 as of June 30, 2007 in cash on hand. The remainder of the cash was in financial institutions.

            Comprehensive Income

            The Company adopted Statement of Financial Accounting Standards No, 130, "Reporting Comprehensive Income," (SFAS No. 130). SFAS No. 130 requires the reporting of comprehensive income in addition to net income from operations.

            Comprehensive income is a more inclusive financial reporting methodology that includes disclosure of information that historically has not been recognized in the calculation of net income.

            Inventory

            Inventory is valued at the lower of cost or market (using the weighted average method) and net realizable value. Inventory consists of Chinese and western medicines and pharmaceuticals.

            The net realizable value is the estimated selling price in the ordinary course of business less the estimated costs of completion, selling expenses and related taxes.

            Fair Value of Financial Instruments

            The carrying amounts reported in the balance sheets for cash and cash equivalents, accounts receivable, other receivables and payables and accounts payable approximate fair value because of the immediate or short-term maturity of these financial instruments.

            Currency Translation

            The Company's functional currency is that of the PRC which is the Chinese Renminbi (RMB). The reporting currency is that of the US Dollar. Capital accounts of the consolidated financial statements are translated into United States dollars from RMB at their historical exchange rates when the capital transactions occurred. Assets and liabilities are translated at the exchange rates as of the balance sheet date. Income and expenditures are translated at the average exchange rate of the year. The period end RMB to US dollar as of June 30 2007 was 7.6155, and the average period RMB to the US dollar for the six months ended June 30, 2007 and 2006 were
            7.7121 and 8.0329, respectively. The RMB is not freely convertible into foreign currency and all foreign currency exchange transactions must take place through authorized institutions. No representation is made that the RMB amounts could have been, or could be, converted into US dollar at the rates used in translation.

                      TONGJI HEALTHCARE GROUP, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                            JUNE 30, 2007 AND 2006

NOTE 2-     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

            Currency Translation (Continued)

            The Company records these translation adjustments as accumulated other comprehensive income (loss). Gains and losses from foreign currency transactions are included in other income (expense) in the results of operations. For the six months ended June 30, 2007 and 2006, the Company recorded approximately $10,064 and $2,157 in transaction gains as a result of currency translation.

            Retirement Benefits

            Retirement benefits in the form of contributions under defined contribution retirement plans to the relevant authorities are charged to the statements of operations as incurred.

            Revenue Recognition

            According to the PRC Regulation of Healthcare Institutions, hospitals shall be subject to register with the Administration of Health of the local government to obtain their license for hospital service operation. The Company received its renewed operation license from Nanning's government in May of 2005, and this license remains valid until the next scheduled renewing date of May 2008.

            Other existing regulations having material effects on the Company's business include those dealing with physician's licensing, usage of medicine and injection, public security in health and medical advertising.

            As the Company maintains a facility with an excess of 100 beds, they must have their license renewed at least every three years. The Company is also obligated to provide free service or dispatch their physicians or employees for public assistance. In the US this is commonly referred to as charity care. The Company has a very small percentage of their service for this area.

            The Company generates revenue from the individuals as well as third-party payers, including PRC government programs and insurance providers, under which the hospital is paid based upon several methodologies including established charges, the cost of providing services, predetermined rates per diagnosis, fixed per diem rates or discounts from established charges. Revenues are recorded at estimated net amounts due from patients, third-party payers and others for healthcare services provided at the time the service is provided. Revenues for pharmaceutical drug sales are recognized upon the drug being administered to a patient or at the time a prescription is filled for a patient that contain an executed prescription slip by a registered physician.

            Revenues are recorded at estimated net amounts due from patients and government Medicare funds. The Company's accounting system calculates the expected amounts payable by the government Medicare funds. The Company bills for services provided to Medicare patients through a medical card (the US equivalent to an insurance card). The Company normally receives 90% of the billed amount within 90 days with the remaining 10% upon approval by the end of the year by the PRC government.

                          TONGJI HEALTHCARE GROUP, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                            JUNE 30, 2007 AND 2006

NOTE 2-     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

            Revenue Recognition (Continued)

            Historically, there have not been significant differences between the amounts the Company bills the government Medicare funds and the amounts collected from the Medicare funds.

            Third-party payers include, the Nanning Social Medicare Management Center, a license that took effect in November of 2003, which works like the US Medicare system. The hospital is reimbursed most of the charges for the services provided with the exception of a self-pay portion (like Medicare Part B); the hospital also has a license with the Guangxi Province Medicare Center, which was initially entered into in May of 2004, which works similar to that of Nanning.

            Accounts Receivable

            Accounts receivable are recorded at the estimated net realizable amounts from government units, insurance companies and patients. Generally, the third-party payers reimburse the Company on a 30-day cycle, so collections for the Company has historically not been considered to be an area that exposes the Company to additional risk. Hospital staff does perform verification of patient coverage prior to examinations and/or procedures taking place

            For any Medicare patient who visits the hospital that is qualified for acceptance, the hospital will only include the portion that the social insurance organization in the accounts receivable and collects the self-pay portion in cash at the time of the service. At times, the pre-determined rate the hospital will charge may be different than the approved Medicare rate, thus the likelihood of some bad debt can occur. Management has spent a great deal of time estimating this likelihood and has determined that a reserve estimating 5% of their total accounts receivable does accurately account for their bad debt. Management continues to evaluate this estimate on an ongoing basis.

            The Company has established a reserve for uncollectibles of $11,211 as of June 30, 2007.

            Advertising Costs

            The Company expenses the costs associated with advertising as incurred. Advertising expenses for the six months ended June 30, 2007 and 2006 of $144,846 and $10,084, respectively are included in selling and promotional expenses in the statements of operation. Advertising costs include marketing brochures and an advertising campaign to the public.

            Advance to Suppliers

            Advances to suppliers represent the cash paid in advance for purchasing materials utilized in the hospital as well as pharmaceuticals.

                          TONGJI HEALTHCARE GROUP, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                            JUNE 30, 2007 AND 2006

NOTE 2-     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

            Fixed Assets

            Fixed assets are stated at cost. Depreciation is computed using the straight-line method over the estimated useful lives of the assets, net of the estimated residual values; equipment - 5 to 10 years (3 to 5% residual value) and vehicles - 5 years (3% residual value).

            When assets are retired or otherwise disposed of, the costs and related accumulated depreciation are removed from the accounts, and any resulting gain or loss is recognized in income for the period. The cost of maintenance and repairs is charged to income as incurred; significant renewals and betterments are capitalized.

            Land Use Rights

            According to the laws of China, the government owns all the land in China. Companies or individuals are authorized to possess and use the land only through land use rights granted by the Chinese government. Land use rights would be amortized using the straight-line method over the respective lease term. The Company does not have nay land use rights as they lease the land and building from a related party.

            Construction in Progress

            Construction in progress represents direct costs of construction or acquisition and design fees incurred, as well as interest charges directly related to debt incurred on behalf of particular construction projects. Capitalization of these costs ceases and the construction in progress is transferred to fixed assets (building or equipment) when substantially all the activities necessary to prepare the assets for their intended use are completed. No depreciation is provided until it is completed and ready for intended use. There were no such costs for the Company in the six months ended June 30, 2007 and 2006, respectively.

            Impairment of Long-Lived Assets

            Long-lived assets, primarily fixed assets, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets might not be recoverable. The Company does perform a periodic assessment of assets for impairment in the absence of such information or indicators. Conditions that would necessitate an impairment assessment include a significant decline in the observable market value of an asset, a significant change in the extent or manner in which an asset is used, or a significant adverse change that would indicate that the carrying amount of an asset or group of assets is not recoverable. For long-lived assets to be held and used, the Company recognizes an impairment loss only if its carrying amount is not recoverable through its undiscounted cash flows and measures the impairment loss based on the difference between the carrying amount and estimated fair value.

                          TONGJI HEALTHCARE GROUP, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                            JUNE 30, 2007 AND 2006

NOTE 2-     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

            Earnings (Loss) Per Share of Common Stock

            Basic net earnings (loss) per common share is computed using the weighted average number of common shares outstanding. Diluted earnings per share (EPS) includes additional dilution from common stock equivalents, such as stock issuable pursuant to the exercise of stock options and warrants. Common stock equivalents are not included in the computation of diluted earnings per share when the Company reports a loss because to do so would be antidilutive. The Company did not have a loss for either period.

            The Company has not granted any options or warrants during 2007 or 2006, and there are no options or warrants outstanding as of June 30, 2007.

            The following is a reconciliation of the computation for basic and diluted EPS:

                                                      June 30,       June 30,
                                                       2007            2006
                                                      -------         --------

            Net income (loss)                       $    56,371     $   (7,118)
                                                    -----------     ----------
            Weighted-average common shares
              Outstanding (Basic)                    15,652,557     15,652,557

            Weighted-average common stock
              Equivalents
                 Stock options                                -              -
                 Warrants                                     -              -
                                                   ------------     ----------
            Weighted-average common shares
               Outstanding                           15,652,557     15,652,557
                                                    ===========     ==========
            Income Taxes

            The Company accounts for income tax using an asset and liability approach and allows for recognition of deferred tax benefits in future years. Under the asset and liability approach, deferred taxes are provided for the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. A valuation allowance is provided for deferred tax assets if it is more likely than not these items will either expire before the Company is able to realize their benefits, or that future realization is uncertain.

                          TONGJI HEALTHCARE GROUP, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                            JUNE 30, 2007 AND 2006

NOTE 2-     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

            Income Taxes (Continued)

            In accordance with the relevant tax laws and regulations of PRC and US, the corporation income tax rate would typically be 33% in the PRC. The Company has received a waiver (duty free certificate) from the taxing authorities in the PRC for corporate enterprise income tax for the year ended 2004 through 2006. Effective 2007, the Company will be taxed at the rate of 33%.

            In addition, companies in the PRC are required to pay business taxes consisting of 5% of income they derive from providing medical treatment and city construct taxes, and educational taxes are based on 7% and 3% of the business taxes, and the Company had accrued these taxes for 2005. The Company has received notification that they are exempt from these taxes for the years ending 2006 through 2008.

            Stock-Based Compensation

            The Company follows FASB 123R in accounting for its stock based compensation (see Recent Accounting Pronouncements). This measures compensation expense for its employee stock-based compensation using the intrinsic-value method. Under the intrinsic-value method of accounting for stock-based compensation, when the exercise price of options granted to employees and common stock issuances are less than the estimated fair value of the underlying stock on the date of grant, deferred compensation is recognized and is amortized to compensation expense over the applicable vesting period. The Company for 2007 and 2006 did not grant any options or warrants that would need to be valued under such method. The following represents the effect on net income attributable to common shareholders per share if the fair value method had been applied to all awards.

            On January 1, 2006, the Company adopted the provisions of FAS No. 123R "Share-Based Payment" ("FAS 123R") which requires recognition of stock-based compensation expense for all share-based payments based on fair value. Prior to January 1, 2006, the Company measured compensation expense for all of its share-based compensation using the intrinsic value method prescribed by Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25") and related interpretations. The Company has provided pro forma disclosure amounts in accordance with FAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure - an amendment of FASB Statement No. 123" ("FAS 148"), as if the fair value method defined by FAS No. 123, "Accounting for Stock Based Compensation" ("FAS 123") had been applied to its stock-based compensation.

            The Company has elected to use the modified-prospective approach method. Under that transition method, the calculated expense in 2006 is equivalent to compensation expense for all awards granted prior to, but not yet vested as of January 1, 2006, based on the grant-date fair values estimated in accordance with the original provisions of FAS 123. Stock-based compensation expense for all awards granted after January 1, 2006 is based on the grant-date fair values estimated in accordance with the provisions of FAS 123R.

                          TONGJI HEALTHCARE GROUP, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                            JUNE 30, 2007 AND 2006

NOTE 2-     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

            Stock-Based Compensation (Continued)

            The Company recognizes these compensation costs, net of an estimated forfeiture rate, on a pro rata basis over the requisite service period of each vesting tranche of each award. The Company considers voluntary termination behavior as well as trends of actual option forfeitures when estimating the forfeiture rate.

            The Company measures compensation expense for its non-employee stock-based compensation under the Financial Accounting Standards Board (FASB) Emerging Issues Task Force (EITF) Issue No. 96-18, "Accounting for Equity Instruments that are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services". The fair value of the option issued is used to measure the transaction, as this is more reliable than the fair value of the services received. The fair value is measured at the value of the Company's common stock on the date that the commitment for performance by the counterparty has been reached or the counterparty's performance is complete. The fair value of the equity instrument is charged directly to compensation expense and additional paid-in capital.

            Segment Information

            The Company follows the provisions of SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information". This standard requires that companies disclose operating segments based on the manner in which management disaggregates the Company in making internal operating decisions. For 2007 and 2006, the Company operated in one geographical location, and segmented their revenues into two segments; one for the providing of medical care, and one for the sale of pharmaceuticals.

            The Company in 2007 had total revenues of $1,004,441 of which $498,319 was revenue recognized for providing medical care, and $506,122 for the sale of pharmaceuticals.

            The Company in 2006 had total revenues of $700,804 of which $311,170 was revenue recognized for providing medical care, and $389,634 for the sale of pharmaceuticals.

                          TONGJI HEALTHCARE GROUP, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                            JUNE 30, 2007 AND 2006

NOTE 2-     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

            Recent Accounting Pronouncements

            In September 2006, the FASB issued SFAS 157, "Fair Value Measurements." This standard defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosure about fair value measurements. This statement is effective for financial statements issued for fiscal years beginning after November 15, 2007. Early adoption is encouraged. The adoption of SFAS 157 is not expected to have a material impact on the consolidated financial statements.

            In September 2006, the FASB issued SFAS 158, "Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements 87, 88, 106 and 132(R)" ("SFAS 158"). SFAS 158 requires an employer to recognize the over-funded or under-funded status of a defined benefit postretirement plan (other than a multiemployer plan) as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income. SFAS 158 also requires the measurement of defined benefit plan assets and obligations as of the date of the employer's fiscal year-end statement of financial position (with limited exceptions). Management does not expect adoption of SFAS 158 to have a material impact on the Company's consolidated financial statements.

            In February 2007, the FASB issued FAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities - Including an amendment of FASB Statement No. 115", ("FAS 159") which permits entities to choose to measure many financial instruments and certain other items at fair value at specified election dates. A business entity is required to report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. This statement is expected to expand the use of fair value measurement. FAS 159 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years.

            In July 2006, the FASB issued Interpretation No. 48 (FIN No. 48), "Accounting for Uncertainty in Income Taxes." This interpretation requires recognition and measurement of uncertain income tax positions using a "more-likely-than-not" approach. FIN No. 48 is effective for fiscal years beginning after December 15, 2006. Management is still evaluating what effect this will have on the Company's consolidated financial statements.

            In September 2006, the United States Securities and Exchange Commission ("SEC") issued SAB 108, "Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements."

                          TONGJI HEALTHCARE GROUP, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                            JUNE 30, 2007 AND 2006

NOTE 2-     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

            Recent Accounting Pronouncements (Continued)

            This SAB provides guidance on the consideration of the effects of prior year misstatements in quantifying current year misstatements for the purpose of a materiality assessment. SAB 108 establishes an approach that requires quantification of financial statement errors based on the effects of each of the company's financial statements and the related financial statement disclosures. SAB 108 permits existing public companies to record the cumulative effect of initially applying this approach in the first year ending after November 15, 2006 by recording the necessary correcting adjustments to the carrying values of assets and liabilities as of the beginning of that year with the offsetting adjustment recorded to the opening balance of retained earnings. Additionally, the use of the cumulative effect transition method requires detailed disclosure of the nature and amount of each individual error being corrected through the cumulative adjustment and how and when it arose. The Company does not anticipate that SAB 108 will have a material impact on its consolidated financial statements.

NOTE 3-     FIXED ASSETS

            Fixed assets as of June 30, 2007 were as follows:

                                        Estimated
                                          Useful
                                          Lives
                                         (Years)

            Office equipment               5-10                $186,436
            Medical equipment               5                   807,321
            Fixtures                        10                   94,544
            Vehicles                        5                    36,563
                                                                 ------

                                                              1,124,864
            Less: accumulated depreciation                      348,631
                                                              ---------
            Property  and   equipment, net                    $ 776,233
                                                              =========

            There was $73,338 and $62,431 charged to operations for depreciation expense for the six months ended June 30, 2007 and 2006, respectively. There was no impairment for these assets during the six months ended June 30, 2007 and 2006.

            The Company leases the building and land from a related party, under an arms length agreement. Rent expense included in selling and promotional expenses for the six months ended June 30, 2007 and 2006 were approximately $12,766 and $12,286 (98,633 RMB each period), respectively. The lease term runs from October 2003 to December 2008.

                          TONGJI HEALTHCARE GROUP, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                            JUNE 30, 2007 AND 2006

NOTE 4-     INVENTORIES

            Inventories consisted of the following as of June 30, 2007:


            Medicines and pharmaceuticals                         $74,221

            Less: provision for write-down of inventory                --
                                                                  -------
            Inventory, net                                        $74,221
                                                                  =======

            There was no obsolescence of inventory or write-downs of inventory for the six months ended June 30, 2007 and 2006.

NOTE 5-     STOCKHOLDERS' EQUITY

            Common Stock

            As of June 30, 2007, the Company has 50,000,000 shares of common stock authorized with a par value of $0.001.

            The Company issued 15,652,557 shares of common stock in exchange of 100% of the authorized capital of Nanning Tongji Hospital Co. Ltd. (CHINA) in 2006. There were no shares issued in 2007.

            Nanning Tongji Hospital Co. Ltd. (CHINA) in 2003 issued 3,000,000 shares.

            The Company has not granted any options or warrants during 2007 or 2006, and there are no options or warrants outstanding as of June 30, 2007.

            Preferred Stock

            As of June 30, 2007, the Company has 20,000,000 shares of preferred stock authorized with a par value of $0.001. There are no shares issued and outstanding.

            Statutory Reserves

            The Company is required to make appropriations to reserve funds, comprising the statutory surplus reserve, statutory welfare fund and discretionary surplus reserve, based on after-tax net income determined in accordance with generally accepted accounting principles of the PRC ("PRC GAAP"). Appropriation to the statutory surplus reserve is required to be at least 10% of the after tax net income determined in accordance with the PRC GAAP until the reserve is equal to 50% of the entities' registered capital.

                          TONGJI HEALTHCARE GROUP, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                            JUNE 30, 2007 AND 2006

NOTE 5-     STOCKHOLDERS' EQUITY (CONTINUED)

            Statutory Reserves (Continued)

            Appropriations to the statutory public welfare fund is required to be 10% of the after-tax net income determined in accordance with the PRC GAAP. Appropriations to the discretionary surplus reserve are made at the discretion of the Board of Directors.

            The statutory reserve fund is non-distributable other than during liquidation and can be used to fund previous years' losses, if any, and may be utilized for business expansion or converted into share capital by issuing new shares to existing shareholders in proportion to their shareholding or by increasing the par value of the shares currently held by them, providing that the remaining reserve balance after such issue is not less than 25% of the registered capital.

            The statutory welfare reserve can only be utilized on capital items for the collective benefit of the Company's employees, such as construction of dormitories, cafeteria facilities, and other staff welfare facilities. This fund is non-distributable other than liquidation. The transfer to this fund must be made before distribution of any dividend to shareholders.

            The discretionary surplus fund may be used to acquire fixed assets or to increase the working capital to expend on production and operation of the business. The Company's Board of Directors decided not to make appropriations to this reserve.

NOTE 6-     PROVISION FOR INCOME TAXES

            Corporate Income Taxes

            In accordance with the relevant tax laws and regulations of PRC, the corporate income tax rate is 33%. As noted, the corporate income tax for 2004 through 2006 was 0% due to the Company's receipt of a waiver (tax relief) from the PRC government as they acquired a previous government-owned hospital and privatized it and improved it. Commencing, 2007, the corporate tax rate will be 33%.

            Business Taxes

            In accordance with the relevant tax laws and regulations of PRC, the Company is required to pay business taxes of 5% of income they derive from providing medical treatment and then 7% and 3%, respectively for city construct taxes and educational taxes. As noted, the Company has received a waiver for these taxes for the years ending 2006 through 2008.

                          TONGJI HEALTHCARE GROUP, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                            JUNE 30, 2007 AND 2006

NOTE 6-     PROVISION FOR INCOME TAXES (CONTINUED)

            At June 30, 2007 and 2006, corporate income and business taxes consist of the following:
                                                        2007         2006
                                                       -----         -----

            Corporate income tax                      $ 26,694      $     -
            Business taxes including city construct
              and educational taxes                          -            -
                                                      --------      -------
                                                      $ 26,694      $     -
                                                      ========      =======

            A reconciliation of the PRC enterprise income tax and business tax rate to the effective income tax rate is as follows:

                                                        2007         2006
                                                       -----         -----

            Statutory rate - corporate income tax        33%            0%

            Timing differences                            0             0
                                                      -------        -----
                                                         33%           0%
                                                      ======        =====

            Deferred income taxes are determined using the liability method for the temporary differences between the financial reporting basis and income tax basis of the Company's assets and liabilities. Deferred income taxes are measured based on the tax rates expected to be in effect when the temporary differences are included in the Company's tax return. Deferred tax assets and liabilities are recognized based on anticipated future tax consequences attributable to differences between financial statement carrying amounts of assets and liabilities and their respective tax bases. The Company has no temporary or permanent differences. Therefore, no deferred tax assets and liabilities have been recognized and no valuation allowance has been established.

            The depreciation methods and lives the Company utilizes are identical for book and tax purposes. Additionally, there is no income or expense included in books not included in tax.

                          TONGJI HEALTHCARE GROUP, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                            JUNE 30, 2007 AND 2006

NOTE 7-     RELATED PARTY TRANSACTIONS

            Due from Related Party

            The Company has entered into an agreement with Nanning Tongji Chain Pharmacy Co. Ltd. whereby the Company from time to time will advance amounts to Nanning Tongji Chain Pharmacy Co., Ltd. to assist them in their operations. The two companies have common shareholders. The advanced amounts accrue interest at a rate of 6% per annum which
            exceeds   the   interest   rates  in  the  PRC  for  similar
            borrowings. The Company as of June 30, 2007 is owed, $182,571. Accrued interest receivable on this agreement of $22,462 as of June 30, 2007, is included in due from related party.

            Due to Related Parties

            The Company has entered into an agreement with Guangxi Tongji Medicine Co. Ltd. whereby the Company from time to time will be advanced amounts to assist them in their operations. The two companies have common shareholders. The advanced amounts accrue interest at a rate of 6% per annum which exceeds the interest rates in the PRC for similar borrowings. The Company as of June 30, 2007 is indebted to Guangxi Tongji Medicine Co. Ltd, in the amount of $176,968. Accrued interest payable on this agreement of $52,950 as of June 30, 2007, is included in due to related party.

            The Company has entered into an agreement with the Chairman of the Company, Mr. Yunhui Yu whereby the Company from time to time will be advanced amounts to assist them in their operations. The advanced amounts accrue interest at a rate of 6% per annum which exceeds the interest rates in the PRC for similar borrowings. The Company as of June 30, 2007 is indebted to their Chairman in the amount of $116,676. Accrued interest payable on this agreement of $23,041 as of June 30, 2007, is included in due to related party.

            Rental

            The Company has entered into a lease agreement for their hospital with Guangxi Tongji Medicine Co. Ltd that expires December 2008. Monthly rentals are 16,438.86 per month (RMB). Included in due to related parties as of June 30, 2007 is $94,979 in amounts that are currently due. Based on the exchange rate at June 30, 2007, minimum lease payments are as follows:

            Period ending June 30, 2008          $25,903
                                   2009           12,952

ITEM 2. MANAGEMENTS DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND PLAN OF OPERATION

      You should read the following discussion and analysis of our financial condition and results of operations in conjunction with our financial statements and the related notes included elsewhere in this report. Our financial statements have been prepared in accordance with U.S. GAAP. In addition, our financial statements and the financial data included in this report reflect our reorganization and have been prepared as if our current corporate structure had been in place throughout the relevant periods. The following discussion and analysis contains forward-looking statements that involve risks and uncertainties. Actual results could differ materially from those projected.

                                   Overview

      We were organized as a Nevada corporation on December 19, 2006. On December 27, 2006 we issued 15,652,557 shares of our common stock to acquire all outstanding shares of Nanning Tongji Hospital Co., Ltd., which we refer to as "Tongji Hospital," a PRC company which was formed in October 30, 2003. The purpose of the transaction was to redomicile us as a Nevada corporation. Unless otherwise indicated, all references to us throughout this prospectus includes the operations of Tongji Hospital.

      Our critical accounting policies, as well as recent accounting pronouncements which apply to us, are described in Note 2 to our financial statements which are included as part of this report.

Results of Operation

      Statistical information concerning our hospital is shown in the following tables:

                                 Year Ended December 31,     Six Months Ended
      Revenues                   2006             2005         June 30, 2007
      --------                   ----             ----      ------------------

        Medicare-patients         41%              29%              45%
        Self-pay-patients         59%              71%              55%
                                -----            -----            -----
                                 100%             100%             100%
                                 ====             ====            =====
      Patients Treated
      ----------------
        Medicare                  40%              40%              50%
        Self-pay                  60%              60%              50%
                                -----            -----            -----
                                 100%             100%             100%
                                 ====             ====            =====
      Patients Treated

        Inpatients                38%              26%              35%
        Outpatients               62%              74%              65%
                                -----            -----            -----
                                 100%             100%             100%
                                 ====             ====            =====

      Material changes of items in our Statement of Operations for the six months ended June 30, 2007, as compared to the six months ended June 30, 2006, are discussed below:

      Patient Service Revenue: The increase in revenues was the result of more patients being treated by our hospital, due to our increased reputation as being a preferred provider of health care services in the region.

       Gross profit: Our gross profit, as a percentage of our gross revenue, was 47% during the six months ended June 30, 2007, which was comparable to our gross profit percentage of 45% during the six months ended June 30, 2006.

       Operating Expenses: Selling and promotion expenses increased as we spent more during the quarter to promote our hospital. General and administrative expenses increased as we hired more employees to provide medical services. Depreciation, amortization and expenses increased mainly due to the depreciation and amortization of new medical equipment.

Trends, Events and Uncertainties

      The China Ministry of Health, as well as other related agencies, have proposed changes to the prices we can charge for medical services, drugs and medications. We cannot predict the impact of these proposed changes since the changes are not fully defined and we do not know whether those proposed changes will ever be implemented or when they may take effect.
      We would normally be required to pay a tax of 5% of the income derived from providing medical treatment plus city construction and educational taxes equal to 7% and 3% respectively, of the business tax. We are exempt from these taxes for 2006, 2007 and 2008.

      Other than the factors listed above we do not know of any trends, events or uncertainties that have had or are reasonably expected to have a material impact on our net sales or revenues or income from continuing operations. Our business is not seasonal in nature.

Accounting Estimates

      In the United States most hospitals have contracts with health insurance companies which provide that patients with health insurance will be charged reduced rates for healthcare services. Reduced rates are also charged for Medicare and Medicaid patients. Although the patient is billed for the services provided by the hospital at the higher rate normally charged to patients without insurance the amount billed is reduced by the charges paid by the insurance carrier and by the difference (sometimes known as the "contractual allowance") between the normal rate for the services and the reduced rate which the hospital estimates it will receive from Medicare, Medicaid and insurance companies.

     For financial reporting purposes, hospitals in the United States record revenues based upon established billing rates less adjustments for contractual allowances. Revenues are recorded based upon the estimated amounts due from the patients and third-party payors, including federal and state agencies (under the Medicare and Medicaid programs) managed care health plans, health insurance companies, and employers. Estimates of contractual allowances under third-party payor arrangements are based upon the payment terms specified in the related contractual agreements. Third-party payor contractual payment terms are generally based upon predetermined rates per diagnosis, per diem rates, or discounted fee-for-service rates.


      Due to the complexities involved in determining amounts ultimately due under reimbursement arrangements with a large number of third-party payors, which are often subject to interpretation, the reimbursement actually received by U.S. hospitals for health care services is sometimes different from their estimates.

      The medical system in China is different than that in the United States. Private medical insurance is not generally available to the Chinese population and as a result services and medications provided by our hospital are usually paid for in cash or by the Medicare agencies of the Nanning municipal government and the Guangxi provincial government. Our billing system automatically calculates the reimbursements to which we are entitled based upon regulations promulgated by the Medicare agencies. We bill the Medicare agencies directly for services provided to patients coved by the Medicare programs. Since we bill the Medicare agencies directly, our gross revenues are not reduced by contractual allowances.

      Since we only deal with the Nanning municipal and the Guangxi provincial Medicare agencies we are familiar with their regulations pertaining to reimbursements. As a result, there is normally no material difference between the amounts we bill and the amounts we receive for services provided to Medicare patients.

Liquidity and Capital Resources

      The following shows our material sources and (uses) of cash during the periods presented:
                                                      Six Months Ended June 30,
                                                      2007               2006
                                                      ----               ----

     Cash provided by (used in) operations          $261,876         $(148,698)
     Purchase of equipment                            (3,238)          (11,867)
     Proceeds from sale of equipment                      --             2,311
     Advances from related parties                        --           186,159
     Repayment of advances from related parties     (237,785)           (5,154)

      Future payments due on our material contractual obligations as of June 30, 2007 are as follows:

                                              Twelve Months Ended June 30,
      Item                       Total          2008              2009
      ----                       -----          ----              ----

      Medical Building Lease    $38,855       $25,903           $12,952

      Except as shown above, as of June 30, 2007 we did not have any material capital requirements.

      Virtually all of our accounts receivable at June 30, 2007 were due from the Nanning and Guangxi Medicare agencies.

      A receivable is recorded as a bad debt and is written off when we consider it to be uncollectable. During the six months ended June 30, 2007 and the years ended December 31, 2005 and 2006 we did not write off any bad debts.

      Income from our operations has been, and is expected to be in the future, our primary source of cash.

      We do not have any off-balance sheet items reasonably likely to have a material effect on our financial condition.

ITEM 3. CONTROLS AND PROCEDURES

      Yun-hui Yu, the Company's President and Chief Executive Officer, and Wei-Dong Huang, the Company's Principal Financial Officer, have evaluated the effectiveness of the Company's disclosure controls and procedures as of a date prior to the filing date of this report, and in their opinion the Company's disclosure controls and procedures are effective to ensure that material information relating to the Company, including its consolidated subsidiaries, is made known to them by others within those entities, particularly during the period in which this report is being prepared, so as to allow timely decisions regarding required disclosure. There have been no changes in the Company's internal controls or in other factors that could significantly affect the Company's internal controls. As a result, no corrective actions with regard to significant deficiencies or material weakness in the Company's internal controls were required.

                                     PART II

                                OTHER INFORMATION


Item 6. Exhibits

      Number      Exhibit

        31        Rule 13a-14(a) Certifications

        32        Section 1350 Certifications

                                  SIGNATURES


      In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on August 11, 2007.

                                 TONGJI HEALTHCARE GROUP, INC.


                                 By: /s/ Yun-hui Yu
                                     ------------------------------
                                     Yun-hui Yu, President and Chief Executive
                                         Officer



                                 By: /s/ Wei-dong Huang
                                     ------------------------------------
                                     Wei-dong  Huang, Chief Financial and
                                        Accounting Officer