Form 10QSB
period 2007-09-30
Tongji Healthcare Group, Inc.
filed 2007-11-13
CIK 1389518

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB
(Mark One)
          (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2007

                                       OR

(  )  TRANSITION  REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
      EXCHANGE ACT OF 1934

      Commission File Number - None

                          TONGJI HEALTHCARE GROUP, INC.
                          -----------------------------
             (Exact name of registrant as specified in its charter)

            Nevada                                  None
------------------------------       ------------------------------------
State or other jurisdiction of       (I.R.S.) Employer Identification No.
       incorporation

                         No.5 Beiji Road, Nanning, China
                                0086-771-2020000
                        ------------- -----------------
                     Address of principal executive offices

                                0086-771-2020000
                                ----------------
               Registrant's telephone number, including area code

                                       N/A
                       ----------------------------------
 Former name, former address and former fiscal year, if changed from last report


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


   As of October 31, 2007 the Company had 15,652,557 outstanding shares of common stock.

                          TONGJI HEALTHCARE GROUP, INC.
                        CONSOLIDATED FINANCIAL STATEMENTS
                       NINE MONTHS ENDED SEPTEMBER 30, 2007 AND 2006

                    INDEX TO FINANCIAL STATEMENTS (UNAUIDTED)

                                                                        Page(s)
                                                                        -------

Report of Independent Registered Public Accounting Firm                      1

Consolidated Balance Sheet as of September 30, 2007                          2

Consolidated Statements of Operations and Accumulated Other
   Comprehensive Income for the Nine and Three Months
   Ended September 30, 2007                                                  3

Consolidated Statements of Changes in Stockholders' Equity for
   the Nine Months Ended September 30, 2007 and the Years Ended
   December 31, 2006 and 2005                                                4

Consolidated Statements of Cash Flows for the Nine Months Ended
   September 30, 2007                                                        5

Notes to Consolidated Financial Statements                                6-21

                  REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors
Tongji Healthcare Group, Inc.

I have reviewed the accompanying consolidated balance sheet of Tongji Healthcare Group, Inc. (the "Company") as of September 30, 2007 and the related consolidated statements of operations and accumulated other comprehensive income
(loss), changes in stockholders' equity, and cash flows for the nine months ended September 30, 2007 and 2006. These interim consolidated financial statements are the responsibility of the Company's management.

I conducted the reviews in accordance with standards of the Public Company Accounting Oversight Board (United States). A review of interim financial information consists principally of applying analytical procedures and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with standards of the Public Company Accounting Oversight Board (United States), the objective of which is the expression of an opinion regarding the condensed consolidated financial statements taken as a whole. Accordingly, I do not express such an opinion.

Based on my reviews, I am not aware of any material modifications that should be made to the accompanying interim consolidated financial statements for them to be in conformity with U.S. generally accepted accounting principles.



/s/ Michael Pollack CPA
Cherry Hill, NJ
October 31, 2007

                          TONGJI HEALTHCARE GROUP, INC.
                     CONSOLIDATED BALANCE SHEET (UNAUDITED)
                               SEPTEMBER 30, 2007
                                    (IN US$)

                                           ASSETS


Current Assets:
  Cash and cash equivalents                    $     34,844
  Accounts receivable, net                          202,054
  Due from related party                            444,229
  Inventories                                       128,639
  Other receivables                                   1,080
  Prepaid expenses and other current assets          31,384
                                               -------------

    Total Current Assets                            842,230
                                               -------------

  Fixed assets, net of depreciation                 760,339
                                               -------------

TOTAL ASSETS                                   $  1,602,569
                                               =============

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES
Current Liabilities:
  Note payable                                 $    399,675
  Accounts payable and accrued expenses             442,497
  Accrued taxes                                      68,725
  Due to related parties                            274,788
                                               -------------

      Total Current Liabilities                   1,185,685
                                               -------------

      Total Liabilities                           1,185,685
                                               -------------

STOCKHOLDERS' EQUITY
  Preferred stock, $0.001 Par Value; 20,000,000
   shares authorized and 0 shares issued and
   outstanding                                            -
  Common stock, $0.001 Par Value; 50,000,000
   shares authorized and 15,652,557 shares
   issued and outstanding                            15,653
  Additional paid-in capital                        347,347
  Statutory reserves                                 36,848
  Retained earnings (deficit)                        (8,409)
  Accumulated other comprehensive income             25,445
                                               -------------

      Total Stockholders' Equity                    416,884
                                               -------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY     $  1,602,569
                                               =============


The accompanying notes are an integral part of the consolidated financial statements.

                          TONGJI HEALTHCARE GROUP, INC.
                    CONSOLIDATED STATEMENTS OF OPERATIONS AND
               ACCUMULATED OTHER COMPREHENSIVE INCOME (UNAUDITED)
         FOR THE NINE AND THREE MONTHS ENDED SEPTEMBER 30, 2007 AND 2006
                                    (IN US $)


                                                                                     THREE MONTHS
                                                     NINE MONTHS ENDED                   ENDED
                                                        SEPTEMBER 30,                SEPTEMBER 30,
                                                     2007          2006           2007          2006
                                                 ------------  ------------  ------------  ------------

PATIENT SERVICE REVENUE                          $ 1,623,439   $ 1,088,511   $   618,998   $   387,707
                                                 ------------  ------------  ------------  ------------

DIRECT COST OF PROVIDING PATIENT SERVICE REVENUE
  Inventory, beginning of period                      97,399       129,469        78,813       145,073
  Purchases of medical supplies, pharmaceuticals
    and labor                                        961,161       624,505       451,518       222,332
  Inventory, end of period                          (128,639)     (209,333)     (128,639)     (209,333)
                                                 ------------  ------------  ------------  ------------
       Total Cost of Sales                           929,921       544,641       401,692       158,072
                                                 ------------  ------------  ------------  ------------

GROSS PROFIT                                         693,518       543,870       217,306       229,635
                                                 ------------  ------------  ------------  ------------
OPERATING EXPENSES
   Selling and promotion                             457,256       307,238       230,934       139,167
   General and administrative fees                   114,548       103,911        27,890        33,293
   Bad debt expense (recovery of bad debt)           (2,723)         4,992             9         1,632
   Depreciation, amortization and impairment         111,052        97,528        37,714        35,097
                                                 ------------  ------------  ------------  ------------
       Total Operating Expenses                      680,133       513,669       296,547       209,189
                                                 ------------  ------------  ------------  ------------

INCOME (LOSS) BEFORE OTHER INCOME (EXPENSE)           13,385        30,201       (79,241)       20,446

OTHER INCOME (EXPENSE)
   Interest expense, net of interest income           11,504        24,820         1,942         7,947
                                                 ------------  ------------  ------------  ------------
       Total Other Income (Expense)                   11,504        24,820         1,942         7,947
                                                 ------------  ------------  ------------  ------------
NET INCOME (LOSS) BEFORE PROVISION FOR
INCOME TAXES                                           1,881         5,381       (81,183)       12,499
Provision for Income Taxes                           (26,694)            -             -             -
                                                 ------------  ------------  ------------  ------------


NET INCOME (LOSS) APPLICABLE TO COMMON SHARES    $   (24,813)  $     5,381   $   (81,183)  $    12,499
                                                 ============  ============  ============  ============

NET INCOME (LOSS) PER BASIC AND DILUTED SHARES   $     (0.00)  $      0.00   $     (0.01)  $      0.00
                                                 ============  ============  ============  ============
WEIGHTED AVERAGE NUMBER OF COMMON
    SHARES OUTSTANDING                            15,652,557    15,652,557    15,652,551     5,652,557
                                                 ============  ============  ============  ============
COMPREHENSIVE INCOME (LOSS)
    Net income (loss)                            $   (24,813)  $     5,381   $   (81,183)  $    12,499
    Other comprehensive income
       Currency translation adjustments               15,141         3,033         5,077           876
                                                 ------------  ------------  ------------  ------------
Comprehensive income (loss)                      $    (9,672)  $     8,414   $   (76,106)  $    13,375
                                                 ============  ============  ============  ============



The accompanying notes are an integral part of the consolidated financial statements.

                          TONGJI HEALTHCARE GROUP, INC.
     CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (UNAUDITED)
          FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2007 AND YEARS ENDED
                           DECEMBER 31, 2006 AND 2005
                                    (IN US $)


                                                                                                            Accumulated
                                                                      Additional                Retained       Other
                                                  Common Stock         Paid-in    Statutory     Earnings   Comprehenisve
                                               Shares      Amount      Capital     Reserves     (Deficit)      Income       Total
                                             ----------  ----------   ----------  ----------   ----------- -------------- ----------

Balance January 1, 2005                      3,000,000   $  363,000   $        -   $       -   $  (114,691)  $       -   $  248,309

Net loss for the year ended
  December 31, 2005                                  -            -            -           -       (16,299)      3,295      (13,004)
                                            -----------  -----------  -----------  ----------  ------------  ----------  -----------
Balance December 31, 2005                    3,000,000      363,000            -           -      (130,990)      3,295      235,305

Shares cancelled in merger with
  Tongji, Inc.                              (3,000,000)    (363,000)           -           -             -           -     (363,000)

Shares issued in reverse merger with
  Tongji Healthcare Group, Inc.             15,652,557       15,653      347,347           -             -           -      363,000

Allocation of staturoty reserves                     -            -            -      36,848       (36,848)          -            -

Net income for the year ended
  December 31, 2006                                  -            -            -           -       184,242       7,009      191,251
                                            -----------  -----------  -----------  ----------  ------------  ----------  -----------
Balance December 31, 2006                   15,652,557       15,653      347,347      36,848        16,404      10,304      426,556

Net income for the nine months ended
  September 30, 2007                                 -            -            -           -       (24,813)     15,141       (9,672)
                                            -----------  -----------  -----------  ----------  ------------  ----------  -----------
                                            15,652,557   $   15,653   $  347,347   $  36,848   $    (8,409)  $  25,445   $  416,884
                                            ===========  ===========  ===========  ==========  ============  ==========  ===========



  The accompanying notes are an integral part of the consolidated financial statements.

                          TONGJI HEALTHCARE GROUP, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                   FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2007 AND 2006
                                    (IN US $)

                                                         2007           2006
                                                      --------------------------

CASH FLOWS FROM OPERATING ACTIVITIES
   Net income (loss)                                  $  (24,813)    $   5,381
                                                      -----------    ----------
   Adjustments to reconcile net income (loss)
    to net cash provided by (used in) operating
    activities:
    Depreciation, amortization and impairment            111,052        97,528
  Changes in assets and liabilities
     (Increase) decrease in accounts receivable           82,734       (96,306)
     (Increase) in inventory                             (27,145)      (76,576)
     (Increase) decrease in other receivables                907       (13,867)
     (Increase) in prepaid expenses and other
       current assets                                     (4,009)       (2,976)
     Increase (decrease) in accounts payable and
       and accrued expenses                               17,552      (117,808)
                                                      -----------    ----------

     Total adjustments                                   181,091      (210,005)
                                                      -----------    ----------

     Net cash provided by (used in) operating
activities                                               156,278      (204,624)
                                                      -----------    ----------
CASH FLOWS FROM INVESTING ACTIVITIES
   (Acquisitions) of fixed assets                        (13,953)      (22,786)
   Disposals of fixed assets                                   -         2,311
   Net advancements to/from related parties             (298,261)       43,244
                                                      -----------    ----------
      Net cash provided by (used in) investing
activities                                              (312,214)       22,769
                                                      -----------    ----------
CASH FLOWS FROM FINANCING ACTIVITES
    Proceeds from note payable                           394,755             -
    Net advancements from/to related parties            (225,124)      170,588
                                                      -----------    ----------
       Net cash provided by financing activities         169,631       170,588
                                                      -----------    ----------
Effect of foreign currency translation                     5,084        (1,110)
                                                      -----------    ----------
NET INCREASE (DECREASE) IN
    CASH AND CASH EQUIVALENTS                             18,779       (12,377)

CASH AND CASH EQUIVALENTS -
    BEGINNING OF PERIOD                                   16,065        28,425
                                                      -----------    ----------
CASH AND CASH EQUIVALENTS - END OF PERIOD             $   34,844     $  16,048
                                                      ===========    ==========
CASH PAID DURING THE PERIOD FOR:
    Interest                                          $    3,891     $       -
                                                      ===========    ==========



The accompanying notes are an integral part of the consolidated financial statements.

                          TONGJI HEALTHCARE GROUP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           SEPTEMBER 30, 2007 AND 2006

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

                          TONGJI HEALTHCARE GROUP, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                           SEPTEMBER 30, 2007 AND 2006

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

                          TONGJI HEALTHCARE GROUP, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                           SEPTEMBER 30, 2007 AND 2006

NOTE 2-     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

            Cash and Cash Equivalents

            The Company considers all highly liquid debt instruments and other short-term investments with an initial maturity of three months or less to be cash equivalents. The Company maintained $14,562 as of September 30, 2007 in cash on hand. The remainder of the cash was in financial institutions.

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

            Currency Translation

            The Company's functional currency is that of the PRC which is the Chinese Renminbi (RMB). The reporting currency is that of the US Dollar. Capital accounts of the consolidated financial statements are translated into United States dollars from RMB at their historical exchange rates when the capital transactions occurred. Assets and liabilities are translated at the exchange rates as of the balance sheet date. Income and expenditures are translated at the average exchange rate of the year. The period end RMB to US dollar as of September 30 2007 was 7.5061, and the average period RMB to the US dollar for the nine months ended September 30, 2007 and 2006 were 7.6621 and 7.9943, respectively. The RMB is not freely convertible into foreign currency and all foreign currency exchange transactions must take place through authorized institutions. No representation is made that the RMB amounts could have been, or could be, converted into US dollar at the rates used in translation.

                          TONGJI HEALTHCARE GROUP, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                           SEPTEMBER 30, 2007 AND 2006

NOTE 2-     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

            Currency Translation (Continued)

            The Company records these translation adjustments as accumulated other comprehensive income (loss). Gains and losses from foreign currency transactions are included in other income (expense) in the results of operations. For the nine months ended September 30, 2007 and 2006, the Company recorded approximately $15,141 and $3,033 in transaction gains as a result of currency translation.

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

                          TONGJI HEALTHCARE GROUP, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                           SEPTEMBER 30, 2007 AND 2006

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

            The Company has established a reserve for uncollectibles of $10,634 as of September 30, 2007.

            Advertising Costs

            The Company expenses the costs associated with advertising as incurred. Advertising expenses for the nine months ended September 30, 2007 and 2006 of $289,466 and $36,357, respectively are included in selling and promotional expenses in the statements of operation. Advertising costs include marketing brochures and an advertising campaign to the public.

            Advance to Suppliers

            Advances to suppliers represent the cash paid in advance for purchasing materials utilized in the hospital as well as pharmaceuticals.

                          TONGJI HEALTHCARE GROUP, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                           SEPTEMBER 30, 2007 AND 2006

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

            Construction in Progress

            Construction in progress represents direct costs of construction or acquisition and design fees incurred, as well as interest charges directly related to debt incurred on behalf of particular construction projects. Capitalization of these costs ceases and the construction in progress is transferred to fixed assets (building or equipment) when substantially all the activities necessary to prepare the assets for their intended use are completed. No depreciation is provided until it is completed and ready for intended use. There were no such costs for the Company in the nine months ended September 30, 2007 and 2006, respectively.

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

                          TONGJI HEALTHCARE GROUP, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                           SEPTEMBER 30, 2007 AND 2006

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

            The Company has not granted any options or warrants during 2007 or 2006, and there are no options or warrants outstanding as of September 30, 2007.

            The following is a reconciliation of the computation for basic and diluted EPS:

                                                 September 30,  September 30,
                                                     2007           2006
                                                 -------------- --------------

            Net income (loss)                    $  (24,813)    $    5,381
                                                 -------------- --------------

            Weighted-average common shares
            Outstanding
            (Basic)                              15,652,557     15,652,557

            Weighted-average common stock
            Equivalents
                 Stock options                            -              -
                 Warrants                                 -              -
                                                 -------------- --------------

            Weighted-average common shares
            Outstanding (Diluted)                15,652,557     15,652,557
                                                 ============== ==============



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

                          TONGJI HEALTHCARE GROUP, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                           SEPTEMBER 30, 2007 AND 2006

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

                          TONGJI HEALTHCARE GROUP, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                           SEPTEMBER 30, 2007 AND 2006

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

            The Company in 2007 had total revenues of $1,623,439 of which $790,013 was revenue recognized for providing medical care, and $833,426 for the sale of pharmaceuticals.

            The Company in 2006 had total revenues of $1,088,511 of which $492,363 was revenue recognized for providing medical care, and $596,148 for the sale of pharmaceuticals.

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

                          TONGJI HEALTHCARE GROUP, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                           SEPTEMBER 30, 2007 AND 2006

NOTE 2-     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

            Recent Accounting Pronouncements (Cont'd)

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

                          TONGJI HEALTHCARE GROUP, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                           SEPTEMBER 30, 2007 AND 2006

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

NOTE 3-     FIXED ASSETS

            Fixed assets as of September 30, 2007 were as follows:

                                         Estimated
                                          Useful
                                          Lives
                                         (Years)
                                         ---------

            Office equipment               5-10                $199,945
            Medical equipment               5                   819,088
            Fixtures                        10                   95,922
            Vehicles                        5                    37,096
                                                             ----------

                                                              1,152,051
            Less:  accumulated depreciation                     391,712
                                                             ----------

            Property and equipment, net                      $  760,339
                                                             ==========


            There was $111,052 and $97,528 charged to operations for depreciation expense for the nine months ended September 30, 2007 and 2006, respectively. There was no impairment for these assets during the nine months ended September 30, 2007 and 2006.

            The Company leases the building and land from a related party, under an arms length agreement. Rent expense included in selling and promotional expenses for the nine months ended September 30, 2007 and 2006 were approximately $19,315 and $18,518 (49,316 RMB each period), respectively. The lease term runs from October 2003 to December 2008.

                          TONGJI HEALTHCARE GROUP, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                           SEPTEMBER 30, 2007 AND 2006

NOTE 4-     INVENTORIES

            Inventories consisted of the following as of September 30, 2007:

                   Medicines and pharmaceuticals                    $ 128,639

                   Less: provision for write-down of inventory             --
                                                                    ---------
                   Inventory, net                                   $ 128,639
                                                                    =========

            There was no obsolescence of inventory or write-downs of inventory for the nine months ended September 30, 2007 and 2006.

NOTE 5-     STOCKHOLDERS' EQUITY

            Common Stock

            As of September 30, 2007, the Company has 50,000,000 shares of common stock authorized with a par value of $0.001.

            The Company issued 15,652,557 shares of common stock in exchange of 100% of the authorized capital of Nanning Tongji Hospital Co. Ltd. (CHINA) in 2006. There were no shares issued in 2007.

            Nanning Tongji Hospital Co. Ltd. (CHINA) in 2003 issued 3,000,000 shares.

            The Company has not granted any options or warrants during 2007 or 2006, and there are no options or warrants outstanding as of September 30, 2007.

            Preferred Stock

            As of September 30, 2007, the Company has 20,000,000 shares of preferred stock authorized with a par value of $0.001. There are no shares issued and outstanding.

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

                          TONGJI HEALTHCARE GROUP, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                           SEPTEMBER 30, 2007 AND 2006

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

                          TONGJI HEALTHCARE GROUP, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                           SEPTEMBER 30, 2007 AND 2006

NOTE 6-     PROVISION FOR INCOME TAXES (CONTINUED)

            At September 30, 2007 and 2006, corporate income and business taxes consist of the following:

                                                            2007          2006
                                                            ----          ----

                  Corporate income tax                  $  26,694     $      -

                  Business taxes including city
                   construct and educational taxes             --           --
                                                       ----------     --------
                                                       $   26,694     $     --
                                                       ==========     ========


            A reconciliation of the PRC enterprise income tax and business tax rate to the effective income tax rate is as follows:

                                                            2007          2006
                                                            ----          ----

                  Statutory rate - corporate income tax       33%           0%
                  Timing differences
                                                               0%           0%
                                                         --------      -------
                                                              33%           0%
                                                          =======      =======

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

                          TONGJI HEALTHCARE GROUP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                           SEPTEMBER 30, 2007 AND 2006

NOTE 7-     RELATED PARTY TRANSACTIONS

            Due from Related Party

          The Company has entered into an agreement with Nanning Tongji Chain Pharmacy Co. Ltd. whereby the Company from time to time will advance amounts to Nanning Tongji Chain Pharmacy Co., Ltd. to assist them in their operations. The two companies have common shareholders. The advanced amounts accrue interest at a rate of 6% per annum which exceeds the interest rates in the PRC for similar borrowings. The Company as of September 30, 2007 is owed, $197,784. Accrued interest receivable on this agreement of $23,685 as of September 30, 2007, is included in due from related party.

          The Company has entered into an agreement with Guangxi Tongji Medicine Co. Ltd. whereby they from time to time will advance amounts to assist each other in their operations. The two companies have common shareholders. The advanced amounts accrue interest at a rate of 6% per annum which exceeds the interest rates in the PRC for similar borrowings. The Company as of June 30, 2007 was indebted to Guangxi Tongji Medicine Co. Ltd, in the amount of $176,968. Accrued interest payable on this agreement of $52,950 as of June 30, 2007, is included in due to related party. In the third quarter of 2007, the company has paid off the amount due to Guangxi Tongji Medicine Co., Ltd and advanced amounts to Guangxi Tongji Medicine Co., Ltd. Guangxi Tongji Medicine Co. Ltd as of September 30, 2007 is indebted to the Company, in the amount of $245,445. Accrued interest payable on this agreement of $1,636 as of September 30, 2007, is included in due to related party. Guangxi Tongji Medicine Co. Ltd. is also owed $52,053 in back interest. This amount is included in amounts due to related parties at September 30, 2007.

            Due to Related Parties

            The Company has entered into an agreement with the Chairman of the Company, Mr. Yunhui Yu whereby the Company from time to time will be advanced amounts to assist them in their operations. The advanced amounts accrue interest at a rate of 6% per annum which exceeds the interest rates in the PRC for similar borrowings. The Company as of September 30, 2007 is indebted to their Chairman in the amount of $119,802. Accrued interest payable on this agreement of $24,802 as of September 30, 2007, is included in due to related party.

                          TONGJI HEALTHCARE GROUP, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                           SEPTEMBER 30, 2007 AND 2006

NOTE 7-     RELATED PARTY TRANSACTIONS (CONTINUED)

            Rental

            The Company has entered into a lease agreement for their hospital with Guangxi Tongji Medicine Co. Ltd that expires December 2008. Monthly rentals are 16,438.86 per month (RMB). Included in due to related parties as of September 30, 2007 is $102,933 in amounts that are currently due. Based on the exchange rate at September 30, 2007, minimum lease payments are as follows:

            Period ending September 30, 2008                      $26,264
                                     2009        $  6,566


NOTE 8-     NOTE PAYABLE

            The Company borrowed $399,675 (3,000,000 RMB) from a bank to repay certain debt to related parties as noted in Note 7. The debt accrues interest at the banks benchmark rate plus 20 basis points (ranging between 8.21% and 8.75%). The debt has a maturity of one year and is secured by the Company's assets. Interest expense for the nine months ended September 30, 2007 is $4,855.

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


Results of Operation

      Material changes of items in our Statement of Operations for the nine months ended September 30, 2007, as compared to the nine months ended September 30, 2006, are discussed below:

      Patient Service Revenue: The increase in revenues was the result of more patients being treated by our hospital, due to our increased reputation as being a preferred provider of health care services in the region.

      Gross profit: Our gross profit, as a percentage of our gross revenue, was 43% during the nine months ended September 30, 2007, which was comparable to our gross profit percentage of 50% during the nine months ended September 30, 2006. The decline in our gross profit percentage was the result of lower prices charged for drugs administered or sold to patients.

       Operating Expenses: Selling and promotion expenses increased as we spent more during the period to promote our hospital. General and administrative expenses increased as we hired more employees to provide medical services. Depreciation, amortization and expenses increased mainly due to the depreciation and amortization of new medical equipment.

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

Liquidity and Capital Resources

      Future payments due on our material contractual obligations as of September 30, 2007 are as follows:

                                              Twelve Months Ended June 30,
      Item                       Current        2008              2009
      ----                       -------        ----              ----

      Medical Building Lease   $102,923       $26,264            $6,500


      Except as shown above, as of September 30, 2007 we did not have any material capital requirements.

      Virtually all of our accounts receivable at September 30, 2007 were due from the Nanning and Guangxi Medicare agencies.

      Cash provided by our operations has been, and is expected to be in the future, our primary source of cash.

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

                                     PART II

                                OTHER INFORMATION


Item 6. Exhibits

      Number      Exhibit

        31        Rule 13a-14(a) Certifications

        32        Section 1350 Certifications

                                   SIGNATURES

      In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on November 12, 2007.

                                 TONGJI HEALTHCARE GROUP, INC.


                                 By:         /s/ Yun-hui Yu
                                      ----------------------------------------
                                       Yun-hui Yu, President and Chief Executive
                                       Officer



                                 By:  /s/ Wei-dong Huang
                                     -----------------------------------------
                                     Wei-dong Huang, Chief Financial and
                                     Accounting Officer