Form 10KSB
period 2007-12-31
Tongji Healthcare Group, Inc.
filed 2008-04-15
CIK 1389518

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB
 (Mark One)

     (X) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2007
OR
     ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File No.   None

                          TONGJI HEALTHCARE GROUP, INC.
                    ----------------------------------------
                 (Name of Small Business Issuer in its charter)

              Nevada                                       None
      ---------------------------               ------------------------------
     (State of incorporation)                (IRS Employer Identification No.)

          No.5 Beiji Road,
          Nanning, Guangxi, China                               N/A
----------------------------------------------            ---------------
   (Address of Principal Executive Office)                   Zip Code

Registrant's telephone number, including Area Code: 0086-771-2020000 Securities registered pursuant to Section 12(b) of the Act: None Securities registered pursuant to Section 12(g) of the Act:

                                      None
                                (Title of Class)

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. [ ]

Check whether the Registrant (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.
                                    Yes [X]    No [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-25 of the Exchange Act):

                                    Yes [ ]    No [X]

Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

As of March 31, 2007 the Company's common stock was not publicly traded. The aggregate market value of the voting stock held by non-affiliates of the Company on March 31, 2007 was approximately $16,550,000.

The Company's revenues from continuing operations for the most recent fiscal year were $2,330,026.

As of March 31, 2008 the Company had 15,652,557 issued and outstanding shares of common stock.

ITEM 1.     DESCRIPTION OF BUSINESS

      We operate a general hospital with 105 licensed beds. Our hospital offers care and treatment in the areas of surgery, internal medicine, ophthalmology, orthopaedics, medical cosmetology, urology, dentistry, gynecology, pediatrics, rehabilitation and emergency care.

      Our emergency room is open 24 hours a day and all of our rooms are air conditioned.

       As is common in China, we generate revenues from providing both medical treatment and the sale of drugs and medications. We purchase all drugs and medications which we use and sell from Guangxi Tongji Medicine Co., Ltd., an affiliated company, at prevailing market prices. Drugs and medications are sold only to our patients.

      Our hospital, which was originally owned by the Nanning Erqing Collective Industrial Union, has been in operation since 1957. In September 2000, Li-Yu Chen, one of our principal shareholders, and Guangxi Tongji Medicine Co., Ltd., a company controlled by our President, acquired the hospital. During 2006, Guangxi Tongji Medicine Co., Ltd. distributed its shares in the hospital to its shareholders. We redomiciled our company as a Nevada corporation since it was our belief that being a U.S. corporation will be helpful since investors are more familiar with U.S. corporations, and are more likely to invest in them, as opposed to Chinese corporations.

      Our hospital is certified as a provider of Medicare services by the Nanning municipal government and the Guangxi provincial government. Maintaining the qualifications for acceptance of Medicare patients is very important as revenue from Medicare patients accounted for 41% of total hospital income in 2006. The Medicare accreditation is valid for only one year and must be renewed on an annual basis.

      Our Medicare agreements with the Nanning municipal government and the Guangxi provincial government require that we adhere to prescribed standards for patient care and treatment.

      The amounts we are permitted to charge Medicare patients are based upon a variety of factors, including our cost of providing services and fixed rates for services and medications.

      The majority of healthcare providers in China are government owned and operate at a low level of efficiency. We believe many government-owned hospitals will be privatized in future. In addition, and according to China Hospital Administration Association, there are approximately 1500 private hospitals in China, most of which are independent of each other. The high degree of fragmentation presents an opportunity for acquisition and economies of scale.

       We plan to acquire other hospitals and companies involved in the healthcare industry in China using cash and shares of our common stock. Substantial capital may be needed for these acquisitions and we may need to raise additional funds through the sale of our common stock, debt financing or other arrangements. We do not have any commitments or arrangements from any person to provide us with any additional capital. Additional capital may not be available to us, or if available, on acceptable terms, in which case we would not be able to acquire other hospitals or businesses in the healthcare industry.

Competition

      We compete with eleven government owned hospitals and three privately owned hospitals in the city of Nanning. We believe that our ability to effectively compete will be the result of:

     o    Providing advanced medical facilities and comfortable environments
     o    Maintaining the highest level of professional healthcare
     o Maintaining competitive prices for medical treatment and drugs and medications.

      PRC Laws and Regulations Affecting Our Business

      Healthcare providers in China are required to comply with many laws and regulations at the national and local government levels. These laws and regulations include the following:

     o we must register with and maintain an operating license from the local Administration of Health. We are subject to review by the local administration of health at least once every three years. If we fail to meet the standards listed below, our license may be revoked.

     o the Licensed Physician Act requires that we only hire doctors who have been licensed by he PRC government.

     o all drugs and medications used in our hospital must be prepared, transported, and used under the supervision of our internal Commission of Drug Affairs Management.

     o all waste material from our hospital must be properly collected, sterilized, deposited, transported and disposed of. We are required to keep records of the origin, type and amount of all waste materials generated by our hospital.

     o We must have at least 20 beds and at least 14 medical professionals on staff, including three doctors and five nurses.;

     o    We must provide medical services in a variety of areas, including:

               o    Surgery
               o    Internal Medicine
               o    Gynecology
               o    Emergency Care
               o    Ophthalmology
               o    Traditional Chinese Medicine
               o    Medical Imaging
               o    Physical Therapy

     o we must establish and follow protocols to prevent medical malpractice. The protocols require us to:

     o insure that patients are adequately informed before they consent to medical operations or procedures;

     o maintain complete medical records which are available for review by the patient, physicians and the courts;

     o voluntarily report any event of malpractice to a local government agency;

     o    support  the  medical  services  we  provide  in  any   administrative
          investigation or litigation.

      If we fail to comply with applicable laws and regulations, we could suffer penalties, including the loss of our license to operate.

       Before we can acquire a hospital or a company in the healthcare field in China we will be required to submit an application to PRC Ministry of Commerce. As part of the application we must submit a number of documents, including:

     o our financial statements and the financial statements of the company we propose to acquire.

     o    a copy of the business license of the company we propose to acquire,

     o evidence that the shareholders of the company we propose to acquire have approved the transaction,

     o an appraisal, conducted by an independent party, of the value of the company we propose to acquire.

      Our agreements with the Nanning Municipal and the Guangxi Provincial Medicare Funds requires us to:

     o    Timely deal with any patient complaints;
     o Follow the Basic Medical Treatment Insurance procedures of the City of Nanning and the Guangxi Province;
     o    Report any accident to the Medicare Funds within 72 hours;
     o    Determine if patients are eligible for coverage by the Medicare Funds;
     o    Control costs by refraining from unnecessary treatments or procedures;
     o Discharge inpatients when their medical condition allows so as not to prolong their stay in the hospital.

      Our agreements are renewed annually if approved by the Medicare funds.

The PRC Legal System

      The PRC legal system is a civil law system. Unlike the common law system, the civil law system is based on written statutes in which decided legal cases have little value as precedents. In 1979, the PRC began to promulgate a comprehensive system of laws and has since introduced many laws and regulations to provide general guidance on economic and business practices in the PRC and to regulate foreign investment. Progress has been made in the promulgation of laws and regulations dealing with economic matters such as corporate organization and governance, foreign investment, commerce, taxation and trade. The promulgation of new laws, changes of existing laws and the abrogation of local regulations by national laws could have a negative impact on our business and business prospects. In addition, as these laws, regulations and legal requirements are relatively recent, their interpretation and enforcement involve significant uncertainty.

      However, and subject to limitations on converting currency and statutory reserve requirements, we do not believe there are any limitations concerning our ability to access the assets held by Tongji Hospital, a PRC corporation which is our wholly owned subsidiary.

Taxes

      In accordance with the relevant laws and regulations of PRC our income tax rate would typically be 33%. However we have received a waiver from the taxing authorities in the PRC for corporate income tax for the years ended 2004, 2005 and 2006. In 2007 we were taxed at the normal rate of 33%.

      In addition, we would normally be required to pay a tax of 5% of the income derived from providing medical treatment plus city construction and educational taxes equal to 7% and 3% respectively, of the business tax. We have accrued these taxes for 2005 but are exempt from these taxes for 2006, 2007 and 2008.

Required Statutory Reserve Funds

      In accordance with current Chinese laws, regulations and accounting standards, we are required to set aside as a general reserve at least 10% of our respective after-tax profits. Appropriations to the reserve account are not required after these reserves have reached 50% of our registered capital. These reserves are created to fund potential operating losses and are not distributable as cash dividends. We are also required to set aside between 5% to 10% of our after-tax profits to the statutory public welfare reserve. In addition and at the discretion of our directors, we may set aside a portion of our after-tax profits for enterprise expansion funds, staff welfare and bonus funds and a surplus reserve. These statutory reserves and funds can only be used for specific purposes and may not be used for dividends.

Political and Trade Relations with the United States

     Political and trade relations between the U.S. and the PRC government during the past five years have been volatile and may continue to be in the future. There can be no assurance that the political and trade ramifications of these causes of volatility or the emergence of new causes of volatility will not cause difficulties in our operations in the PRC marketplace.

Economic Reform Issues

      The PRC is transitioning from a planned economy to a market economy. While the PRC government has pursued economic reforms since its adoption of the open-door policy in 1978, a large portion of the PRC economy is still operating under five-year plans and annual state plans. Through these plans and other economic measures, such as control on foreign exchange, taxation and restrictions on foreign participation in the domestic market of various industries, the PRC government exerts considerable direct and indirect influence on the economy. Many of the economic reforms carried out by the PRC government are unprecedented or experimental, and are expected to be refined and improved.

      Other political, economic and social factors can also lead to further readjustment of such reforms. This refining and readjustment process may not have a positive effect on our operations or future business development. Our operating results may be adversely affected by changes in the PRC's economic and social conditions as well as by changes in the policies of the PRC government, such as changes in laws and regulations (or the interpretation of laws or regulations), measures which may be introduced to control inflation, changes in the interest rate or method of taxation, and the imposition of additional restrictions on currency conversion.

     There can be no assurance that the reforms to the PRC's economic system will continue or that we will not be adversely affected by changes in the PRC's political, economic, and social conditions and by changes in policies of the government, such as changes in laws and regulations, measures which may be introduced to control inflation, changes in the rate or method of taxation, imposition of additional restrictions on currency conversion and remittance abroad, and reduction in tariff protection and other import restrictions.

Currency Conversion and Exchange

     The currency in the PRC is designated as the Renminbi ("RMB"). Although the RMB/U.S. dollar exchange rate has been relatively stable in the past five years there can be no assurance that the exchange rate will not become volatile or that the RMB will not be officially devalued against the U.S. dollar by direction of the PRC government.

     Exchange rate fluctuations, because of our foreign currency denominated assets and liabilities, may reduce the value in U.S. dollars of our net fixed assets and the amount of our earnings. We do not engage in any hedging activities in order to minimize the effect of exchange rate risks.

     The PRC government imposes control over the conversion of Renminbi into foreign currencies. Under the current unified floating exchange rate system, the People's Bank of China publishes an exchange rate, which we refer to as the PBOC exchange rate, based on the previous day's dealings in the inter-bank foreign exchange market. Financial institutions authorized to deal in foreign currency may enter into foreign exchange transactions at exchange rates within an authorized range above or below the PBOC exchange rate according to market conditions.

      Although we do not intend to pay dividends, any inability to convert RMB into U.S.$ will limit our ability to pay dividends in the future.

Employees

      As of March 31, 2008 we employed licensed physicians, nurses, medical professionals, and employees in administration and finance. None of our employees are represented by a labor union or similar collective bargaining organization. We believe that our relations with our employees are good.

ITEM 2.     DESCRIPTION OF PROPERTY

Facilities

      We lease our two hospital buildings from Guangxi Tongji Medicine Co., Ltd, a company controlled by our President. The lease on the buildings expires in December 2008.


ITEM 3.     LEGAL PROCEEDINGS

      We are not involved in any legal proceedings.


ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      None.


ITEM 5.     MARKET FOR COMMON EQUITY AND RELATED STOCK- HOLDER MATTERS.
            -----------------------------------------------------------
      In November 2007 our common stock started trading on the OTC Bulletin Board under the symbol "TONJ". The following shows the high and low prices for our common stock for the periods indicated.

      Quarter Ended                 High          Low
      -------------                 ----          ---

        12/31/07                   $5.00         $0.90

      During the three months ended March 31, 2008 only 1,000 of our shares traded on the OTC Bulletin Board.

      As of March 31, 2008 we had 243 record shareholders and 15,652,557 outstanding shares of common stock. All of our outstanding shares are eligible for sale pursuant to Rule 144.

     In general, under Rule 144 as currently in effect, a person who is not one of our officers, directors, or principal shareholders, and who has owned their shares for at least six months, may sell their shares without limitation in the public market.

     Holders of common stock are entitled to receive dividends as may be declared by our Board of Directors. The Board of Directors is not obligated to declare a dividend and it is not anticipated that dividends will ever be paid.

ITEM 6.     MANAGEMENT'S DISCUSSION AND ANALYSIS AND PLAN OF OPERATION
            ----------------------------------------------------------

      You should read the following discussion and analysis of our financial condition and results of operations in conjunction with our financial statements and the related notes included elsewhere in this report. Our financial statements have been prepared in accordance with U.S. GAAP. In addition, our financial statements and the financial data included in this report reflect our reorganization and have been prepared as if our current corporate structure had been in place throughout the relevant periods. The following discussion and analysis contains forward-looking statements that involve risks and uncertainties. Actual results could differ materially from those projected in the forward-looking statements.

                                    Overview

      We were organized as a Nevada corporation on December 19, 2006. On December 27, 2006 we issued 15,652,557 shares of our common stock to acquire all outstanding shares of Nanning Tongji Hospital Co., Ltd., which we refer to as "Tongji Hospital," a PRC company which was formed in October 30, 2003. The purpose of the transaction was to redomicile us as a Nevada corporation. Unless otherwise indicated, all references to us throughout this report includes the operations of Tongji Hospital.

      Our critical accounting policies, as well as recent accounting pronouncements which apply to us, are described in Note 2 to our financial statements which are included as part of this prospectus.

Results of Operation
--------------------

      Material changes of items in our Statement of Operations for the year ended December 31, 2007, as compared to the year ended December 31, 2006, are discussed below.

      Patient Service Revenue: The increase in revenues was the result of more patients being treated by our hospital, due to our increased reputation as being a preferred provider of health care services in the region, and a change in our patient mix. In 2007 the percentage of inpatients increased from 26 to 29%. Generally, we receive greater revenue from an inpatient, as opposed to an outpatient, due to the length of the stay and the services provided to an inpatient.

      Gross profit: The decrease in our gross profit percentage in 2007 was the result of higher inventory costs.

      Operating Expenses: Selling and promotion expenses increased due to more amounts spent on promoting on the company's service and products. General and administrative expenses increased since we treated more patients in 2007. Depreciation, amortization and expenses increased as a result of additions to property, plant and equipment.

      Material changes of items in our Statement of Operations for the year ended December 31, 2006, as compared to the year ended December 31, 2005, are discussed below.

      Patient Service Revenue: The increase in revenues was the result of more patients being treated by our hospital, due to our increased reputation as being a preferred provider of health care services in the region, and a change in our patient mix. In 2006 the percentage of inpatients increased from 26 to 38%. Generally, we receive greater revenue from an inpatient, as opposed to an outpatient, due to the length of the stay and the services provided to an inpatient.

       Gross profit: The increase in gross profit was the result of higher gross revenues and a decrease in the cost of medical supplies. The cost of medical supplies decreased due to better terms from our vendors.

       Operating Expenses: Selling and promotion expenses decreased due to less amounts spent on meals and entertainment. General and administrative fees declined due to technological upgrades allowing us to reduce the number of employees in administration. Depreciation, amortization and expenses increased mainly due to the depreciation and amortization of new medical equipment.

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

      In accordance with the relevant laws and regulations of PRC our income tax rate would typically be 33%. However we have received a waiver from the taxing authorities in the PRC for corporate income tax for the years ended 2004, 2005 and 2006. In 2007 we were taxed at the normal rate of 33%.

      In addition, we would normally be required to pay a tax of 5% of the income derived from providing medical treatment plus city construction and educational taxes equal to 7% and 3% respectively, of the business tax. We accrued these taxes for 2005 but are exempt from these taxes for 2006, 2007 and 2008.

      Other than the factors listed above we do not know of any trends, events or uncertainties that have had or are reasonably expected to have a material impact on our net sales or revenues or income from continuing operations. Our business is not seasonal in nature.

Accounting Estimates
--------------------

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

Liquidity and Capital Resources
-------------------------------

      The following shows our material sources and (uses) of cash during the periods presented:

                                                             December 31,
                                                          2007         2006
                                                          ----         ----

     Cash provided by operations                       $397,701     $134,656
     Purchase of medical equipment                      (42,973)     (54,706)
     Sale of equipment                                  621,077           --
     Additions to medical building                   (1,038,876)          --
     Net loans (to) or from related parties            (303,887)     (99,319)
     Capital lease payments                             (22,348)          --
     Other                                                1,395        7,009
     Cash on hand at beginning of year                       --       12,360

Future payments due on our material contractual obligations as of December 31, 2006 are as follows:

   Item                         Total     2008       2009     2010    Thereafter
   ----                         -----     ----       ----     ----    ----------

   Medical Buildings Lease    $ 25,903  $ 25,903        --       --        --
   Capital Leases           $1,069,623  $366,728  $366,728 $336,167

      Except as shown above, as of December 31, 2007 we did not have any material capital requirements.

      Virtually all of our accounts receivable at December 31, 2007 and December 31, 2006 were due from the Nanning and Guangxi Medicare agencies. The age of our account receivables as of December 31, 2007 and 2006 is shown below:

                                           December 31, 2007   December 31, 2006
                                           -----------------   -----------------

  Less than 30 days old                             37%               38%
31 to 60 days old                                   26%               22%
  61 to 90 days old                                 21%               14%
  Over 90 days old                                  16%               26%

      As of December 31, 2007 our accounts receivable were approximately 12% of our revenues for the year. In comparison, our accounts receivable at December 31, 2006 were 16% of our revenues for the year. The decrease in our accounts receivable is primarily the result of two factors. First, during 2007 revenues from Medicare patients decreased 8% over 2006. Since we bill the government Medicare funds for services provided to Medicare patients, receivables result from these services. In contrast, self-pay patients normally pay at the time the service is provided. Second, during 2007 we had a 8% decrease in the number of inpatients treated. A larger receivable often results for services provided to inpatients covered by Medicare since we normally receive greater revenues for these services than for services provided to outpatients.

      A receivable is recorded as a bad debt and is written off if it is more than 90 days old and we consider it to be uncollectable. During the years ended December 31, 2007 and 2006 we did not write off any bad debts.

      Income from our operations has been, and is expected to be in the future, our primary source of cash.

      We do not have any off-balance sheet items reasonably likely to have a material effect on our financial condition.

ITEM 7.     FINANCIAL STATEMENTS

See the financial statements attached to and made a part of this report.

ITEM 8.     CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
            ACCOUNTING AND FINANCIAL DISCLOSURES

       Effective December 14, 2007 Michael Pollack CPA resigned as our certified public accountant. Mr. Pollack audited our financial statements for the fiscal years ended December 31, 2006 and 2005. The reports of Mr. Pollack for these fiscal years did not contain an adverse opinion, or disclaimer of opinion and were not qualified or modified as to audit scope, accounting principles or uncertainty. During our two most recent fiscal years and subsequent interim period ended December 14, 2007 there were no disagreements with Mr. Pollack on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedures, which disagreements, if not resolved to the satisfaction of Mr. Pollack, would have caused him to make reference to such disagreements in his report.

      Effective February 14, 2008 we hired Wen Jiang & Company PC as our independent registered public accounting firm.

      Wen Jiang & Company did not provide us with advice regarding the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on our financial statements, that was an important factor considered by us in reaching a decision as to an accounting, auditing or financial reporting issue. During the two most recent fiscal years and subsequent interim period ended February 14, 2008, we did not consult with Wen Jiang & Company regarding any matter that was the subject of a disagreement or a reportable event as defined in the regulations of the Securities and Exchange Commission.

      Effective February 21, 2008 Wen Jiang & Company resigned as our independent certified public accountants since they did not believe they could complete the audit of our financial statements prior to April 15, 2008. Wen Jiang & Company did not audit our financial statements. During our two most recent fiscal years and subsequent interim period ended February 21, 2008 there were no disagreements with Wen Jiang & Company on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedures, which disagreements, if not resolved to the satisfaction of Wen Jiang & Company, would have caused them to make reference to such disagreements in any report they may have issued on our financial statements.

      Effective February 29, 2008 we hired Kabani & Company, Inc. as our independent registered public accounting firm.

      Kabani & Company did not provide us with advice regarding the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on our financial statements, that was an important factor considered by us in reaching a decision as to an accounting, auditing or financial reporting issue. During the two most recent fiscal years and subsequent interim period ended February 29, 2008, we did not consult with Kabani & Company regarding any matter that was the subject of a disagreement or a reportable event as defined in the regulations of the Securities and Exchange Commission.

ITEM 8A.    CONTROLS AND PROCEDURES

      Yun-hui Yu, our President and Chief Executive Officer and Wei-dong Huang, our Chief Financial and Accounting Officer, have evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report; and in their opinion our disclosure controls and procedures are effective to ensure that material information relating to us, including our consolidated subsidiaries, is made known to them by others within those entities, particularly during the period in which this report is being prepared, so as to allow timely decisions regarding required disclosure. There have been no changes in our internal controls over financial reporting that occurred during the quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. As a result, no corrective actions with regard to significant deficiencies or material weakness in our internal controls were required.

Management's Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting and for the assessment of the effectiveness of internal control over financial reporting. As defined by the Securities and Exchange Commission, internal control over financial reporting is a process designed by, or under the supervision of our principal executive officer and principal financial officer and implemented by our Board of Directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of our financial statements in accordance with U.S. generally accepted accounting principles.

Our internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect our transactions and dispositions of our assets; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of our financial statements in accordance with U.S. generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In connection with the preparation of our annual financial statements, management has undertaken an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, or the COSO Framework. Management's assessment included an evaluation of the design of our internal control over financial reporting and testing of the operational effectiveness of those controls.

Based on this evaluation, management has concluded that our internal control over financial reporting was effective as of December 31, 2007.

This annual report does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by our independent registered public accounting firm pursuant to temporary rules of the SEC that permit us to provide only management's report on internal control in this annual report.

ITEM 8B.     OTHER INFORMATION

      Not applicable

ITEM 9.     DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, AND CONTROL PERSONS.
            -------------------------------------------------------------

     The names, ages and positions held by our executive officers and directors are listed below.

     Name              Age       Position
     ----              ---       --------

     Yun-hui Yu         44       President, Chief Executive Officer and
                                   Chairman of the Board of Directors
     Wei-dong Huang     37       Chief Financial and Accounting Officer
     Jin-song Zhang     39       Chief Administrative Officer
     Jing-xi Lv         61       Vice president and a Director
     Jia-lin Zhang      66       Vice president and a Director
     Lin Lin            61       Vice president and a Director
     Xiang-wei Zeng     64       Vice president and a Director

Directors serve in such capacity until the next annual meeting of our stockholders and until their successors have been elected and qualified. Our officers serve at the discretion of our Board of Directors, until their death, or until they resign or have been removed from office.

      Yun-hui Yu is our founder and has been our Chief Executive Officer, President and one of our directors since October 2003. Since October 1999 Mr. Yu has also been the Chief Executive Officer and a director of Guangxi Tongji Medicine Co., Ltd., an affiliated company which operates pharmacies in China. Mr. Yu received his bachelor's degree in medicine from the First Military Medical University of the People's Liberation Army of China in August 1984. Mr. Yu holds a license as a physician from the Chinese Ministry of Health.

      Wei-dong Huang has been our Chief Financial and Accounting Officer since May of 2006. Between April 2005 and May 2006 Mr. Huang was vice project general manager at the Capital Hotel Group. Between April 2004 and March 2005, Mr. Huang was the financial director at the Changsha InBev Baisha Beer Group, a brewery in China. Between November 2002 and April of 2004, Mr. Huang was vice president at Jingfang Investment & Management Consulting Co., Ltd. Between November 1996 and November 2002 Mr. Huang was the financial controller at Blue Ribbon Beer Brewery Co., Ltd, a brewery in China. Mr. Huang received his master's degree from Capital University of Economics and Business in July of 1995. Mr. Huang holds a license as a certified public accountant from the Chinese Institute of Certified Public Accountants and is licensed as a securities broker with the Securities Association of China.

      Jin-song Zhang has been our Chief Administrative Officer since February 2006. Between August 2000 and January 2006 Mr. Jing-song was a director in the Naning New & High Tech Industrial Development Zone administration commission. Mr. Zhang received his bachelor's degree in engineering from the Electronic Engineering Institute of the Peoples Liberation Army in August 1987.

      Jing-xi Lv has been one of our vice presidents since January 2004. In October 2006 Mr. Lv became one of our directors. Between July 1973 and December 2003 Mr. Lv was an orthopaedic surgeon at the Nanning No.1 People's Hospital. Mr. Lv received his bachelor's degree from Guangxi Medicine University in August 1968 and holds a license as a physician from the Chinese Ministry of Health.

      Jia-lin Zhang has been one of our vice presidents since October 2004. In October 2006 Mr. Zhang became one of our directors. Between 1964 and October 2004, Mr. Zhang was a surgeon at several hospitals, including the People's Hospital of Du'an county and the Red Cross Hospital. Mr. Zhang received his bachelor's degree from Guangxi Medicine University in August 1964 and holds a license as physician from the Chinese Ministry of Health.

      Lin Lin has been one of our vice presidents since May 2005. In October 2006 Mr. Lin became one of our directors. Between February 1977 and May 2005 Mr. Lin was the director of Internal Medicine at the Guangxi Ethical Hospital. Mr. Lin received a bachelor's degree from Guangxi Medicine University in July 1968 and holds a license as a physician from the Chinese Ministry of Health.

      Xiang-wei Zeng has been one of our vice presidents since March 2005. In October 2006 Mr. Zeng became one of our directors. Between 2000 and December 2004, Mr. Zeng was the director of physicians at the Guanxi Medicine University Hospital. Mr. Zeng received his bachelor's degree from Guangxi Medicine University in July of 1967 and holds a license as a physician from the Chinese Ministry of Health.

      None of our directors are independent as that term is defined by Rule 4200 of the NASDAQ Marketplace Rules.

      Yun-hui Yu and Li Yu Chen, one of our principal shareholders, may be considered our parents and promoters, as those terms are defined by the Seurities and Exchange Commission.

ITEM 10.    EXECUTIVE COMPENSATION
            ----------------------

Summary Compensation Table

      The following table shows the compensation paid or accrued during the two years ended December 31, 2007 to Yunhui Yu, Tongji' Chief Executive Officer. None of our executive officers or directors received compensation in excess of $100,000 during our past two fiscal years.

                                                                  All
                                                                 Other
                                                                 Annual
                                                Stock   Option  Compen-
Name and Principal     Fiscal  Salary  Bonus    Awards  Awards   sation
  Position              Year     (1)    (2)      (3)      (4)     (5)      Total
------------------     ------  ------  -----    ------  ------  -------   ------

Yunhui Yu, Chief        2007
 Executive Officer      2006      --      --        --      --       --       --


(1)  The dollar value of base salary (cash and non-cash) received.
(2)  The dollar value of bonus (cash and non-cash) received.
(3) During the periods covered by the table, the value of our shares issued as compensation for services to the persons listed in the table.
(4) The value of all stock options granted during the periods covered by the table.
(5) All other compensation received that we could not properly report in any other column of the table.

      Stock Options. We have not granted any stock options to any of our officers or directors and do not have any stock option plans in effect as of March 31, 2008. In the future, we may grant stock options to our officers, directors, employees or consultants.

      Long-Term Incentive Plans. We do not provide our officers or employees with pension, stock appreciation rights, long-term incentive or other plans and have no intention of implementing any of these plans for the foreseeable future.

      Employee Pension, Profit Sharing or other Retirement Plans. We do not have a defined benefit, pension plan, profit sharing or other retirement plan, although we may adopt one or more of such plans in the future.

      Compensation of Directors. Our directors do not receive any compensation pursuant to any standard arrangement for their services as directors.

Transactions with related parties and recent sales of unregistered securities.

ITEM 11.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
            MANAGEMENT

     The following table shows, as of March 31, 2008, the common stock ownership of (i) each person known by us to be the beneficial owner of five percent or more of our common stock, (ii) each officer and director and (iii) all officers and directors as a group. Except as otherwise indicated, each person has sole voting and investment power with respect to the shares of common stock shown, and all ownership is of record and beneficial.

                                                Number           Percent
      Name and Address                         of Shares         of Class
      ----------------                         ---------         --------

      Yun-hui Yu                              7,000,000             45%
      No. 5 Beiji Road
      Nanning, China 530011

      Wei-dong Huang                             32,600               *
      No. 5 Beiji Road
      Nanning, China 530011

      Jin-song Zhang                             72,000               *
      No. 5 Beiji Road
      Nanning, China 530011

      Jing-xi Lv                                 10,000               *
      Dormitories 32-402 of Nanning #1
      Hospital, Jingwen Road
      Nanning, China

      Jia-lin Zhang                               2,000               *
      Longxiangju Num.201, Qingxiu Village,
      Qingshan Road
      Nanning, China

      Lin Lin                                     1,000               *
      Mingxiu East Road 232-15-1
      Nanning, China

      Xiang-wei Zeng                                 --              --
      Jiangnan District
      Nanning, China

                                                Number           Percent
      Name and Address                         of Shares         of Class
      ----------------                         ---------         --------

      Li-Yu Chen                              3,000,000 (1)       19.2%
      Jinhu Road #22
      Mingdu Park 32221
      Nanning, China

      All officers and directors as           7,117,600           45.5%
         a group (7 persons)

 (1) Li-Yu Chen is the wife of Yun-hui Yu.

  *   Less than 10%

ITEM 12.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
            ----------------------------------------------

      In December 2006 we acquired all of the outstanding shares of Tongji Hospital, a PRC corporation, in exchange for the issuance of 15,652,557 shares of our common stock to the former shareholders of Tongji Hospital. The purpose of this transaction was to redomicile us as a Nevada corporation. In connection with this transaction, the following officers, directors and their affiliates received shares of our common stock:

      Name                            Number of Shares Received
      ----                            -------------------------

      Yun-hui Yu                            7,000,000
      Wei-dong Huang                           32,600
      Jin-song Zhang                           72,000
      Jing-xi Lv                               10,000
      Jia-lin Zhang                             2,000
      Lin Lin                                   1,000
      Li-Yu Chen (1)                        3,000,000

(1) Li-yu Chen is the wife of Yun-hui Yu.

      We lease our two hospital buildings from Guangxi Tongji Medicine Co., Ltd. The lease on the buildings expires in December 2008.

       We also purchase all drugs and medications which we use and sell from Guangxi Tongji Medicine Co., Ltd., at prevailing market prices.

      We have advanced funds to Nanning Tongji Chain Pharmacy Co., Ltd. to assist in their operations. As of December 31, 2007 and 2006 Nanning Tongji Chain Pharmacy Co., Ltd. owed us $1,397,080 and $122,649 respectively.

      Guangxi Tongji Medicince Co. Ltd. has loaned us money which we have used in our operations. As of December 31, 2007 and 2006 we owed Guangxi Tongji Medicine Co. Ltd., $118,946 and $328,614, respectively.

      Yun-hui Yu, our Chief Executive Officer and one of our directors, has also loaned us money which we have used in our operations. As of December 31, 2007 and 2006 we owed Mr. Yu $1,563,584 and $91,168, respectively.

      The amounts we have borrowed and received accrue interest at a rate of 6% per annum, which exceeds the interest rate in the PRC for similar borrowings.

      Yun-Hui Yu owns 90% of the capital stock of Guangxi Tongji Medicince Co. Ltd. Guangxi Tongji Medicine Co. owns 90% of Nanning Tongji Chain Pharmacy Co., Ltd.

ITEM 13.    EXHIBITS AND REPORTS ON FORM 8-K
            --------------------------------

Number    Exhibit
------    -------

   2      Plan of Merger                                                *

   3.1    Articles of Incorporation                                     *

   3.2    Bylaws                                                        *

   10.1   Employment Contracts                                          *

   10.2   Hospital Lease                                                *

   10.3   Agreement with Guangxi Tongji Medicine Co., Ltd.              *

   10.4   Agreement for Medicare Service - The Management Center of
          Social Medical Treatment Insurance of Nanning.                *

   10.5   Agreement for Medicare Service - Social Security Department
          of Guangxi Zhuang Municipality                                *

   21.    Subsidiaries                                                  *

23.1  Rule 13a-14(a) Certifications

23.2  Section 1350 Certifications

* Incorporated by reference to the same exhibit filed with our registration statement on Form SB-2 (File No. 333-140645).

ITEM 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES
            --------------------------------------

      Michael Pollack CPA, audited our financial statements for the fiscal years ended December 31, 2005 and 2006. The following table shows the aggregate fees we were billed during the two years ended 2007 and 2006 by Mr. Pollack.

                                               2006             2007
                                               ----             ----

      Audit Fees                             $36,000          $38,000
      Audit-Related Fees                          --              --
      All Other Fees                              --              --

Audit fees represent amounts billed for the audit of our annual financial statements and the reviews of the financial statements included in our Forms 10-Q for the fiscal year. Before we engaged Mr. Pollack to render audit services, the engagement was approved by our Directors.

Kabani & Company audited our financial statements for the fiscal year ended December 31, 2007. Since we did not hire Kabani & Company until February 2008, Kabani did not bill us for any fees during 2007.

                          TONGJI HEALTHCARE GROUP, INC.
                        Consolidated Financial Statements
                     Years Ended December 31, 2007 and 2006








                                    Contents

Reports of Independent Registered Public Accounting Firms              F-1 & F-2

Consolidated Financial Statements:

    Consolidated Balance Sheet as of December 31, 2007                      F-3

    Consolidated Statements of Income for the years ended
       December 31, 2007 and 2006                                           F-4

    Consolidated Statements of Cash Flows for the years ended
       December 31, 2007 and 2006                                           F-5

    Consolidated Statement of Stockholders' Equity for the years ended
       December 31, 2007 and 2006                                           F-6


    Notes to Consolidated Financial Statements                              F-7

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM



      To the Stockholders and Board of Directors
      Tongji Healthcare Group, Inc.


      We have audited the accompanying consolidated balance sheet of Tongji Healthcare Group, Inc. as of December 31, 2007, and the related consolidated statement of operations, consolidated shareholders' Deficit, and consolidated cash flows for the year ended December 31, 2007. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

      We conducted our audit of these consolidated statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

      In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Tongji Healthcare Group, Inc. as of December 31, 2007, and the results of their operations and cash flows for the year ended December 31, 2007 in conformity with accounting principles generally accepted in the United States of America.



      /s/ Kabani & Company, Inc.

      Los Angeles, California
      March 25, 2008

                          TONGJI HEALTHCARE GROUP, INC.
                           CONSOLIDATED BALANCE SHEET
                             AS OF DECEMBER 31, 2007

                                     ASSETS
Current Assets
   Cash and cash equivalents                                  $   23,165
   Accounts receivable,  net                                     287,593
   Due from related party                                      1,516,026
   Inventory, net                                                152,242
   Prepaid expenses and other current assets                      32,779
                                                           ---------------
Total Current Assets                                           2,011,806

Property and Equipment, net                                    1,067,161

Other Assets
   Capital Lease Deposit                                         143,945
   Prepaid - Building lease                                    1,081,640
                                                           ---------------
Total Other Assets                                             1,225,585
                                                           ---------------
TOTAL ASSETS                                               $   4,304,551
                                                           ===============

                      LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities
   Accounts payable and accrued expenses                   $     418,368
   Due to related parties                                      1,563,842
   Other payable                                                 161,350
   Short term bank loan                                          411,270
   Deferred Gain on sale & lease back                            104,329
   Capital Lease Obiligation-short term                          293,394
                                                           ---------------
Total Current Liabilities                                      2,952,554
                                                           ---------------

Long Term Liabiliteis
   Capital Lease Obligation                                      642,968
   Deferred Gain on sale & lease back                            199,964
                                                           ---------------
Total Long Term Liabilities                                      842,932
                                                           ---------------
Total Liabilities                                              3,795,486

STOCKHOLDERS' EQUITY
   Preferred stocks; $0.001 par value, 20,000,000
    shares authorized and 0 share issued and outstanding               -
   Common stocks; $0.001 par value, 100,000,000 shares
    authorized and 15,652,557 shares issued and outstanding
    respectively                                                  15,653
   Additional paid in capital                                    347,347
   Statutory reserve                                              41,812
   Retained earnings                                              61,079
   Accumulated other comprehensive income                         43,174
                                                           ---------------
Total Stockholders' Equity                                       509,065
                                                           ---------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                 $   4,304,551

                          TONJI HEALTHCARE GROUP, INC.
                        CONSOLIDATED STATEMENTS OF INCOME
                 FOR THE YEARS ENDED DECEMBER 31, 2007 AND 2006

                                               For the years ended
                                                   December 31
                                    -------------------------------------------
                                            2007                  2006
                                    --------------------- ---------------------

PAITIENT SERVICE REVENUE               $  2,330,026          $  1,666,641

Cost of Revenue                           1,279,636               795,031
                                    --------------------- ---------------------

GROSS PROFIT                              1,050,390               871,610
                                    --------------------- ---------------------

OPERATING EXPENSES
Selling expenses                            660,350               412,746
General and administrative expenses         135,880               119,363
Depreciation, amortization and
impairment                                  168,300               133,887
                                    --------------------- ---------------------
Total operating expenses                    964,530               665,996
                                    --------------------- ---------------------
INCOME FROM OPERATIONS                       85,860               205,614
                                    --------------------- ---------------------
OTHER INCOME(EXPENSE)
Other income(expense)                        (6,128)               21,372
Interest income, net of expense             (20,090)
                                    --------------------- ---------------------
Total Other Income (Expense)                (26,219)               21,372
                                    --------------------- ---------------------
NET INCOME BEFOREINCOME TAXES                59,641               184,242
                                    --------------------- ---------------------
Provision for Income Taxes                  (10,002)                    -

NET INCOME                                   49,639               184,242
Foreign currency translation gain            32,870                 7,009
                                    --------------------- ---------------------
COMPEREHENSIVE INCOME                    $   82,509           $   191,251
                                    ===================== =====================
NET INCOME PER BASIC AND
DILUTED SHARES                           $    0.003           $      0.01
                                    ===================== =====================
WEIGHTED AVERAGE NUMBER OF
COMMON SHARES OF OUTSTANDING             15,652,557            15,652,557
                                    ===================== =====================

The accompanying notes are an integral part of these consolidated financial statements.

                          TONJI HEALTHCARE GROUP, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                 FOR THE YEARS ENDED DECEMBER 31, 2007 AND 2006

                                                           2007          2006
                                                       ------------   ---------
 Cash flows from operating activities:
     Net income                                        $   49,639    $  184,242
                                                       ------------   ---------
 Adjustments to reconcile net income to net cash
   provided by operating activities:
     Depreciation                                         168,300      133,887
     Allowance for doubtful accounts                       37,579        9,196
     Change in assets and liabilities:
     (Increase) in accounts receivable                    (32,337)    (183,915)
     (Increase) in inventory                              (45,913)      32,070
     (Increase) decrease in capital lease deposit        (143,945)       5,120
     (Increase) decrease in prepaid expense and             3,228            -
     (increase) in other assets                                 -      (24,542)
     Increase in accounts payable and
      accrued expenses                                    (38,234)     (21,402)
     Increase in unearned revenue                         292,263            -
     Increase in other payables                           107,122            -
                                                       ------------   ---------
                  Total adjustment                        (49,586)     348,062
                                                       ------------   ---------
 Net Cash Provided By Operating Activities                397,701      134,656
                                                       ------------   ---------
 Cash flows from investing activities:
   (Acquisitions) of property, plant and equipment        (42,973)     (54,706)
   Disposals of property, plant and equipment             621,077            -
   Payments of construction and lease back             (1,038,876)           -
   Advances to related parties                          1,007,937       30,131
                                                       ------------   ---------

Net Cash provided by (used in) Investing Activities       547,165      (24,575)
                                                       ------------   ---------
Cash flows from financing activities:
   Proceeds(Payments) from(to) loans                      395,010            -
   Payments of capital lease                              (22,348)           -
   Advances from related parties                       (1,311,824)    (129,450)
                                                       ------------   ---------
Net Cash used in Financing Activities                    (939,161)    (129,450)
                                                       ------------   ---------
Effects of foreign currency translation                     1,395        7,009
                                                       ------------   ---------
Net Increase (decrease)  in Cash and Cash Equivalents       7,100      (12,360)

Cash and Cash Equivalents-Beginning of Period              16,065       28,425
                                                       ------------   ---------
Cash and Cash Equivalents-Ending of Period                 23,165       16,065
                                                       ============   =========
 SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
   Income taxes paid                                   $        -     $      -
                                                       ============   =========
   Interest paid                                       $   12,586     $      -
                                                       ============   =========

The accompanying notes are an integral part of these consolidated financial statements.

                          TONGJI HEALTHCARE GROUP, INC.
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                  FOR THE YEAR ENDED DECEMBER 31, 2007 AND 2006


                                                                                               Accumulated
                                                         Additional                               Other           Total
                               Number     Common Stock    Paid In     Statutory     Retained   Comprehensive   Shareholders'
                              Of Shares      Stock        Capital      Reserve       Earning      Income          Equity
                              ---------   ------------   ----------   ---------     --------   -------------   -------------

Balance December 31,
2005                          3,000,000      363,000             -            -     (130,990)        3,295         235,305
                            ------------  -----------  ------------  -----------  -----------  ------------  --------------
Shares cancelled in
merger with Tongji,
Inc.                         (3,000,000)    (363,000)            -            -            -             -        (363,000)

Shares issued in
reverse merger with
Tongji Healthcare
Group, Inc.                  15,652,557       15,653       347,347            -            -             -         363,000

Allocation of
statutory reserves                    -            -             -       36,848      (36,848)            -               -

Net income for the
year ended December
31, 2006                              -            -             -            -      184,242         7,009         191,251
                            ------------  -----------  ------------  -----------  -----------  ------------  --------------
Balance December 31,
2006                         15,652,557       15,653       347,347       36,848       16,404        10,304         426,556

Transfer of
statutory reserves                    -            -             -        4,964       (4,964)            -               -

Net income for the
year ended December
31, 2007                              -            -             -            -       49,639        32,870          82,509
                            ------------  -----------  ------------  -----------  -----------  ------------  --------------
Balance December 31,
2007                         15,652,557   $   15,653       347,347   $   41,812       61,079        43,174   $     509,065
                            ============  ===========  ============  ===========  ===========  ============  ==============



The accompanying notes are an integral part of these consolidated financial statements.

                          TONGJI HEALTHCARE GROUP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2007 AND 2006

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

On December 19, 2006, the officers of NTH filed Articles of Incorporation in the State of Nevada which was approved December 19, 2006 to create Tongji Healthcare Group, Inc. a Nevada corporation (the "Company") and also established Tongji, Inc., a Colorado corporation ("Tongji") a wholly owned subsidiary of the Company.

On December 27, 2006, Tongji acquired 100% of the equity in NTH pursuant to an Agreement and Plan of. Pursuant to the acquisition of NTH, it became the wholly owned subsidiary of Tongji. The Company incorporated with 50,000,000 shares of common stock and 20,000,000 shares of preferred stock both with a par value of $0.001. The Company issued 15,652,557 shares of common stock to the shareholders of NTH in exchange for 100% of the issued and outstanding shares of NTH. Thereafter and for purposes of these consolidated financial statements the "Company" and "NTH" are used to refer to the operations of Nanning Tongji Hospital Co. Ltd.

The acquisition of NTH is accounted for as a reverse acquisition under the purchase method of accounting since the shareholders of NTH obtained control of the consolidated entity. Accordingly, the reorganization of the two companies is recorded as a recapitalization of NTH, with NTH being treated as the continuing operating entity. The historical financial statements presented herein will be those of NTH.

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

NOTE 2- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The consolidated financial statements include the accounts of Tongji Healthcare Group, Inc. and its wholly owned subsidiaries Tongji, Inc. and Nanning Tongji Hospital, Inc. All significant intercompany accounts and transactions have been eliminated in consolidation. Use of Estimates The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On an on-going basis, the Company evaluates its estimates, including, but not limited to, those related to depreciation, bad debts, income taxes and contingencies. Actual results could differ from those estimates.

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

Cash and Cash Equivalents

The Company considers all all liquid investments with a maturity of three months or less from the date of purchase that are readily convertible into cash to be cash equivalents.

Comprehensive Income

Statement of financial accounting standards No. 130, Reporting comprehensive income (SFAS No. 130), establishes standards for reporting and display of comprehensive income, its components and accumulated balances. Comprehensive income is defined to include all changes in equity, except those resulting from investments by owners and distributions to owners. Among other disclosures, SFAS No. 130 requires that all items that are required to be recognized under current accounting standards as components of comprehensive income be reported in financial statements that are displayed with the same prominence as other financial statements.

Inventory

Inventory is valued at the lower of cost (using the weighted average method) or market. Inventory consists of Chinese and western medicines and pharmaceuticals. The Management compares the cost of inventories with the market value and allowance is made for writing down their inventories to market value, if lower.

Fair Value of Financial Instruments

Statement of financial accounting standard No. 107, Disclosures about fair value of financial instruments, requires that the Company disclose estimated fair values of financial instruments. The carrying amounts reported in the statements of financial position for current assets and current liabilities qualifying as financial instruments are a reasonable estimate of fair value.

Foreign Currency Translation

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

The Company records these translation adjustments as accumulated other comprehensive income (loss). Gains and losses from foreign currency transactions are included in other income (expense) in the results of operations. For the year ended December 31, 2007 and 2006, the Company recorded approximately $32,870 and $7,009 in transaction gains as a result of currency translation.

Revenue Recognition

The Company's revenue recognition policies are in compliance with Staff Accounting Bulletin (SAB) 104. Sales revenue is recognized at the date of shipment to customers or services has been rendered when a formal arrangement exists, the price is fixed or determinable, the delivery is completed, no other significant obligations of the Company exist and collectibility is reasonably assured. Payments received before all of the relevant criteria for revenue recognition are satisfied are recorded as unearned revenue.

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

Revenues are recorded at estimated net amounts due from patients and government Medicare funds. The Company's accounting system calculates the expected amounts payable by the government Medicare funds. The Company bills for services provided to Medicare patients through a medical card (the US equivalent to an insurance card). The Company normally receives 90% of the billed amount within 90 days with the remaining 10% upon approval by the end of the year by the PRC government. However, there have not been significant differences between the amounts the Company bills the government Medicare funds and the amounts collected from the Medicare funds.

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

The Company has established a reserve for uncollectibles of $54,549 as of December 31, 2007.

Advertising Costs

The Company expenses the costs associated with advertising as incurred. Advertising expenses for the years ended December 31, 2007 and 2006 of $400,251 and $84,960, respectively are included in selling and promotional expenses in the statements of income. Advertising costs include marketing brochures and an advertising campaign to the public.

Advance to Suppliers

Advances to suppliers represent the cash paid in advance for purchasing materials utilized in the hospital as well as pharmaceuticals. As at December 31, 2007 the advance to suppliers amounted to $31,844.

Property and equipment

Peoperty and equipment are stated at cost. Depreciation is computed using the straight-line method over the estimated useful lives of the assets, net of the estimated residual values; equipment - 5 to 10 years (3 to 5% residual value) and vehicles - 5 years (3% residual value).

When assets are retired or otherwise disposed of, the costs and related accumulated depreciation are removed from the accounts, and any resulting gain or loss is recognized in income for the period. The cost of maintenance and repairs is charged to income as incurred; significant renewals and betterments are capitalized.

Impairment of Long-Lived Assets

Effective January 1, 2002, the Company adopted Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS 144"), which addresses financial accounting and reporting for the impairment or disposal of long-lived assets and supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," and the accounting and reporting provisions of APB Opinion No. 30, "Reporting the Results of Operations for a Disposal of a Segment of a Business." The Company periodically evaluates the carrying value of long-lived assets to be held and used in accordance with SFAS 144. SFAS 144 requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying amounts. In that event, a loss is recognized based on the amount by which the carrying amount exceeds the fair market value of the long-lived assets. Loss on long-lived assets to be disposed of is determined in a similar manner, except that fair market values are reduced for the cost of disposal. Based on its review, the Company believes that, as of December 31, 2007 and 2006 there were no significant impairments of its long-lived assets.

Earnings (Loss) Per Share of Common Stock

Earnings per share is calculated in accordance with the Statement of financial accounting standards No. 128 (SFAS No. 128), "Earnings per share". SFAS No. 128 superseded Accounting Principles Board Opinion No.15 (APB 15). Net loss per share for all periods presented has been restated to reflect the adoption of SFAS No. 128. Basic net loss per share is based upon the weighted average number of common shares outstanding. Diluted net loss per share is based on the assumption that all dilutive convertible shares and stock options were converted or exercised. Dilution is computed by applying the treasury stock method. Under this method, options and warrants are assumed to be exercised at the beginning of the period (or at the time of issuance, if later), and as if funds obtained thereby were used to purchase common stock at the average market price during the period.

The Company has not granted any options or warrants during 2007 or 2006, and there are no options or warrants outstanding as of December 31, 2007.

Income Taxes

The Company utilizes SFAS No. 109, "Accounting for Income Taxes," which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred income taxes are recognized for the tax consequences in future years of differences between the tax bases of assets and liabilities and their financial reporting amounts at each period end based on enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized.

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

Segment Information

Statement of Financial Accounting Standards No. 131 ("SFAS 131"), "Disclosure About Segments of an Enterprise and Related Information" requires use of the "management approach" model for segment reporting. The management approach model is based on the way a company's management organizes segments within the company for making operating decisions and assessing performance. Reportable segments are based on products and services, geography, legal structure, management structure, or any other manner in which management disaggregates a company. SFAS 131 has no effect on the Company's consolidated financial statements as the Company consists of one reportable business segment. All revenue is from customers in People's Republic of China. All of the Company's assets are located in People's Republic of China.

Recent Accounting Pronouncements

In September 2006, FASB issued SFAS 157 `Fair Value Measurements'. This Statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles ("GAAP"), and expands disclosures about fair value measurements. This Statement applies under other accounting pronouncements that require or permit fair value measurements, the Board having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. Accordingly, this Statement does not require any new fair value measurements. However, for some entities, the application of this Statement will change current practice. This Statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The management is currently evaluating the effect of this pronouncement on the consolidated financial statements.

In September 2006, FASB issued SFAS 158 `Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans--an amendment of FASB Statements No. 87, 88, 106, and 132(R)' This Statement improves financial reporting by requiring an employer to recognize the over funded or underfunded status of a defined benefit postretirement plan (other than a multiemployer plan) as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income of a business entity or changes in unrestricted net assets of a not-for-profit organization. This Statement also improves financial reporting by requiring an employer to measure the funded status of a plan as of the date of its year-end statement of financial position, with limited exceptions. An employer with publicly traded equity securities is required to initially recognize the funded status of a defined benefit postretirement plan and to provide the required disclosures as of the end of the fiscal year ending after December 15, 2006.

In February 2007, the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Liabilities, including an amendment of FASB Statement No. 115" ("SFAS No. 159"). SFAS No. 159 permits entities to choose, at specified election dates, to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. Unrealized gains and losses shall be reported on items for which the fair value option has been elected in earnings at each subsequent reporting date. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. Early adoption is permitted as of the beginning of a fiscal year that begins on or before November 15, 2007, provided the entity also elects to apply the provisions of SFAS No. 157 "Fair Value Measurements" ("SFAS No. 157"). The Company is currently assessing the impact that SFAS No. 159 will have on its financial statements.

In December 2007, the FASB issued SFAS No. 160, "Noncontrolling Interests in Consolidated Financial Statements", which is an amendment of Accounting Research Bulletin ("ARB") No. 51. This statement clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. This statement changes the way the consolidated income statement is presented, thus requiring consolidated net income to be reported at amounts that include the amounts attributable to both parent and the noncontrolling interest. This statement is effective for the fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. Based on current conditions, the Company does not expect the adoption of SFAS 160 to have a significant impact on its results of operations or financial position.

In December 2007, the FASB issued SFAS No. 141 (revised 2007), "Business Combinations." This statement replaces FASB Statement No. 141, "Business Combinations." This statement retains the fundamental requirements in SFAS 141 that the acquisition method of accounting (which SFAS 141 called the purchase method) be used for all business combinations and for an acquirer to be identified for each business combination. This statement defines the acquirer as the entity that obtains control of one or more businesses in the business combination and establishes the acquisition date as the date that the acquirer achieves control. This statement requires an acquirer to recognize the assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree at the acquisition date, measured at their fair values as of that date, with limited exceptions specified in the statement. This statement applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The Company does not expect the adoption of SFAS 160 to have a significant impact on its results of operations or financial position.

In March, 2008, the FASB issued FASB Statement No. 161, "Disclosures about Derivative Instruments and Hedging Activities". The new standard is intended to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity's financial position, financial performance, and cash flows. It is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. The new standard also improves transparency about the location and amounts of derivative instruments in an entity's financial statements; how derivative instruments and related hedged items are accounted for under Statement 133; and how derivative instruments and related hedged items affect its financial position, financial performance, and cash flows.

FASB Statement No. 161 achieves these improvements by requiring disclosure of the fair values of derivative instruments and their gains and losses in a tabular format. It also provides more information about an entity's liquidity by requiring disclosure of derivative features that are credit risk-related. Finally, it requires cross-referencing within footnotes to enable financial statement users to locate important. Based on current conditions, the Company does not expect the adoption of SFAS 161 to have a significant impact on its results of operations or financial position.

NOTE 3- PROPERTY & EQUIPMENT

Property & equipment as of December 31, 2007 comprised of following:

                            Estimated                 2007
                              Useful
                              Lives
                             (Years)

Office equipment               5-10                $ 67,652
Medical equipment               5                   994,968
Fixtures                        10                  103,172
Vehicles                        5                    38,171
                                                  ---------


                                                  $1,203,963
Less: accumulated depreciation                      (136,802)
                                                  -----------
Property and equipment, net                       $1,067,161

Depreciation expense charged to operations was $168,300 and $133,887 for the years ended December 31, 2007 and 2006, respectively.

NOTE 4- INVENTORIES

Inventories consisted of the following as of December 31, 2007:

Western medicine                          $141,082
Traditonal Chinese medicine                 11,160
Total                                     $152,242

NOTE 5- PREPAID LEASE

The Company paid $1,081,640 as prepaid lease for a hospital building. The construction of the hospital building is in progress and is not expected to be completed within a year. Hence, the prepaid lease had been classified as long term.

NOTE 6- CAPITAL LEASE OBLIGATIONS:

Lease Deposit

The lease deposit is $143,945 and is due on November 2010.

Deferred Gain on sale and lease back

The total gain on sale and lease back was $304,293. According to SFAS 13 "Accounting for Leases" this gain is deferred and amortized over the Lease term. Accordingly, $8,350 was amortized during the year ended December 31, 2007.

The deferred revenue outstanding as of December 31, 2007 is as follows :-

      Current            $104,329
      Long term           199,964
                        ------------
                         $304,293
                        ------------

Capital Lease Obligations

In 2007, the Company leased various equipments under capital leases expiring in 2010. The assets and liabilities under capital leases are recorded at the lower of the present value of the minimum lease payments or the fair value of the asset. The assets are depreciated over the lesser of their related lease terms or their estimated productive lives. Depreciation of assets under capital leases is included in depreciation expense for the twelve months ended December 31, 2007.

Aggregate minimum future lease payments under capital leases as of December 31, 2007 for each of the next five years are as follows:

      2008:             $366,728
      2009:             $366,728
      2010:             $336,167

Capital lease obligations represent the following at December 31, 2007:

                                                                      2007
                                                               ----------------
Total minimum lease payments                                   $    1,069,623
Less : Interest expense relating to future periods                   (133,261)
Present value of the minimum lease payments                           936,362
Less: current portion                                                (293,394)
                                                               ----------------
Non-current portion                                            $      642,968
                                                               ================

Following is a summary of fixed assets held under capital leases at December 31, 2007

                                                                        2007
                                                               ----------------
Medical Equipment                                            $       959,630
Less: accumulated depreciation                                       (27,959)
                                                               ----------------
Net                                                                  931,671
                                                               ================
NOTE 7- OTHER PAYABLE

Other payable as of December 31, 2007 consists of the following:

         Advance from customers                 17,325

         Welfare payable                        78,873

         Other payable                          65,152
                                             ----------
         Total                               $  161,350
                                             ==========

NOTE 8 - SHORT TERM LOANS

In July 2007, the Company borrowed short term loan from a financial institution in PRC for $137,090 (RMB 1 million). In August 2007, the Company borrowed another short term loan from the same financial institution in PRC for $274,180 (RMB 2 million). Both the above loans are guaranteed by the Tongji Group. The debt accrues interest at the banks benchmark rate plus 20 basis points (ranging between 8.21% and 8.75%). The debt has a maturity of one year and is secured by the Company's assets.

The interest expenses were $14,255 and $0 for the years ended December 31, 2007 and 2006.

NOTE 9- STOCKHOLDERS' EQUITY

Common Stock

As of December 31, 2007, the Company has 100,000,000 shares of common stock authorized with a par value of $0.001.

The Company issued 15,652,557 shares of common stock in exchange of 100% of the authorized capital of Nanning Tongji Hospital Co. Ltd. (CHINA) in 2006. There were no shares issued in 2007.

The Company has not granted any options or warrants during 2007 or 2006, and there are no options or warrants outstanding as of December 31, 2007.

Preferred Stock

As of December 31, 2007, the Company has 20,000,000 shares of preferred stock authorized with a par value of $0.001. There are no shares issued and outstanding.

Statutory Reserves

As stipulated by the Company Law of the People's Republic of China (PRC), net income after taxation can only be distributed as dividends after appropriation has been made for the following:

i.    Making up cumulative prior years' losses, if any;

ii. Allocations to the "Statutory surplus reserve" of at least 10% of income after tax, as determined under PRC accounting rules and regulations, until the fund amounts to 50% of the Company's registered capital;

iii. Allocations of 5-10% of income after tax, as determined under PRC accounting rules and regulations, to the Company's "Statutory common welfare fund", which is established for the purpose of providing employee facilities and other collective benefits to the Company's employees; and

iv. Allocations to the discretionary surplus reserve, if approved in the stockholders' general meeting.

Pursuant to the new Corporate Law effective on January 1, 2006, there is now only one "Statutory surplus reserve" requirement. The reserve is 10 percent of income after tax, not to exceed 50 percent of registered capital.

The Company has appropriated $5,950 and $36,848 as reserve for the statutory surplus reserve and welfare fund for the years ended December 31, 2007, and 2006, respectively.

NOTE 10- PROVISION FOR INCOME TAXES

In accordance with the relevant tax laws and regulations of PRC, the corporate income tax rate is 33%. As noted, the corporate income tax for 2004 through 2006 was 0% due to the Company's receipt of a waiver (tax relief) from the PRC government as they acquired a previous government-owned hospital and privatized it and improved it. Commencing, 2007, the corporate tax rate will be 33%.
Income tax for the years ended December 31, 2007 and 2006 is summarized as follows:

                                2007        2006
                           ----------- -------------
Current:
  U.S.A :-
     Federal               $       -    $       -
       State                       -            -
   PRC - current              10,002            -
                           ----------- -------------
    Deferred tax asset        12,000            -
                           ----------- -------------
   Less: Valuation
    allowance                (12,000)           -
                           ----------- -------------
Income tax expense
  (benefit)                $  10,002    $       -
                           =========== =============

A reconciliation of the effective income tax rate is as follows:

                                            2007         2006
                                           -----         -----

Tax at Statutory rate                        33%            0%

Foreign tax rate difference                 (16)%           0
                                          -------        -----
                                             17%           0%
                                          ======        =====

NOTE 11- RELATED PARTY TRANSACTIONS

Due from Related Party

The Company has entered into an agreement with Nanning Tongji Chain Pharmacy Co. Ltd. whereby the Company from time to time will advance amounts to Nanning Tongji Chain Pharmacy Co., Ltd. to assist them in their operations. The two companies have common major shareholders. The advanced amounts accrue interest at a rate of 6% per annum. The amount receivable as of December 31, 2007 is $1,397,080. Accrued interest receivable on this agreement of $43,735 as of December 31, 2007, is included in due from related party.

The Company has entered into an agreement with Guangxi Tongji Medicine Co. Ltd. whereby the Company from time to time will advance amounts to assist them in their operations. The two companies have common major shareholders. The advanced amounts accrue interest at a rate of 6% per annum. The amount receivable as of December 31, 2007 to Guangxi Tongji Medicine Co. Ltd was $118,946. Accrued interest receivable on this agreement of $18,690 as of December 31, 2007, is included in due to related party.

Due to Related Parties

The Company has entered into an agreement with the Chairman and the shareholder of the Company whereby the Company from time to time will be advanced amounts to assist them in their operations. The advanced amounts accrue interest at a rate of 6% per annum. As of December 31, 2007 $1,563,842 was payable to their Chairman and shareholder. Accrued interest payable on this agreement of $20,559 as of December 31, 2007, is included in due to related party.

Rental

The Company has entered into a lease agreement for their hospital with Guangxi Tongji Medicine Co. Ltd that expires December 2008. Monthly rentals are 16,438.86 per month (RMB). Included in due to related parties as of December 31, 2007 is $94,979 in amounts that are currently due. Based on the exchange rate at December 31, 2007, minimum lease payments are as follows:

Period ending December 31, 2008           $25,903

NOTE 12 - MAJOR CUSTOMERS AND SUPPLIERS

The Company had four suppliers that accounted for 45%, 12% and 11% of purchase for the year ended December 31, 2007. Accounts payable from these major suppliers were $79,785, $24,383 and $0 respectively at December 31, 2007.

The Company does not have any major customers for the year ended December 31, 2007 as the customers are mostly patients.

                                   SIGNATURES

     In accordance with Section 13 or 15(a) of the Exchange Act, the Registrant has caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized on the 9th day of April 2008.

                                TONGJI HEALTHCARE GROUP, INC.


                                By:  /s/ Yun-hui Yu
                                    -----------------------------------------
                                      Yun-hui Yu, President and Chief
                                      Executive Officer

                                By:  /s/ Wei-dong Huang
                                    ------------------------------------------
                                     Wei-dong   Huang,   Chief   Financial   and
                                     Accounting Officer


      Pursuant to the requirements of the Securities Act of l934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature                        Title                Date


/s/ Yun-hui Yu                  Director           April 9, 2008
--------------------------
Yun-hui Yu


/s/ Jing-xi Lv                  Director           April 9, 2008
--------------------------
Jing-xi Lv


/s/ Jia-lin Zhang               Director           April 9, 2008
--------------------------
Jia-lin Zhang


/s/ Lin Lin                     Director           April 9, 2008
--------------------------
Lin Lin


/s/ Xiang-wei Zeng              Director           April 9, 2008
--------------------------
Xiang-wei Zeng

                          TONGJI HEALTHCARE GROUP, INC.


                                   FORM 10-KSB

                                    EXHIBITS