Form 10-Q
period 2008-03-31
Tongji Healthcare Group, Inc.
filed 2008-05-15
CIK 1389518

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                  For the quarterly period ended March 31, 2008
      Or

[ ] Transition Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

                          Commission File Number: None

                          TONGJI HEALTHCARE GROUP, INC.

         Nevada                                        None
---------------------------------         ---------------------------------
State or other jurisdiction              (I.R.S.) Employer Identification No.
   of incorporation
                                No.5 Beiji Road,
                             Nanning, Guangxi, China
                        --------------------------------
                     Address of principal executive offices

                                0086-771-2020000
                            -------------------------
               Registrant's telephone number, including area code

                                       N/A
                            -------------------------
                  Former address of principal executive offices

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) had been subject to such filing requirements for the past 90 days.
            Yes   X                      No _______

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check One):

      Large accelerated filer [  ]                Accelerated filer [  ]

      Non-accelerated filer [  ]                  Smaller reporting company [X]
(Do not check if a smaller reporting company)

Indicate by check mark whether the Registrant is a shell company (as defined in Exchange Act Rule 12b-2 of the Exchange Act).
            Yes   X                      No _______

         Class of Stock       No. Shares Outstanding         Date

              Common                ___________          ______________

                          TONGJI HEALTHCARE GROUP, INC.
                           CONSOLIDATED BALANCE SHEETS
                   AS OF MARCH 31, 2008 (UNAUDITED) AND DECEMBER 31, 2007

                                                 March 31,        December 31,
                                                    2008             2007
                                                 ----------      -------------
                        ASSETS                  (Unaudited)        (Audited)
Current Assets
Cash and cash equivalents                      $    72,559         $  23,165
    Accounts receivable,  net                      247,628           287,593
    Due from related parties                       883,551         1,516,026
    Inventory, net                                  81,202           152,242
    Prepaid expenses and other current assets       76,096            32,779
                                               -----------         ---------
Total Current Assets                             1,361,037         2,011,805
Property, Plant and Equipment, net               3,774,968         2,148,801
Other Assets
    Capital lease deposit                          149,743           143,945
                                               -----------       -----------
TOTAL ASSETS                                   $ 5,285,748       $ 4,304,551
                                               ===========       ===========

                  LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities
    Accounts payable and accrued expenses      $   344,271       $   418,368
    Due to related parties                       2,755,887         1,563,842
    Other payable                                  176,387           161,350
    Short term bank loan                           427,838           411,270
    Deferred gain on sale & lease back             108,532           104,329
    Capital lease obiligation-short term           312,226           293,394
                                               -----------       -----------
         Total Current Liabilities               4,125,140         2,952,554

Long Term Liabilities
  Capital lease obligation                         588,091           642,968
  Deferred gain on sale & lease back               180,887           199,964
                                               -----------       -----------
     Total Long Term Liabilities                   768,978           842,932

         Total Liabilities                       4,894,118         3,795,486

STOCKHOLDERS' EQUITY
  Preferred stocks; $0.001 par value,
   20,000,000 shares authorized and 0 share
   issued and outstanding                               --                --
  Common stocks; $0.001 par value, 100,000,000
   shares authorized and 15,652,557 shares
   issued and outstanding respectively              15,653            15,653
    Additional paid in capital                     347,347           347,347
    Statutory reserve                               41,812            41,812
    Retained earnings                              (74,031)           61,079
    Accumulated other comprehensive income          60,849            43,174
                                               -----------       -----------
            Total Stockholders' Equity             391,630           509,065
                                               -----------       -----------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY     $ 5,285,748       $ 4,304,551
                                               ===========       ===========

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                          TONGJI HEALTHCARE GROUP, INC.
        CONSOLIDATED STATEMENTS OF INCOME AND OTHER COMPREHENSIVE INCOME
            FOR THE THREE MONTH PERIODS ENDED MARCH 31, 2008 AND 2007
                                   (UNAUDITED)


                                                2007              2008
                                                ----              ----

PATIENT SERVICE REVENUE                     $  583,109        $  470,826
   Cost of Revenue                             299,788           248,528
                                           -----------        ----------

GROSS PROFIT                                   283,321           222,298
                                           -----------        ----------

OPERATING EXPENSES
   Selling expenses                            198,143           104,970
   General and administrative expenses          42,438            43,086
Depreciation expenses                           93,236            36,407
                                          ------------        ----------
      Total operating expenses                 333,817           184,463
                                          ------------        ----------

INCOME (LOSS) FROM OPERATIONS                  (50,494)           37,835
                                          ------------        ----------

OTHER INCOME (EXPENSE)
   Other income                                    957                --
   Interest income, net of expense             (85,573)            6,145
                                          ------------        ----------
      Total Other Income (Expense)             (84,615)            6,145
                                          ------------        ----------

NET INCOME (LOSS) BEFORE
    INCOME TAXES                              (135,110)           31,690
   Provision for Income Taxes                       --           (10,800)
                                          ------------        ----------

NET INCOME (LOSS)                             (135,110)           20,890
Foreign currency translation gain               17,675             3,899
                                          ------------        ----------

COMPREHENSIVE INCOME (LOSS)               $  (117,435)       $    24,789
                                          ============       ===========

NET INCOME (LOSS) PER BASIC
     AND DILUTED SHARES                   $    (0.009)       $     0.001
                                          ===========        ===========

WEIGHTED AVERAGE NUMBER OF
  COMMON SHARES OF OUTSTANDING             15,652,557         15,652,557
                                           ==========        ===========


              The accompanying notes are an integral part of these
                       consolidated financial statements.

                          TONJI HEALTHCARE GROUP, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
            FOR THE THREE MONTH PERIOD ENDED MARCH 31, 2008 AND 2007
                                   (UNAUDITED)

                                                           2008         2007
                                                          ------        ----
 Cash flows from operating activities:
     Net income (loss)                                  $(135,110)    $ 20,890
     Adjustments to reconcile net income (loss) to
          net cash provided by operating activities:
          Depreciation, amortization and impairment        93,236       36,407
          Allowance for doubtful accounts                       -       (3,035)
          Change  in assets and liabilities:
            Decrease in accounts receivable                50,492       57,943
            Decrease in inventory                          75,589       18,586
            (Increase) decrease in prepaid expense
               and other current assets                    29,063       24,987
            (Decrease) in accounts payable and
               accrued expenses                            36,577       (4,891)
            (Decrease) in unearned revenue                (26,576)           -
            Increase in other payables                      7,732            -
                                                        ---------      --------
                Total adjustment                          266,113      129,997
                                                        ---------      -------

 Net Cash Provided By Operating Activities                131,004      150,887
                                                        ---------      -------
Cash flows from investing activities:
    (Acquisitions) of fixed assets                        (1,840)         (385)
    Payments of construction and lease back           (1,599,385)            -
    Due from related parties                             609,109        (4,290)
                                                       ---------       -------
Net Cash Used in Investing Activities                   (992,116)       (4,675)
                                                       ---------       -------
 Cash flows from financing activities:
   Payments of capital lease                             (72,252)            -
   Due to related parties                                980,830      (119,417)
                                                       ---------      --------
Net Cash Provided by (Used in) Financing Activities      908,578      (119,417)
                                                       ---------      --------
Effects of foreign currency translation                    1,928        (5,179)
                                                       ---------      --------
Net Increase in Cash and Cash Equivalents                 49,394        21,616

Cash and Cash Equivalents-Beginning of Period             23,165        16,065
                                                       ---------      --------
Cash and Cash Equivalents-Ending of Period                72,559        37,681
                                                       =========      ========

 Cash Paid During the Year for:
     Income taxes                                      $       -      $      -
                                                       =========      ========
     Interest paid                                     $ 155,818      $      -
                                                       =========      ========


              The accompanying notes are an integral part of these
                       consolidated financial statements.

                          TONGJI HEALTHCARE GROUP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             March 31, 2008 AND 2007

NOTE 1- ORGANIZATION AND BASIS OF PRESENTATION

Nanning Tongji Hospital, Inc. ("NTH") was established in Nanning in the province of Guangxi of the Peoples Republic of China ("PRC") by the Nanning Tongji Medical Co. Ltd. and an individual on October 30, 2003.

NTH is an assigned hospital for medical insurance in Nanning and Guangxi. NTH contains specialties in the areas of internal medicine, surgery, gynecology, pediatrics, emergency medicine, ophthalmology, medical cosmetology, rehabilitation, dermatology, otolaryngology, traditional Chinese medicine, medical imaging, anesthesia, acupuncture, physical therapy, health examination, and prevention.

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

According to the PRC Regulation of Healthcare Institutions, hospitals shall be subject to register with the Administration of Health of the local government to obtain their license for hospital service operation. The Company received its renewed operation license from Nanning's government in May of 2005, and this license remains valid until the next scheduled renewing date of May 2009.

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

NOTE 2- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accompanying unaudited financial statements of the Company have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the interim periods are not necessarily indicative of the results for any future period. These statements should be read in conjunction with the Company's audited financial statements and notes thereto for the fiscal year ended December 31, 2007. The results of the three month period ended March 31, 2008 are not necessarily indicative of the results to be expected for the full fiscal year ending December 31, 2008.

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

The Company records these translation adjustments as accumulated other comprehensive income (loss). Gains and losses from foreign currency transactions are included in other income (expense) in the results of operations. For the three month period ended March 31, 2008 and 2007, the Company recorded approximately $17,675 and $3,899 in transaction gains as a result of currency translation.

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

Accounts Receivable

Accounts receivable are recorded at the estimated net realizable amounts from government units, insurance companies and patients. Generally, the third-party payers reimburse the Company on a 30-day cycle, so collections for the Company has historically not been considered to be an area that exposes the Company to additional risk. Hospital staff does perform verification of patient coverage prior to examinations and/or procedures taking place.

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

The Company has established a reserve for uncollectibles of $56,747 and $54,549 as of March 31, 2008 and December 31, 2007.

Advertising Costs

The Company expenses the costs associated with advertising as incurred. Advertising expenses for the three month period ended March 31, 2008 and 2007 of $89,131 and $61,637, respectively are included in selling and promotional expenses in the statements of income. Advertising costs include marketing brochures and an advertising campaign to the public.

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

The Company has not granted any options or warrants during 2008 or 2007, and there are no options or warrants outstanding as of March 31, 2008 and December 31, 2007.

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

Beginning January 1, 2008, the new Enterprise Income Tax (EIT) law will replace the existing laws for Domestic Enterprises (DES) and Foreign Invested Enterprises (FIEs). The new standard EIT rate of 25% will replace the 33% rate currently applicable to both DES and FIEs.

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

NOTE 3- PROPERTY & EQUIPMENT

Property & equipment as of March 31, 2008 and December 31, 2007 comprised of following:

                                  Estimated        March 31,     December 31,
                                 Useful Lives        2008            2007
                                  (Years)

Office equipment                    5-10         $   70,378      $   67,652
Medical equipment                    5            1,041,098         994,968
Fixtures                            10              103,158         103,172
Vehicles                             5               39,709          38,171
Construction in progress                          2,758,129       1,081,640
                                                 ----------      ----------
                                                  4,012,472       2,285,603
Less: accumulated depreciation                     (237,504)       (136,802)
                                                 ----------      ----------
Property and equipment, net                      $3,774,968      $2,148,801
                                                 ==========      ==========

Depreciation expense charged to operations was $93,236 and $36,407 for the three month period ended March 31, 2008 and 2007, respectively.

NOTE 4- INVENTORIES

Inventories consisted of the following as of March 31, 2008 and December 31, 2007:

                                          March 31, 2008      December 31, 2007

      Western medicine                       $ 75,614            $ 141,082
      Traditional Chinese medicine              5,588               11,160
                                           ----------            ---------
      Total                                  $ 81,202            $ 152,242


NOTE 5- CAPITAL LEASE OBLIGATIONS:

Lease Deposit

The lease deposit as March 31, 2008 and December 31, 2007 were $149,743 and $143,945 respectively. It is due on November 2010.

Deferred Gain on sale and lease back

The total gain on sale and lease back was $325,596. According to SFAS 13 "Accounting for Leases" this gain is deferred and amortized over the Lease term. Accordingly, $26,576 and $0 were amortized for the three month period ended March 31, 2008 and 2007 respectively.

The deferred revenue outstanding as of March 31, 2008 and December 31, 2007 were as follows:

                                          March 31, 2008          December
31, 2007

Current                                     $ 108,532           $104,329
Long term                                     180,887            199,964
                                            ---------           --------
                                             $289,419           $304,293
                                             ========           ========

Capital Lease Obligations

In 2007, the Company leased various equipments under capital leases expiring in 2010. The assets and liabilities under capital leases are recorded at the lower of the present value of the minimum lease payments or the fair value of the asset. The assets are depreciated over the lesser of their related lease terms or their estimated productive lives. Depreciation of assets under capital leases was included in depreciation expense for the three month period ended March 31, 2008.

Aggregate minimum future lease payments under capital leases for next five years after March 31, 2008 are as follows:

            1 year after March 31, 2008           $  381,502
            2 year after March 31, 2008              381,502
            3 year after March 31, 2008              254,334
                                                  ----------
            Total                                 $1,017,338
                                                  ==========


Capital lease obligations represent the following at March 31, 2008 and December 31, 2007:

                                            March 31, 2008    December 31, 2007

Total minimum lease payments                  $ 1,017,338       $ 1,069,623
Less : Interest expense relating
  to future periods                               117,021          (133,261)
Present value of the minimum lease payments       900,317           936,362
Less: current portion                             312,226          (293,394)
                                              -----------       -----------
Non-current portion                           $   588,091       $   642,968
                                              ===========       ===========


Following is a summary of fixed assets held under capital leases at March 31, 2008 and December 31, 2007:

                                            March 31, 2008    December 31, 2007

Medical Equipment                             $   998,289       $   959,630
Less: accumulated depreciation                   (112,853)          (27,959)
                                              -----------       -----------
Net                                           $   885,436       $   931,671
                                              ============      ===========

NOTE 6- OTHER PAYABLE

Other payable as of March 31, 2008 and December 31, 2007 consists of the following:

                                            March 31, 2008    December 31, 2007

Advance from customers                          $  16,431        $  17,325
Welfare payable                                    91,316           78,873
Other payable                                      68,640           65,152
                                                ---------        ---------
     Total                                      $ 176,387        $ 161,350
                                                =========        =========

NOTE 7 - SHORT TERM LOANS

In July 2007, the Company borrowed short term loan from a financial institution in PRC for $142,613 (RMB 1 million). In August 2007, the Company borrowed another short term loan from the same financial institution in PRC for $285,225 (RMB 2 million). Both the above loans are guaranteed by the Tongji Group. The debt accrues interest at the banks benchmark rate plus 20 basis points (ranging between 8.21% and 8.75%). The debt has a maturity of one year and is secured by the Company's assets.

The interest expenses were $9,495 and $0 for the three month period ended March 31, 2008 and 2007.

NOTE 8- STOCKHOLDERS' EQUITY

Common Stock

As of March 31, 2008 and December 31, 2007, the Company has 100,000,000 shares of common stock authorized with a par value of $0.001.

The Company has not granted any options or warrants during 2008 or 2007, and there are no options or warrants outstanding as of March 31, 2008 and December 31, 2007.

Preferred Stock

As of March 31, 2008 and December 31, 2007, the Company has 20,000,000 shares of preferred stock authorized with a par value of $0.001. There are no shares issued and outstanding.

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

The Company did not appropriate reserve for the statutory surplus reserve for the three month period ended March 31, 2008, and 2007.

NOTE 9- PROVISION FOR INCOME TAXES

In accordance with the relevant tax laws and regulations of PRC, the corporate income tax rate is 25%. As noted, the corporate income tax for 2004 through 2006 was 0% due to the Company's receipt of a waiver (tax relief) from the PRC government as they acquired a previous government-owned hospital and privatized it and improved it. Commencing, 2008, the corporate tax rate will be 25%.

Income tax for the three month period ended March 31, 2008 and 2007 is summarized as follows:

                                                2008           2007
                                                ----           ----

   U.S. Federal and State Current           $      --      $      --
        U.S. Federal and State Deferred            --             --
        PRC - Current                              --         10,800
        PRC - Deferred                         46,000             --
   Less: Valuation allowance                  (46,000)            --
                                           ----------      ---------
   Income tax expense (benefit)            $       --      $  10,800
                                           ==========      =========


A reconciliation of the effective income tax rate is as follows:

                                                2008           2007
                                                ----           ----

Tax at U.S. Federal rate                          34%            34%
U.S. tax exemption                              (34)%          (34)%
                                               ------       --------
                                                   0%             0%

PRC Tax rate                                      25%            33%
Valuation allowance                             (25)%              -
                                              -------    -----------
Current tax provision                              0%            33%

                                                2008           2007
                                                ----           ----

Net operating loss carry-forward               $34,000     $      --
Timing difference                               12,000            --
Valuation allowance                            (46,000)           --
                                            ----------     ---------
                                            $       --     $      --
                                            ==========     =========

NOTE 10- RELATED PARTY TRANSACTIONS

Due from/to Related Party

The Company has entered into agreements with Nanning Tongji Chain Pharmacy Co. Ltd. and Guangxi Tongji Medicine Co. Ltd. whereby the Company from time to time will advance amounts to assist them in their operations. The three companies have common major shareholders. The advanced amounts accrue interest at a rate of 6% per annum. The amount of receivable as of March 31, 2008 and December 31, 2007 were $883,551 and $1,516,026. Accrued interest receivable on this agreement of $62,425 and $134,094 as of March 31, 2008 and December 31, 2007, were included in due from related party.

The Company has entered into an agreement with the Chairman and the shareholder of the Company whereby the Company from time to time will be advanced amounts to assist them in their operations. The advanced amounts accrue interest at a rate of 6% per annum. As of March 31, 2008 and December 31, 2007, $2,755,887 and $1,563,842 were payable to their Chairman and shareholder respectively. Accrued interest payable on this agreement of $148,211 and $20,559 respectively as of March 31, 2008 and December 31, 2007, were included in due to related party.

Rental

The Company has entered into a lease agreement for their hospital with Guangxi Tongji Medicine Co. Ltd that expires December 2008. Monthly rentals are 16,438.86 per month (RMB). Based on the exchange rate at March 31, 2008, minimum future lease payments are as follows:

            1 year after March 31, 2008           $21,098


NOTE 11 - MAJOR CUSTOMERS AND SUPPLIERS

The Company had three suppliers that accounted for 46%, 18% and 10% of purchase for the three month period ended March 31, 2008. Accounts payable from these major suppliers were $103,805, $4,560 and $0 as of March 31, 2008.

The Company does not have any major customers for the three-month period ended March 31, 2008 as the customers are mostly patients.

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

Results of Operation

      Material changes of items in our Statement of Operations for the three months ended March 31, 2008, as compared to the three months ended March 31 31, 2007, are discussed below.

     Patient Service Revenue: The increase in revenues was the result of more patients being treated by our hospital, due to our increased reputation as being a preferred provider of health care services in the region, and a change in our patient mix. In 2008 the percentage of inpatients increased from 32 to 34%. Generally, we receive greater revenue from an inpatient, as opposed to an outpatient, due to the length of the stay and the services provided to an inpatient.

     Gross profit: Our gross profit, as a percentage of our gross revenue, was 49% during the three month period ended March 31, 2008, which was comparable to our gross profit percentage of 47% during 3 month period ended March 31, 2007.

     Operating Expenses: Selling and promotion expenses increased due to more amounts spent on promoting on the company's service and products. General and administrative fees were increased 31% due to the increased professional fees. Depreciation, amortization and expenses increased mainly due to the depreciation and amortization of new leased medical equipments.

     Material changes of items in our Statement of Operations for the year ended December 31, 2007, as compared to the year ended December 31, 2006, are discussed below:

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

Liquidity and Capital Resources

      The following shows our material sources and (uses) of cash during the periods presented:
                                                             March 31,
                                                          ----------------
                                                          2008         2007

     Cash provided by operations                       $131,004     $150,887
     Purchase of medical equipment                      (1,840)        (385)
     Additions to medical building                   (1,599,385)          --
     Net loans (to) or from related parties           1,589,939     (123,707)
     Capital lease payments                             (72,252)          --
     Other                                                1,928       (5,179)

      Future payments due on our material contractual obligations as of December 31, 2006 are as follows:

  Item                 Total       2009       2010      2011      Thereafter
  ----                 -----       ----       ----      ----      ---------

 Capital Leases     $1,017,338   $381,502   $381,502   $254,334       --


      Except as shown above, as of March 31, 2008 we did not have any material capital requirements.

      Virtually all of our accounts receivable at March 31, 2008 and March 31, 2008 were due from the Nanning and Guangxi Medicare agencies. The age of our account receivables as of March 31, 2008 and 2007 is shown below:


                                              March 31, 2008     March 31, 2007
                                              --------------     --------------

            Less than 30 days old                    34%               37%
            31 to 60 days old                        22%               26%
            61 to 90 days old                        23%               21%
            Over 90 days old                         21%               16%


      A receivable is recorded as a bad debt and is written off if it is more than 90 days old and we consider it to be uncollectable. During the three months ended March 31, 2008 and 2007 we did not write off any bad debts.

      Income from our operations has been, and is expected to be in the future, our primary source of cash.

      We do not have any off-balance sheet items reasonably likely to have a material effect on our financial condition.

ITEM 4T.    CONTROLS AND PROCEDURES

     Yun-Hui Yu, our Principal Executive Officer, and Wei-Dong Huang, our Principal Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report; and in their opinion our disclosure controls and procedures were effective.

     Our management is responsible for establishing and maintaining adequate internal control over financial reporting as required by Sarbanes-Oxley (SOX)
Section 404.A. Our internal control over financial reporting is a process designed under the supervision of its Chief Executive and Financial Officer to provide reasonable assurance regarding the reliability of financial reporting and the preparation of our financial statements for external purposes in accordance with Generally Accepted Accounting Principles.

     As of the end of the period covered by this report, our management assessed the effectiveness of our internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") and SEC guidance on conducting such assessments. Based on that evaluation, our management concluded that during the period covered by this report our internal controls and procedures were effective.

     There were no changes in our internal controls over financial reporting that occurred during the quarter ended March 31, 2008 that have affected, or are reasonably likely to materially affect, our internal control over financial reporting.

                                     PART II
                                OTHER INFORMATION


Item 6. Exhibits

Exhibit
Number      Exhibit Name

  3.1       Articles of Incorporation (1)

  3.2       Bylaws (1)

 10.1       Distribution Agreement with Ingram Micro, Inc. (1)

  31        Rule 13a-14(a) Certifications

  32        Section 1350 Certifications

(1) Incorporated by reference to the same exhibit filed with the Company's Registration Statement on Form SB-2 (Commission File # 333-140645).

                                   SIGNATURES


      In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                     TONGJI HEALTHCARE GROUP, INC.


May 15, 2008                         By: /s/ Yun-hui Yu
                                         ------------------------------
                                         Yun-hui Yu, Principal Executive Officer


May 15, 2008                         By:  /s/ Wei-dong Huang
                                          ------------------------------
                                          Wei-dong Huang, Principal Financial
                                             Officer