Form 10-Q
period 2008-06-30
Tongji Healthcare Group, Inc.
filed 2008-08-05
CIK 1389518

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    FORM 10-Q

 [X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                  For the quarterly period ended June 30, 2008
      Or

 [ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                          Commission File Number: None

                          TONGJI HEALTHCARE GROUP, INC.

          Nevada                                                   None
--------------------------------------------              --------------------
State or other jurisdiction of incorporation              (I.R.S.) Employer
                                                           Identification No.

                                No.5 Beiji Road,
                             Nanning, Guangxi, China
                          ----------------------------
                     Address of principal executive offices

                                0086-771-2020000
                    ----------------------------------------
               Registrant's telephone number, including area code

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

            Yes ____X_____                      No __________

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

Indicate by check mark whether the  Registrant is a shell company (as defined in
Exchange Act Rule 12b-2 of the Exchange Act). Yes X      No __

         Class of Stock      No. Shares Outstanding                 Date

            Common                 15,812,391                   July 31, 2008

                          TONGJI HEALTHCARE GROUP, INC.
                           CONSOLIDATED BALANCE SHEETS
              AS OF JUNE 30, 2008 (UNAUDITED) AND DECEMBER 31, 2007

                                                   June 30,        December 31,
                                                     2008              2007
                                                ----------------  ------------
                                                  (UNAUDITED)        (AUDITED)
                   ASSETS
Current Assets
   Cash and cash equivalents                      $  60,930         $   23,165
   Accounts receivable,  net                        357,879            287,593
   Due from related parties                         937,898          1,516,026
   Inventory, net                                   100,878            152,242
   Prepaid expenses and other current assets        106,796             32,779
                                                -----------        -----------
Total Current Assets                              1,564,381          2,011,805

Property, Plant and Equipment, net                3,941,283          2,148,801

Other Assets
   Capital lease deposit                            153,081            143,945
                                                -----------        -----------
TOTAL ASSETS                                    $ 5,658,745        $ 4,304,551
                                                ===========        ===========

    LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities
   Accounts payable and accrued expenses        $  352,353         $   418,368
   Due to related parties                        2,976,662           1,563,842
   Other payable                                   240,462             161,350
   Short term bank loan                            437,375             411,270
   Deferred gain on sale & lease back              110,951             104,329
   Capital lease obiligation-short term            326,519             293,394
                                                ----------         -----------
Total Current Liabilities                        4,444,322           2,952,554

Long Term Liabiliteis
   Capital lease obligation                        516,634             642,968
   Deferred gain on sale & lease back              157,181             199,964
                                                 ----------         ----------
Total Long Term Liabilities                        673,815             842,932
                                                 ----------         ----------

Total Liabilities                                5,118,137           3,795,486

STOCKHOLDERS' EQUITY
 Preferred stocks; $0.001 par value,
   20,000,000 shares authorized and 0 shares
   issued and outstanding                                -                   -
 Common stocks; $0.001 par value, 100,000,000
   shares authorized and 15,812,391 shares
   issued and outstanding respectively              15,813              15,653
 Additional paid in capital                        424,967             347,347
 Subscription receivable                           (77,780)                  -
 Statutory reserve                                  41,812              41,812
 Retained earnings                                  60,331              61,079
 Accumulated other comprehensive income             75,465              43,174
                                                 ---------          ----------
Total Stockholders' Equity                         540,608             509,065
                                                 ---------          ----------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY      $5,658,745          $4,304,551
                                                ==========          ==========

The accompanying notes are an integral part of these consolidated financial statements.

                          TONGJI HEALTHCARE GROUP, INC.
        CONSOLIDATED STATEMENTS OF INCOME AND OTHER COMPREHENSIVE INCOME
 FOR THE THREE MONTH PERIODS AND SIX MONTH PERIODS ENDED JUNE 30, 2008 AND 2007
                                   (UNAUDITED)

                                For the three month         For the six month
                                   period ended               period ended
                                      June 30                    June 30
                               ---------------------     ----------------------
                                  2008         2007         2008          2007
                               ---------------------     ----------------------

PATIENT SERVICE REVENUE         $ 712,200   $ 533,615   $ 1,295,309  $1,004,441
  Cost of Revenue                 268,759     279,702       568,547     528,230
                                ---------   ---------   -----------  ----------
GROSS PROFIT                      443,441     253,913       726,762     476,211

OPERATING EXPENSES
  Selling expenses                143,990     121,352       342,133     226,322
  General and administrative
     expenses                      61,114      40,838       103,552      83,924
  Depreciation expenses            96,879      36,931       190,115      73,338
                                ---------   ---------   -----------  ----------
  Total operating expenses        301,983     199,121       635,800     383,584
                                ---------   ---------   -----------  ----------

INCOME FROM OPERATIONS            141,459      54,792        90,962      92,627

OTHER EXPENSE
  Other expense                    (1,755)          -          (798)          -
  Interest expense, net of
    income                         (5,340)     (3,417)      (90,912)     (9,562)
                                ---------   ---------   -----------  ----------
Total Other Expense                (7,095)     (3,417)      (91,710)     (9,562)
                                ---------   ---------   -----------  ----------

NET INCOME (LOSS) BEFORE
INCOME TAXES                      134,363      51,375          (748)     83,065

Provision for Income Taxes              -     (15,894)            -     (26,694)
                                ---------   ---------   -----------  ----------
NET INCOME (LOSS)                 134,363      35,481          (748)     56,371

Foreign currency translation
   gain                            14,616       6,165        32,291      10,064
                                ---------   ---------   -----------  ----------

COMPREHENSIVE INCOME            $ 148,980    $ 41,646    $   31,543  $   66,435
                                =========    ========    ==========  ==========

NET INCOME (LOSS) PER BASIC
AND DILUTED SHARES              $   0.009    $  0.002    $   (0.000) $    0.004
                                =========    ========    ==========  ==========
WEIGHTED AVERAGE NUMBER OF
COMMON SHARES OF OUTSTANDING   15,759,698  15,652,557    15,706,128  15,652,557
                               =========   ==========    ==========  ==========

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                                TONJI HEALTHCARE GROUP, INC.
                           CONSOLIDATED STATEMENTS OF CASH FLOWS
                   FOR THE SIX MONTH PERIOD ENDED JUNE 30, 2008 AND 2007
                                        (UNAUDITED)

                                                             2008      2007
                                                          ---------------------
 Cash flows from operating activities:
     Net income (loss)                                  $    (748)    $  56,371
     Adjustments to reconcile net income (loss) to
       net cash provided by operating activities:
           Depreciation and amortization                  190,115       73,338
           Change  in assets and liabilities:
               (Increase) in accounts receivable          (52,171)      67,685
               Decrease in inventory                       59,318       25,815
               (Increase) decrease in prepaid
                  expense and other current assets       (103,589)      24,328
               (Decrease) in accounts payable and
                  accrued expenses                        (14,672)      14,339
               (Decrease) in unearned revenue             (53,921)           -
               Increase in other payables                  58,282            -
                                                        ---------      -------
                    Total adjustment                       83,362      205,505
                                                        ---------     --------

 Net Cash Provided By Operating Activities                 82,614      261,876
                                                        ---------     --------

 Cash flows from investing activities:
     (Acquisitions) of fixed assets                        (2,391)      (3,238)
     Payments for construction work in progress        (1,797,416)
     Decrease (increase) in due from related parties      690,731      (38,700)
                                                       ----------     ---------
 Net Cash Used in Investing Activities                 (1,109,076)     (41,938)
                                                       ----------     ---------
 Cash flows from financing activities:
     Payments of capital lease                           (148,369)           -
     Due to related parties                             1,210,109     (199,085)
                                                       ----------     ---------
 Net Cash Provided by (Used in) Financing Activities    1,061,740     (199,085)
                                                       ----------     ---------
 Effects of foreign currency translation                    2,486          (12)
                                                       ----------     ---------
 Net Increase in Cash and Cash Equivalents                 37,765       20,841

 Cash and Cash Equivalents-Beginning of Period             23,165       16,065
                                                       ----------     ---------
  ash and Cash Equivalents-Ending of Period             $  60,930    $  36,906
                                                        =========    =========
 Cash Paid During the Year for:
   Income taxes                                         $       -    $       -
                                                        =========    =========
     Interest paid                                      $ 118,733
                                                        =========    =========

 Supplemental disclosures for non cash financing
    activities
     Share issued against subscription receivable       $  77,780            -
                                                        =========    =========
     Shares cancelled                                   $      18            -
                                                        =========    =========

The accompanying notes are an integral part of these consolidated financial statements.

                               TONGJI HEALTHCARE GROUP, INC.
                         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   JUNE 30, 2008 AND 2007

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

The acquisition of NTH was accounted for as a reverse acquisition under the purchase method of accounting since the shareholders of NTH obtained control of the consolidated entity. Accordingly, the reorganization of the two companies was recorded as a recapitalization of NTH, with NTH being treated as the continuing operating entity.

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

NOTE 2- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accompanying unaudited financial statements of the Company have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the interim periods are not necessarily indicative of the results for any future period. These statements should be read in conjunction with the Company's audited financial statements and notes thereto for the fiscal year ended December 31, 2007. The results of the six month period ended June 30, 2008 are not necessarily indicative of the results to be expected for the full fiscal year ending December 31, 2008.

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

The Company records these  translation  adjustments as accumulated other comprehensive income (loss). Gains and losses from foreign currency transactions are included in other income (expense) in the results of operations. For the six month period ended June 30, 2008 and 2007, the Company recorded approximately $32,291 and $10,064 in transaction gains as a result of currency translation.

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

The Company has established a reserve for uncollectibles of $59,655 and $54,549 as of June 30, 2008 and December 31, 2007.

Prepaid expenses and other current assets

Prepaid expenses and other current assets consisted of the following as of June 30, 2008 and December 31, 2007:

                                     June 30, 2008          December 31,2007

      Other receivable                 $ 62,808                 $   935
      Advance to suppliers               43,988                  31,844
      Total                            $106,796                 $32,779

Advertising Costs

The Company expenses the costs associated with advertising as incurred. Advertising expenses for the six month period ended June 30, 2008 and 2007 of $107,132 and $144,244, respectively are included in selling and promotional expenses in the statements of income. Advertising costs include marketing brochures and an advertising campaign to the public.

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

The Company has not granted any options or warrants during 2008 or 2007, and there are no options or warrants outstanding as of June 30, 2008 and December 31, 2007.

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

In May 0f 2008, FSAB issued SFASB No.162, The Hierarchy of Generally Accepted Accounting Principles. The pronouncement mandates the GAAP hierarchy reside in the accounting literature as opposed to the audit literature. This has the practical impact of elevating FASB Statements of Financial Accounting Concepts in the GAAP hierarchy. This pronouncement will become effective 60 days following SEC approval. The company does not believe this pronouncement will impact its financial statements.

In May of 2008, FASB issued SFASB No. 163, Accounting for Financial Guarantee Insurance Contracts-an interpretation of FASB Statement No. 60. The scope of the statement is limited to financial guarantee insurance (and reinsurance) contracts. The pronouncement is effective for fiscal years beginning after

December 31, 2008. The company does not believe this pronouncement will impact its financial statements.

NOTE 3- PROPERTY & EQUIPMENT

Property & equipment as of June 30, 2008 and December 31, 2007 comprised of following:

                               Estimated        June 30,       December 31,
                             Useful Lives         2008            2007
                               (Years)

Office equipment               5-10           $   71,946     $   67,652
Medical equipment               5              1,064,306        994,968
Fixtures                        10               105,997        103,172
Vehicles                        5                 40,595         38,171
Construction in progress                       2,999,519      1,081,640

                                               4,282,363      2,285,603
Less: accumulated depreciation                  (341,080)      (136,802)
                                               ---------     ----------
Property and equipment, net                  $ 3,491,283     $2,148,801
                                             ===========     ==========

Depreciation expense charged to operations was $190,115 and $73,338 for the six month period ended June 30, 2008 and 2007, respectively.

NOTE 4- INVENTORIES

Inventories consisted of the following as of June 30, 2008 and December 31, 2007:

                                 June 30, 2008        December 31,2007

Western medicine                    $91,769               $141,082
Traditional Chinese medicine          9,109                 11,160
                                   --------               --------
Total                              $100,878               $152,242

NOTE 5- CAPITAL LEASE OBLIGATIONS:

Lease Deposit

The lease deposit as June 30, 2008 and December 31, 2007 were $153,081 and $143,945 respectively. It is due on November 2010.

Deferred Gain on sale and lease back

The total gain on sale and lease back was $332,854. According to SFAS 13 "Accounting for Leases" this gain is deferred and amortized over the Lease term. Accordingly, $53,922 and $0 were amortized for the six month period ended June 30, 2008 and 2007 respectively.

The deferred revenue outstanding as of June 30, 2008 and December 31, 2007 were as follows:

                        June 30, 2008          December 31, 2007

      Current            $ 110,951                     $104,329
      Long term            157,181                      199,964
                         ---------                     ---------
                         $ 268,132                     $304,293
                         ---------                     ---------

Capital Lease Obligations

In 2007, the Company leased various equipments under capital leases expiring in 2010. The assets and liabilities under capital leases are recorded at the lower of the present value of the minimum lease payments or the fair value of the asset. The assets are depreciated over the lesser of their related lease terms or their estimated productive lives. Depreciation of assets under capital leases was included in depreciation expense for the six month period ended June 30, 2008.

Aggregate minimum future lease payments under capital leases for next five years after June 30, 2008 are as follows:


 1 year after June 30, 2008  $  390,006
  2 year after June 30, 2008    390,006
  3 year after June 30, 2008    162,502
                             ----------
  Total                      $  942,514
                             ===========

Capital lease obligations represent the following at June 30, 2008 and December 31, 2007:

                                            June 30, 2008     December 31, 2007
                                            -------------     -----------------

Total minimum lease payments                $  942,514          $  1,069,623
Less : Interest expense relating to future
    periods                                     99,361              (133.261)
                                            ----------          ------------
Present value of the minimum lease
    payments                                   843,153               936,362
Less: current portion                          326,519               293,394
                                            ----------          ------------
Non-current portion                         $  516,634          $    642,968
                                            ==========          ============

Following is a summary of fixed assets held under capital leases at June 30, 2008 and December 31, 2007:

                                            June 30, 2008     December 31, 2007
                                            -------------     -----------------

Medical Equipment                           $1,020,542          $    959,630
Less: accumulated depreciation                (201,895)              (27,959)
                                            ----------          ------------
Net                                         $  818,647          $    931,671
                                            ----------          ------------

NOTE 6- OTHER PAYABLE

Other payable as of June 30, 2008 and December 31, 2007 consists of the following:

                                            June 30, 2008     December 31, 2007
                                            -------------     -----------------

         Advance from customers             $    9,242          $   17,325
         Welfare payable                        83,712              78,873
         Other payable                         147,508              65,152
                                            ----------          ----------
         Total                              $  240,462          $  161,350
                                            ==========          ==========

NOTE 7 - SHORT TERM LOANS

In July 2007, the Company borrowed short term loan from a financial institution in PRC for $145,792 (RMB 1 million). In August 2007, the Company borrowed another short term loan from the same financial institution in PRC for $291,583 (RMB 2 million). Both the above loans are guaranteed by the Tongji Group. The debt accrues interest at the banks benchmark rate plus 20 basis points (ranging between 8.21% and 8.75%). The debt has a maturity of one year and is secured by the Company's assets.

The interest expenses were $19,372 and $0 for the six month period ended June 30, 2008 and
2007.

NOTE 8- STOCKHOLDERS' EQUITY

Common Stock

As of June 30, 2008 and December 31, 2007, the Company has 100,000,000 shares of common stock authorized with a par value of $0.001.

As of April 30, 2008, the company issued 177,834 shares for $77,780. The Company has not received the cash amount against the issuance of shares through June 30, 2008, therefore the amount is being reflected as subscription receivable. Subsequent to the period ended June 30, 2008, the Company received $77,780 against the subscription receivable. During the period ended June 30, 2008, the company cancelled 18,000 previously issued shares as such shares were issued in error.

The Company has not granted any options or warrants during 2008 or 2007, and there are no options or warrants outstanding as of June 30, 2008 and December 31, 2007.

Preferred Stock

As of June 30, 2008 and December 31, 2007, the Company has 20,000,000 shares of preferred stock authorized with a par value of $0.001. There are no shares issued and outstanding.

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

The Company did not appropriate reserve for the statutory surplus reserve for the six month period ended June 30, 2008, and 2007.

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

Income tax for the six month period ended June 30, 2008 and 2007 is summarized as follows:

                                               2008           2007
                                               ----           ----

   U.S. Federal and State Current          $      --       $     --
   U.S. Federal and State Deferred                --             --
   PRC - Current                                  --         26,694
                                           ---------       --------
    PRC - Deferred                                --             --
                                           ---------       --------
   Less: Valuation allowance                      --             --
                                           ---------       --------
Income tax expense (benefit)               $      --       $ 26,694
                                           =========       ========

A reconciliation of the effective income tax rate is as follows:

                                                   2008           2007

      Tax at U.S. Federal rate                      34%           34%

      U.S. tax exemption                           (34)%         (34)%
                                                     0%            0%
      PRC Tax rate                                  25%           33%
      Valuation allowance                          (25)%           --
                                                  ------        ------
      Current tax provision                          0%           33%

The Company does not have any significant deferred tax asset or liabilities in the PRC tax jurisdiction as of June 30, 2008.

NOTE 10- RELATED PARTY TRANSACTIONS

Due from/to Related Party

The Company has entered into agreements with Nanning Tongji Chain Pharmacy Co. Ltd. and Guangxi Tongji Medicine Co. Ltd. whereby the Company from time to time will advance amounts to assist them in their operations. The three companies have common major shareholders. The advanced amounts accrue interest at a rate of 6% per annum. The amount of receivable as of June 30, 2008 and December 31, 2007 were $937,898 and $1,516,026. Interest incomes for the six month period ended June 30, 2008 and 2007 were $35,266 and $22,462, respectively.

The Company has entered into an agreement with the Chairman and the shareholder of the Company whereby the Company from time to time will be advanced amounts to assist them in their operations. The advanced amounts accrue interest at a rate of 6% per annum. As of June 30, 2008 and December 31, 2007, $2,976,662 and
$1,563,842 were payable to their Chairman, shareholder and Guangxi Tongji Medicine Co. Ltd. respectively. Interest expenses for the six month period ended June 30, 2008 and 2007 were $66,647 and $75,991, respectively.

Rental

The Company has entered into a lease agreement for their hospital with Guangxi Tongji Medicine Co. Ltd that expires December 2008. Monthly rentals are 16,438.86 per month (RMB). Based on the exchange rate at June 30, 2008, minimum future lease payments are as follows:

1 year after June 30, 2008   $14,379

NOTE 11 - MAJOR CUSTOMERS AND SUPPLIERS

The Company had two suppliers that accounted for 57% and 13% of purchase for the six month period ended June 30, 2008. Accounts payable from these major suppliers were $0 and $31,972 as of June 30, 2008.

The Company does not have any major customers for the six month period ended June 30, 2008 as the customers are mostly patients.

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

Results of Operation

     Material changes of items in our Statement of Operations for the six months ended June 30, 2008, as compared to the six months ended June 30, 2007, are discussed below.

     Patient Service Revenue: The increase in revenues was the result of more patients being treated by our hospital, due to our increased reputation as being a preferred provider of health care services in the region, and a change in our patient mix. In 2008 the percentage of inpatients increased. Generally, we receive greater revenue from an inpatient, as opposed to an outpatient, due to the length of the stay and the services provided to an inpatient.

     Operating Expenses: Selling and promotion expenses increased due to more amounts spent on promoting on the company's service and products. General and administrative fees increased due to increased professional fees. Depreciation, amortization and expenses increased mainly due to the depreciation and amortization of new leased medical equipments.

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

Liquidity and Capital Resources

     The following shows our material sources and (uses) of cash during the periods presented:

                                                              June 30,
                                                          2008         2007

     Cash provided by operations                        $82,614     $261,876
     Purchase of medical equipment                       (2,391)      (3,238)
     Additions to medical building                   (1,797,416)          --
     Net loans (to) or from related parties             519,378     (160,385)
     Capital lease payments                            (148,369)          --
     Other                                                2,486          (12)

     Future payments due on our material contractual obligations as of June 30, 2008 are as follows:

   Item                    Total       2009       2010      2011     Thereafter

 Capital Leases          $942,514    $390,006   $390,006  $162,502       --


     Except as shown above, as of June 30, 2008 we did not have any material capital requirements.

     Virtually all of our accounts receivable at June 30, 2008 and June 30, 2008 were due from the Nanning and Guangxi Medicare agencies. The age of our account receivables as of June 30, 2008 and 2007 is shown below:

                                             June 30, 2008     June 30, 2007

            Less than 30 days old                 22%                 31%
            31 to 60 days old                     23%                 33%
            61 to 90 days old                     23%                 36%
            Over 90 days old                      32%                 --


     A receivable is recorded as a bad debt and is written off if it is more than 90 days old and we consider it to be uncollectable. During the six months ended June 30, 2008 and 2007 we did not write off any bad debts.

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

     There were no changes in our internal controls over financial reporting that occurred during the quarter ended June 30, 2008 that have affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

                                     TONGJI HEALTHCARE GROUP, INC.


August 2, 2008                       By: /s/ Yun-hui Yu
                                         ------------------------------
                                         Yun-hui Yu, Principal Executive Officer


August 2, 2008                       By: /s/ Wei-dong Huang
                                         ------------------------------
                                         Wei-dong Huang, Principal Financial
                                            Officer