Form 10-Q
period 2008-09-30
Tongji Healthcare Group, Inc.
filed 2008-10-31
CIK 1389518

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                For the quarterly period ended September 30, 2008
      Or

[ ] Transition Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

                          Commission File Number: None

                          TONGJI HEALTHCARE GROUP, INC.

                 Nevada                                          None
-----------------------------------------------        ---------------------
State or other  jurisdiction  of  incorporation         (I.R.S.)  Employer
                                                       Identification No.

                                No.5 Beiji Road,
                             Nanning, Guangxi, China
                     Address of principal executive offices

                                0086-771-2020000
                            ------------------------
               Registrant's telephone number, including area code

                                       N/A
                           --------------------------
                  Former address of principal executive offices

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
            Yes _____X____                      No _________
                     -

         Class of Stock      No. Shares Outstanding                Date

                Common              15,812,391                 October 31, 2008

                          TONGJI HEALTHCARE GROUP, INC.
                           CONSOLIDATED BALANCE SHEETS
                 AS OF SEPTEMBER 30, 2008 (UNAUDITED) AND DECEMBER 31, 2007

                                             September 30,      December 31,
                                                2008               2007
                                             -------------     -------------
                                              (UNAUDITED)        (AUDITED)
                   ASSETS
Current Assets

   Cash and cash equivalents                  $  17,219        $   23,165
   Accounts receivable,  net                    334,263           287,593
   Due from related parties                     462,483         1,516,026
   Inventory, net                               154,408           152,242
   Prepaid expenses and other current assets    137,596            32,779
                                             ----------      ------------
         Total Current Assets                $1,105,969        $2,011,805

Property, Plant and Equipment, net            4,097,467         2,148,801

Other Assets
   Capital lease deposit                        154,641           143,945
                                         --------------     -------------
TOTAL ASSETS                              $   5,358,077      $  4,304,551
                                         ==============      ============

    LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities

   Accounts payable and accrued expenses        408,876           418,368
   Due to related parties                     3,113,314         1,563,842
   Other payable                                230,980           161,350
   Short term bank loan                         -                 411,270
   Deferred gain on sale & lease back           112,082           104,329
   Capital lease obiligation-short term         337,424           293,394
                                          -------------      ------------
        Total Current Liabilities             4,202,676         2,952,554

Long Term Liabiliteis
   Capital lease obligation                     434,507           642,968
   Deferred gain on sale and lease back         130,763           199,964
                                           ------------      ------------
Total Long Term Liabilities                     565,270           842,932
                                           ------------      ------------
     Total Liabilities                        4,767,946         3,795,486

STOCKHOLDERS' EQUITY
   Preferred stock; $0.001 par value,
20,000,000 shares authorized and 0 share
issued and outstanding                                -                 -
   Common stock; $0.001 par value,
100,000,000 shares authorized and 15,812,391      5,813             5,653
and 15,652,557  shares issued and
outstanding as of Sept 30, 2008 and Dec. 31,
2007 respectively                                     1                 1
   Additional paid in capital                   424,967           347,347
   Statutory reserve                             1,812
                                                41,812             41,812
   Retained earnings                            26,719             61,079
   Accumulated other comprehensive income       80,820             43,174
                                           ------------      ------------
Total Stockholders' Equity                     590,131            509,065
                                           ------------      ------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY $ 5,358,077        $ 4,304,551
                                           ===========       ============


The accompanying notes are an integral part of these consolidated financial statements.

                          TONGJI HEALTHCARE GROUP, INC.
        CONSOLIDATED STATEMENTS OF INCOME AND OTHER COMPREHENSIVE INCOME
                         FOR THE THREE MONTH PERIODS AND
                            NINE MONTH PERIODS ENDED
                           SEPTEMBER 30, 2008 AND 2007
                                   (UNAUDITED)

                                  For the three month       For the nine month
                                     periods ended           periods ended
                                     September 30             September 30
                                  ------------------     ----------------------
                                  2008         2007       2008            2007
                                  ------------------     ----------------------

PATIENT SERVICE REVENUE        $ 682,952    $ 618,998  $ 1,978,261   $1,623,439

Cost of Revenue                  276,442      401,692      844,989      929,921
                               ---------    ---------  -----------   ----------
GROSS PROFIT                     406,510      217,306    1,133,272      693,518

OPERATING EXPENSES

Selling expenses                 235,019      230,934      577,152      457,256
General and administrative
  expenses                        44,359       27,899      147,911      111,825
Depreciation expenses             98,772       37,714      288,887      111,052
                               ---------    ---------  -----------   ----------
Total operating expenses         378,150      296,547    1,013,950      680,133
                               ---------    ---------  -----------   ----------

INCOME (LOSS) FROM OPERATIONS     28,360      (79,241)     119,321       13,385

OTHER EXPENSE
Other expense                     (3,300)           -       (4,098)           -
Interest expense, net of income  (50,756)      (1,942)    (141,668)     (11,504)
                               ---------    ---------  -----------   -----------
Total Other Expense              (54,056)      (1,942)    (145,766)     (11,504)
                               ---------    ---------  -----------   -----------
INCOME (LOSS) BEFORE
   INCOME TAXES                  (25,696)     (81,183)     (26,444)       1,881

Provision for Income Taxes             -            -       (7,916)     (26,694)
                               ---------    ---------  -----------   -----------
NET LOSS                         (25,696)     (81,183)     (34,360)     (24,813)

Foreign currency translation
   gain                            5,355        5,077       37,646       15,141
                               ---------    ---------  -----------   -----------

COMPREHENSIVE INCOME (LOSS)    $ (20,341)    $(76,106)  $    3,286   $   (9,672)
                               =========     ========   ==========   ==========

NET INCOME (LOSS) PER BASIC AND
DILUTED SHARES                 $  (0.002)    $ (0.005)  $   (0.002)  $   (0.002)
                               =========     ========   ==========   ==========
WEIGHTED AVERAGE NUMBER OF COMMON
SHARES OF OUTSTANDING         15,812,391   15,652,551   15,741,807   15,652,557
                              ==========   ==========   ==========   ==========


Weighted average number of shares for dilutive securities has not been taken since the effect of dilutive securities is anti-dilutive

The accompanying notes are an integral part of these consolidated financial statements.

                          TONJI HEALTHCARE GROUP, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                FOR THE NINE MONTH PERIODS ENDED SEPTEMBER 30, 2008 AND 2007
                                   (UNAUDITED)

                                                       2008          2007
                                                   ------------- -------------
 Cash flows from operating activities:
  Net income (loss)                               $  (34,360)    $   (24,813)
  Adjustments to reconcile net income (loss)
   to net cash provided by operating activities:
     Depreciation and amortization                   288,887         111,052
     Change  in assets and liabilities:
        (Increase) in accounts receivable            (24,598)         82,734
        Decrease in inventory                          8,895         (27,145)
        (Increase) decrease in prepaid expense
           and other current assets                 (144,295)         (3,102)
        (Decrease) in accounts payable and
           accrued expenses                           64,163          17,552
        (Decrease) in unearned revenue               (81,738)              -
        Increase in other payables                    54,984               -
                                                   ---------      ----------
         Total adjustment                            166,299         181,091
                                                   ---------      ----------

 Net Cash Provided By Operating Activities           131,940         156,278
                                                   ---------      ----------
 Cash flows from investing activities:
    (Acquisitions) of fixed assets                   (25,818)        (13,953)
    Payments for construction work in progress    (2,002,603)              -
    Decrease (increase) in due from related
       parties                                     1,178,713        (298,261)
                                                   ---------      ----------
Net Cash Used in Investing Activities               (849,708)       (312,214)
                                                   ---------      ----------
Cash flows from financing activities:
    (Payment) proceeds of note payable              (429,620)        394,755
    Issurance of stock                                76,401
    Payments toward capitalized leases              (227,547)              -
    Advances from (to) to related parties          1,291,079        (225,124)
                                                   ---------      ----------

Net Cash Provided by Financing Activities            710,314         169,631
                                                   ---------      ----------

Effects of foreign currency translation                1,508          5,084
                                                   ---------      ----------
Net Increase (decrease) in Cash and Cash
  Equivalents                                         (5,946)        18,779

Cash and Cash Equivalents-Beginning of Period         23,165         16,065
                                                   ---------      ----------

Cash and Cash Equivalents-Ending of Period         $  17,219      $  34,844
                                                   =========      =========
 Cash Paid During the Year for:
    Income taxes                                   $   7,916      $       -
                                                   =========      =========
    Interest paid                                  $  84,015      $   3,891
                                                   =========      =========


The accompanying notes are an integral part of these consolidated financial statements.

                          TONGJI HEALTHCARE GROUP, INC.
           CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY(UNAUDITED)
               FOR THE NINE MONTH PERIODS ENDED SEPTEMBER 30, 2008
               AND THE YEARS ENDED DECEMBER 31, 2007,2006 AND 2005

                                                                                                         Accumulated
                                                           Additional                                       Other          Total
                                      Number      Common    Paid In   Subscription  Statutory  Retained Comprehensive  Shareholders'
                                    of Shares     Stock     Capital    Receivable    Reserve    Earning     Income         Equity
                                   ----------    -------   ---------- ------------  ---------  --------  ------------- ------------

Balance December 31, 2005            3,000,000    363,000          -                      -     (130,990)     3,295       235,305

Shares cancelled in merger
  with Tongji, Inc.                 (3,000,000)  (363,000)         -                      -            -          -       (363,000)

Shares issued in reverse merger
  with Tongji Healthcare Group,
    Inc.                            15,652,557     15,653    347,347                      -            -          -        363,000

Allocation of statutory reserves             -          -          -                 36,848      (36,848)         -              -

Net income for the year ended
   December 31, 2006                         -          -          -                      -      184,242      7,009        191,251
                                    ----------     ------    -------     --------  --------     --------    -------       --------
Balance December 31, 2006          15,652,557      15,653    347,347            -    36,848       16,404     10,304        426,556

Transfer of statutory reserves              -           -          -                  4,964       (4,964)         -              -

Net income for the year ended
   December 31, 2007                        -           -          -                      -            -     32,870              -
                                    ----------     ------    -------     --------  --------     --------    -------       --------
Balance December 31, 2007           15,652,557    $15,653   $347,347     $      -  $ 41,812     $ 61,079    $43,174       $509,065

Shares issued for cash                 177,834        178    77,602                                                         77,780

Shares cancelled                       (18,000)       (18)       18                                                              0

Transfer of statutory reserves               -          -         -                                               -              -

Net income for the nine months period
   ended September 30, 2008                  -          -         -                              (34,360)    37,646          3,286
                                    ----------    -------    -------     --------  --------     --------   --------       --------
Balance September 30, 2008          15,812,391    $15,813    $424,967    $      -  $ 41,812     $ 26,719   $ 80,820       $590,131
                                    ==========    =======    ========    ========  ========     ========   ========       ========

The accompanying notes are an integral part of these unaudited consolidated financial statements.

                          TONGJI HEALTHCARE GROUP, INC.
                    NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                           SEPTEMBER 30, 2008 AND 2007

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

As the Company maintains a facility with an excess of 100 beds, it must have its license renewed at least every three years. The Company is also obligated to provide free service or dispatch their physicians or employees for public assistance. The Company has a very small percentage of its service for this area.

NOTE 2- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accompanying unaudited financial statements of the Company have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the interim periods are not necessarily indicative of the results for any future period. These statements should be read in conjunction with the Company's audited financial statements and notes thereto for the fiscal year ended December 31, 2007. The results of the nine month periods ended September 30, 2008 are not necessarily indicative of the results to be expected for the full fiscal year ending December 31, 2008.

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

The Company records these translation adjustments as accumulated other comprehensive income (loss). Gains and losses from foreign currency transactions are included in other income (expense) in the results of operations. For the nine month periods ended September 30, 2008 and 2007, the Company recorded approximately $37,646 and $15,141 in transaction gains as a result of currency translation.

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

The Company has established a reserve for uncollectibles of $58,603 and $54,549 as of September 30, 2008 and December 31, 2007.

Prepaid expenses and other current assets

Prepaid expenses and other current assets consisted of the following as of September 30, 2008 and December 31, 2007:

                         September 30, 2008      December 31,2007

Other receivable              $109,585                  $935
Advance to suppliers            28,011                31,844
                            ----------                ------
Total                         $137,596               $32,779

Advertising Costs

The Company expenses the costs associated with advertising as incurred. Advertising expenses for the nine month periods ended September 30, 2008 and 2007 of $165,850 and $289,466, respectively are included in selling and promotional expenses in the statements of income. Advertising costs include marketing brochures and an advertising campaign to the public.

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

The Company has not granted any options or warrants during 2008 or 2007, and there are no options or warrants outstanding as of September 30, 2008 and December 31, 2007.

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

NOTE 3- PROPERTY & EQUIPMENT

Property & equipment as of September 30, 2008 and December 31, 2007 comprised of following:


                            Estimated        September 30,      December 31,
                           Useful Lives          2008              2007
                             (Years)

Office equipment               5-10          $   80,043        $   67,652
Medical equipment               5             1,091,856           994,968
Fixtures                        10              107,077           103,172
Vehicles                        5                41,008            38,171
Construction in progress                      3,221,550         1,081,640
                                              ---------        ----------
                                              4,541,534         2,285,603

Less: accumulated depreciation                 (444,067)         (136,802)
                                               ---------        ---------

Property and equipment, net                  $4,097,467        $2,148,801
                                             ==========        ==========

Depreciation expense charged to operations was $288,887 and $111,052 for the nine month periods ended September 30, 2008 and 2007, respectively.

NOTE 4- INVENTORIES

Inventories consisted of the following as of September 30, 2008 and December 31, 2007:

                              September 30, 2008       December 31,2007

Western medicine                     $ 4,392               $141,082
Traditional Chinese medicine         150,016                 11,160
                                     -------               --------
Total                               $154,408               $152,242

NOTE 5- CAPITAL LEASE OBLIGATIONS:

Lease Deposit

The lease deposit as September 30, 2008 and December 31, 2007 were $154,641 and $143,945 respectively. It is due on November 2010.

Deferred Gain on sale and lease back

The total gain on sale and lease back was $336,246. According to SFAS 13 "Accounting for Leases" this gain is deferred and amortized over the Lease term. Accordingly, $81,738 and $0 were amortized for the nine month periods ended September 30, 2008 and 2007 respectively.

The deferred revenue outstanding as of September 30, 2008 and December 31, 2007 were as follows:

                     September 30, 2008            December 31, 2007

      Current            $ 112,082                     $104,329
      Long term            130,763                      199,964
                        ----------                     --------
                          $242,845                     $304,293
                        ----------                     --------

Capital Lease Obligations

In 2007, the Company leased various equipments under capital leases expiring in 2010. The assets and liabilities under capital leases are recorded at the lower of the present value of the minimum lease payments or the fair value of the asset. The assets are depreciated over the lesser of their related lease terms or their estimated productive lives. Depreciation of assets under capital leases was included in depreciation expense for the nine month periods ended September 30, 2008.

Aggregate minimum future lease payments under capital leases for next five years after September 30, 2008 are as follows:

1 year after September 30, 2008                         $  393,981
2 year after September 30, 2008                            393,981
3 year after September 30, 2008                             65,663
                                                        ----------
  Total                                                 $  853,625
                                                       ===========


Capital lease obligations represent the following at September 30, 2008 and December 31, 2007:

                                               September 30,     December 31,
                                                   2008             2007
                                              --------------     ------------

Total minimum lease payments                   $  853,624       $ 1,069,623
Less : Interest expense relating to
 future periods                                    81,693          (133.261)
                                              -----------       -----------
Present value of the minimum lease
  payments                                       771,931            936,362
Less: current portion                            337,424            293,394
                                              ----------        -----------
Non-current portion                          $   434,507        $   642,968
                                             ===========        ===========

Following is a summary of fixed assets held under capital leases at September 30, 2008 and December 31, 2007:

                                              September 30,      December 31,
                                                   2008             2007
                                              --------------     ------------

Medical Equipment                           $  1,030,943         $   959,630
Less: accumulated depreciation                  (291,360)            (27,959)
                                            ------------        ------------
Net                                              739,583             931,671
                                            ------------        ------------

NOTE 6- OTHER PAYABLE

Other payable as of September 30, 2008 and December 31, 2007 consists of the following:

                                       September 30,           December 31,
                                          2008                    2007
                                       ------------          -------------

         Advance from customers        $  6,041               $  17,325
         Welfare payable                 84,565                  78,873
         Other payable                  140,374                  65,152
                                      ---------               ----------
         Total                        $ 230,980               $ 161,350
                                      =========               =========

NOTE 7- STOCKHOLDERS' EQUITY

Common Stock

As of September 30, 2008 and December 31, 2007, the Company has 100,000,000 shares of common stock authorized with a par value of $0.001.

During the period ended September 30, 2008, the company issued 177,834 shares for $77,780.and cancelled 18,000 previously issued shares as such shares were issued in error.

The Company has not granted any options or warrants during 2008 or 2007, and there are no options or warrants outstanding as of September 30, 2008 and December 31, 2007.

Preferred Stock

As of September 30, 2008 and December 31, 2007, the Company has 20,000,000 shares of preferred stock authorized with a par value of $0.001. There are no shares issued and outstanding.

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

The Company did not appropriate reserve for the statutory surplus reserve for the nine month periods ended September 30, 2008, and 2007.

NOTE 8- PROVISION FOR INCOME TAXES

In accordance with the relevant tax laws and regulations of PRC, the corporate income tax rate is 25%. As noted, the corporate income tax for 2004 through 2006 was 0% due to the Company's receipt of a waiver (tax relief) from the PRC government as they acquired a previous government-owned hospital and privatized it and improved it. Commencing, 2008, the corporate tax rate will be 25%.

Income tax for the nine month periods ended September 30, 2008 and 2007 is summarized as follows:

                                               2008         2007
                                          -------------------------
  U.S. Federal and State Current           $      -      $       -
  U.S. Federal and State Deferred                 -              -
  PRC - Current                               7,916         26,694
                                           --------      ---------
    PRC - Deferred                                -              -
                                           --------      ---------
   Less: Valuation allowance                      -              -
                                           --------      ---------
Income tax expense (benefit)               $  7,916      $  26,694
                                           ========      =========

A reconciliation of the effective income tax rate is as follows:

                                            2008         2007
                                           -----         -----

Tax at U.S. Federal rate                     34%           34%

U.S. tax exemption                          (34)%         (34)%
                                          -------        -----
                                               0%           0%
PRC Tax rate                                  25%          33%
Valuation allowance                            -            -
Current tax provision                         25%          33%

The Company does not have any significant deferred tax asset or liabilities in the PRC tax jurisdiction as of September 30, 2008.

NOTE 9- RELATED PARTY TRANSACTIONS

Due from/to Related Party

The Company has entered into agreements with Nanning Tongji Chain Pharmacy Co. Ltd. and Guangxi Tongji Medicine Co. Ltd. whereby the Company from time to time will advance amounts to assist them in their operations. The three companies have common major shareholders. The advanced amounts accrue interest at a rate of 6% per annum. The amount of receivable as of September 30, 2008 and December 31, 2007 were $416,467 and $1,516,026. Interest incomes for the nine month periods ended September 30, 2008 and 2007 were $46,015and $23,685, respectively.

The Company has entered into an agreement with the Chairman and the shareholder of the Company whereby the Company from time to time will be advanced amounts to assist them in their operations. The advanced amounts accrue interest at a rate of 6% per annum. As of September 30, 2008 and December 31, 2007, $3,007,837, and $1,563,842 were payable to their Chairman, shareholder and Guangxi Tongji Medicine Co. Ltd. respectively. Interest expenses for the nine month periods ended September 30, 2008 and 2007 were $105,478 and $78,491, respectively.

Rental

The Company has entered into a lease agreement for their hospital with Guangxi Tongji Medicine Co. Ltd that expires December 2008. Monthly rentals are 16,438.86 per month (RMB). Based on the exchange rate at September 30, 2008, minimum future lease payments are as follows:

          1 year after September 30, 2008                  $7,263

NOTE 10 - MAJOR CUSTOMERS AND SUPPLIERS

The Company had three suppliers that accounted for 60%, 16% and 13% of purchase for the nine month periods ended September 30, 2008. Accounts payable from these major suppliers were $0, $47,217 and $26,195 as of September 30, 2008.

The Company did not have any major customers for the nine month periods ended September 30, 2008 as the customers are mostly patients.

ITEM 2. MANAGEMENTS DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND PLAN OF OPERATION

You should read the following discussion and analysis of our financial condition and results of operations in conjunction with our financial statements and the related notes included elsewhere in this filing. Our financial statements have been prepared in accordance with U.S. GAAP. In addition, our financial statements and the financial data included in this filing reflect our reorganization and have been prepared as if our current corporate structure had been in place throughout the relevant periods. The following discussion and analysis contains forward-looking statements that involve risks and uncertainties. Actual results could differ materially from those projected in the forward-looking statements.

Overview

We were organized as a Nevada corporation on December 19, 2006. On December 27, 2006 we issued 15,652,557 shares of our common stock to acquire all outstanding shares of Nanning Tongji Hospital Co., Ltd., which we refer to as "Tongji Hospital," a PRC company which was formed in October 30, 2003. The purpose of the transaction was to redomicile us as a Nevada corporation. Unless otherwise indicated, all references to us throughout this filing include the operations of Tongji Hospital.

Our critical accounting policies, as well as recent accounting pronouncements which apply to us, are described in Note 2 to our financial statements which are included as part of this prospectus.

Results of Operation

Material changes of items in our Statement of Operations for the three and nine month periods ended September 30, 2008, as compared to the nine month periods ended September 30, 2007, are discussed below:

Patient Service Revenue: The increase in revenues was the result of more patients being treated by our hospital, due to our increased reputation as being a preferred provider of health care services in the region, and a change in our patient mix Generally, we receive greater revenue from an inpatient, as opposed to an outpatient, due to the length of the stay and the services provided to an inpatient.

Gross profit: Our gross profit, as a percentage of our gross revenue, was 57% during the nine month period ended September 30, 2008, as compared to our gross profit percentage of 43% during nine month period ended September 30, 2007.

Operating Expenses: Selling expenses increased mainly because the salary expense was recorded as selling expense in 2008 but was recorded as cost of revenue in 2007. Also we spent more amounts on repairing our medical equipment. General and administrative expenses increased due to increased professional fees. Depreciation, amortization expenses increased mainly due to the depreciation and amortization of new leased medical equipments.

Trends, Events and Uncertainties

The China Ministry of Health, as well as other related agencies, has proposed changes to the prices we can charge for medical services, drugs and medications. We cannot predict the impact of these proposed changes since the changes are not fully defined and we do not know whether those proposed changes will ever be implemented or when they may take effect.

In accordance with the relevant laws and regulations of PRC our income tax rate would typically be 33%. However we have received a waiver from the taxing authorities in the PRC for corporate income tax for the years ended 2004, 2005 and 2006. Beginning in 2007, we are taxed at the normal rate of 33%. Commencing 2008, the corporate income tax rate is 25%.

In addition, we would normally be required to pay a business tax of 5% of the income derived from providing medical treatment plus city construction and educational taxes equal to 7% and 3% respectively, of the business tax. We are exempt from these taxes for 2006, 2007 and 2008.

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

For financial reporting purposes, hospitals in the United States record revenues based upon established billing rates less adjustments for contractual allowances. Revenues are recorded based upon the estimated amounts due from the patients and third-party payers, including federal and state agencies (under the Medicare and Medicaid programs) managed care health plans, health insurance companies, and employers. Estimates of contractual allowances under third-party payer arrangements are based upon the payment terms specified in the related contractual agreements. Third-party payer contractual payment terms are generally based upon predetermined rates per diagnosis, per diem rates, or discounted fee-for-service rates.

Due to the complexities involved in determining amounts ultimately due under reimbursement arrangements with a large number of third-party payers, which are often subject to interpretation, the reimbursement actually received by U.S. hospitals for health care services is sometimes different from their estimates.

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

Liquidity and Capital Resources

Our material sources and (uses) of cash during the nine month period ended September 30, 2008 and 2007 were presented as follows:

                                                     2008          2007
                                                     ----          ----

Cash provided by operations                       $ 131,940      $156,278
Collections from (advances to) related parties    1,178,713      (298,261)
Construction costs of new hospital and cost of
    new  medical  equipment                      (2,002,603)            -
Payments of Notes Payable                          (429,620)            -
Loan from third parties                                   -       394,755
Payments toward capitalized leas obligations       (227,547)            -
Advances(from (to) related parties                1,291,079      (225,124)

Future payments due on our material contractual obligations as of September 30, 2008 are as follows:

Item                 Total      2009        2010        2011       Thereafter

Capital Leases     $853,625    $393,981   $393,981    $65,663           -

Except as shown above, as of September 30, 2008 we did not have any material capital requirements.

Virtually all of our accounts receivable at September 30, 2008 were due from the Nanning and Guangxi Medicare agencies. The age of our accounts receivable as of September 30, 2008 and December 31, 2007 is shown below:

                         September 30, 2008        December 31, 2007

Less than 30 days old          26%                       37%
31 to 60 days old              25%                       26%
61 to 90 days old              24%                       21%
Over 90 days old               24%                       16%

A receivable is recorded as a bad debt and is written off if it is more than 90 days old and we consider it to be uncollectible. During the nine month periods ended September 30, 2008 and 2007 we did not write off any bad debts.

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

There were no changes in our internal controls over financial reporting that occurred during the quarter ended September 30, 2008 that have affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

                                         TONGJI HEALTHCARE GROUP, INC.


October 31, 2008                    By:
                                         ------------------------------
                                         Yun-hui Yu, Principal Executive Officer


October 31, 2008                    By:
                                         ------------------------------
                                         Wei-dong Huang, Principal Financial and
                                           Accounting Officer