Form 10-Q/A
period 2008-09-30
Tongji Healthcare Group, Inc.
filed 2008-11-03
CIK 1389518

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-Q/A

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                For the quarterly period ended September 30, 2008
      Or

[ ] Transition Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

                          Commission File Number: None

                          TONGJI HEALTHCARE GROUP, INC.

                 Nevada                                       None
-----------------------------------------------        ------------------
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

                                         TONGJI HEALTHCARE GROUP, INC.


October 31, 2008                    By:  /s/ Yun-hui Yu
                                         ------------------------------
                                         Yun-hui Yu, Principal Executive Officer


October 31, 2008                    By:  /s/ Wei-dong Huang
                                         ------------------------------
                                         Wei-dong Huang, Principal Financial and
                                           Accounting Officer