Form 10-K
period 2008-12-31
Tongji Healthcare Group, Inc.
filed 2009-03-31
CIK 1389518

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K
(Mark One)

(X) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the Fiscal Year Ended December 31, 2008
    OR
( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                           Commission File No. - None

                          TONGJI HEALTHCARE GROUP, INC.
            ---------------------------------------------------------
                 (Name of Small Business Issuer in its charter)

            Nevada                                       None
-------------------------------          ------------------------------------
(State or other jurisdiction of          (I.R.S. Employer Identification No.)
incorporation or organization)

    No. 5 Beiji Road
    Nanning, Guangxi, China                                    N/A
   ---------------------------------------                   --------
   (Address of Principal Executive Office)                   Zip Code

Registrant's telephone number, including Area Code: 0086-771-2020000 Securities registered pursuant to Section 12(b) of the Act: None
Securities registered pursuant to Section 12(g) of the Act:  None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. [ ]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. [ ]

Indicate by check mark whether the registrant (1) has filed all reports to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer  [  ]                    Accelerated filer  [ ]

Non-accelerated filer  [  ]                      Smaller reporting company  [X]
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act): [ ] Yes [X] No

The aggregate market value of the voting stock held by non-affiliates of the Company on June 30, 2008 was approximately $5,825,000.

As of March 25, 2009, the Company had 15,812,391 issued and outstanding shares of common stock.

Documents incorporated by reference:    None

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

      We are building a new 600-bed hospital in Nanning, China. We expect the new hospital to be completed by January 2011. The hospital is being built by Guangxi Construction Engineering Group Corporation and when completed will be leased by us from ______ for a twenty-year term. The lease payment will be $381,000 during the first year of the lease. The annual lease payments will gradually increase each year such that, during the final year of the lease, our lease payments will be $801,783, based upon current exchange rates. Our agreement with Langdong 8th Group requires us to make payments of $_______ during the construction phase. As of December 31, 2008 we had paid $3,544,097 towards this amount.

      When the new hospital is complete, we will continue to operate our existing hospital.

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

Employees

      As of March 25, 2009 we employed licensed physicians, nurses, medical professionals, and employees in administration and finance. None of our employees are represented by a labor union or similar collective bargaining organization. We believe that our relations with our employees are good.

ITEM 1B.    UNRESOLVED STAFF COMMENTS

      Not applicable.

ITEM 2.     PROPERTIES

      We lease our two hospital buildings from Guangxi Tongji Medicine Co., Ltd, a company controlled by our President. The lease on the buildings expires in December 2013.

ITEM 3.     LEGAL PROCEEDINGS

      We are not involved in any legal proceedings.

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      None.

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASE OF EQUITY SECURITIES.

      In November 2007 our common stock started trading on the OTC Bulletin Board under the symbol "TONJ". The following shows the high and low prices for our common stock for the periods indicated.

      Quarter Ended                 High           Low
      -------------                 ----           ---

         12/31/07                   $5.00         $0.90

          3/31/08                   $3.00         $1.15
          6/30/08                   $2.99         $0.50
          9/30/08                   $0.85         $0.17
         12/31/08                   $0.80         $0.15

      As of March 25, 2009 we had 243 record shareholders and 15,812,391 outstanding shares of common stock. All of our outstanding shares are eligible for sale pursuant to Rule 144.

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

      During the year ended December 31, 2008 we did not purchase any shares of our common stock from third parties in a private transaction or as a result of any purchases in the open market. None of our officers or directors, nor any of our principal shareholders purchased any shares of our common stock, on our behalf, from third parties in a private transaction or as a result of purchases in the open market during the year ended December 31, 2008.

ITEM 6.     SELECTED FINANCIAL DATA

      Not applicable.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Results of Operation
--------------------

      Material changes of items in our Statement of Operations for the year ended December 31, 2008, as compared to the year ended December 31, 2007, are discussed below.

      Patient Service Revenue: The increase in revenues was the result of more patients being treated by our hospital, due to our increased reputation as being a preferred provider of health care services in the region, and a change in our patient mix. In 2008 the percentage of inpatients increased from 29% to 33%. Generally, we receive greater revenue from an inpatient, as opposed to an outpatient, due to the length of the stay and the services provided to an inpatient.

      Gross profit: The decline in our gross profit percentage in 2008 was the result of higher salaries paid to our medical staff in 2008.

     Operating Expenses: Selling expenses declined in 2008 due to tighter controls over this category, plus legal and accounting fees were recorded in this category in 2007, as opposed to being recorded as general and administrative expenses. General and administrative expenses increased since we treated more patients in 2008, plus legal and accounting expenses were recorded in this category in 2008 as opposed to being recorded as selling expenses in 2007. Depreciation, amortization and expenses increased as a result of additions to property, plant and equipment.

      Material changes of items in our Statement of Operations for the year ended December 31, 2007, as compared to the year ended December 31, 2006, are discussed below.

      Patient Service Revenue: The increase in revenues was the result of more patients being treated by our hospital, due to our increased reputation as being a preferred provider of health care services in the region, and a change in our patient mix. In 2007 the percentage of inpatients increased from 26% to 29%. Generally, we receive greater revenue from an inpatient, as opposed to an outpatient, due to the length of the stay and the services provided to an inpatient.

       Gross profit: The decrease in our gross profit percentage in 2007 was the result of higher cost of medical supplies.

       Operating Expenses: Selling expenses increased due to more amounts spent on promoting our service and products. General and administrative expenses increased since we treated more patients in 2007. Depreciation, amortization and expenses increased as a result of additions to property, plant and equipment.

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

      In accordance with the relevant laws and regulations of PRC our income tax rate would typically be 33%. However we have received a waiver from the taxing authorities in the PRC for corporate income tax for the years ended 2004, 2005 and 2006. In 2007 and 2008 we were taxed at the normal rate of 33%.

      In addition, we would normally be required to pay a tax of 5% of the income derived from providing medical treatment plus city construction and educational taxes equal to 7% and 3% respectively, of the business tax. We accrued these taxes for 2005 but were exempt from these taxes for 2006, 2007 and 2008.

     We are building a new 600-bed hospital in Nanning, China. We expect the new hospital to be completed by January 2011. The hospital is being built by Guangxi Construction Engineering Group Corporation and, when completed, will be leased by us for a twenty-year term. The lease payment will be $381,000 during the first year of the lease. The annual lease payments will gradually increase each year such that, during the final year of the lease, our lease payments will be $801,783, based upon current exchange rates. Our agreement with Langdong 8th Group requires us to make payments of approximately $5,600,000 to Langdong 8th Group during the construction phase. As of December 31, 2008 we had paid $3,544,097 towards this amount.

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

Liquidity and Capital Resources
-------------------------------

      The following shows our material sources and (uses) of cash during the periods presented:
                                                             December 31,
                                                          2008         2007
                                                          ----         ----

     Cash provided by operations                       $185,707     $397,701
     Purchase of medical equipment                      (43,148)     (42,973)
     Sale of equipment                                      209      621,077
     Construction of new hospital                    (2,344,590)  (1,038,876)
     Net advances (to) from related parties           2,471,083       91,123
     Sale of common stock                                76,788           --
     Capital lease payments                            (308,037)     (22,348)
     Other                                                  649        1,395

Future payments due on our material contractual obligations as of December 31, 2008 are as follows:


Item                         Total     2009      2010       2011      2012      2013   Thereafter
----                         -----     ----      ----       ----      ----      ----   ----------

Medical Building Lease     $141,964  $ 28,393  $ 28,393  $ 28,393  $ 28,393  $ 28,393           --
Capital Leases             $702,895  $366,728  $336,167        --        --        --           --
Lease on New Hospital   $11,332,357        --        --  $381,092  $395,749  $410,407  $10,145,109

      Except as shown above, as of December 31, 2008 we did not have any material capital requirements.

      Virtually all of our accounts receivable at December 31, 2008 and December 31, 2007 were due from the Nanning and Guangxi Medicare agencies. The age of our account receivables as of December 31, 2008 and 2007 is shown below:

                                                December 31,
                                            2008            2007
                                            ----            ----

            Less than 30 days old           33%             37%
            31 to 60 days old               10%             26%
            61 to 90 days old                2%             21%
            Over 90 days old                54%             16%

      As of December 31, 2008 our accounts receivable were approximately 10% of our revenues for the year. In comparison, our accounts receivable at December 31, 2007 were 12% of our revenues for the year.

      A receivable is recorded as a bad debt and is written off if it is more than 90 days old and we consider it to be uncollectable. During the years ended December 31, 2008 and 2007 we did not write off any bad debts.

      Income from our operations has been, and is expected to be in the future, our primary source of cash.

      We do not have any off-balance sheet items reasonably likely to have a material effect on our financial condition.

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

ITEM 8.     FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA

      See the financial statements attached to and made a part of this report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

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

ITEM 9A.    CONTROLS AND PROCEDURES

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

In connection with the preparation of our annual financial statements, management has undertaken an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, or the COSO Framework. Management's assessment included an evaluation of the design of our internal control over financial reporting and testing of the operational effectiveness of those controls.

Based on this evaluation, management has concluded that our internal control over financial reporting was effective as of December 31, 2008.

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

ITEM 9B.     OTHER INFORMATION

      Not applicable

ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

     The names, ages and positions held by our executive officers and directors are listed below.

     Name             Age       Position
     ----             ---       --------

     Yun-hui Yu       45        President, Chief Executive Officer and Chairman
                                 of the Board of Directors
     Wei-dong Huang   38        Chief Financial and Accounting Officer
     Jin-song Zhang   40        Chief Administrative Officer
     Jing-xi Lv       62        Vice president and a Director
     Jia-lin Zhang    67        Vice president and a Director
     Lin Lin          62        Vice president and a Director
     Xiang-wei Zeng   65        Vice president and a Director

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

      None of our directors are independent as that term is defined by Section 803 of the Listing Standards of the NYSE Alternext US.

      Yun-hui Yu and Li Yu Chen, one of our principal shareholders, may be considered our parents and promoters, as those terms are defined by the Seurities and Exchange Commission.

Compensation Committee Interlocks and Insider Participation
-----------------------------------------------------------

      Our directors act as our compensation committee. During the year ended December 31, 2008, all of our directors participated in deliberations concerning executive officer compensation.

      During the year ended December 31, 2008, none of our officers was also a member of the compensation committee or a director of another entity, which other entity had one of its executive officers serving as one of our directors or as a member of our compensation committee.

ITEM 11.    EXECUTIVE COMPENSATION

Summary Compensation Table

      The following table shows the compensation paid or accrued during the two years ended December 31, 2008 to Yunhui Yu, Tongji' Chief Executive Officer. None of our executive officers or directors received compensation in excess of $100,000 during our past two fiscal years.

                                                                All
                                                               Other
                                                               Annual
                                               Stock   Option  Compen-
Name and Principal     Fiscal  Salary  Bonus   Awards  Awards  sation
  Position              Year    (1)     (2)     (3)     (4)      (5)     Total
------------------     ------  ------  -----   ------  ------  -------   -----

Yunhui Yu, Chief        2008
 Executive Officer      2007      --      --       --      --       --      --

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

      Stock Options. We have not granted any stock options to any of our officers or directors and do not have any stock option plans in effect as of March 25, 2009. In the future, we may grant stock options to our officers, directors, employees or consultants.

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

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table shows, as of March 25, 2009, the common stock ownership of (i) each person known by us to be the beneficial owner of five percent or more of our common stock, (ii) each officer and director and (iii) all officers and directors as a group. Except as otherwise indicated, each person has sole voting and investment power with respect to the shares of common stock shown, and all ownership is of record and beneficial.

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

 (1) Li-Yu Chen is the wife of Yun-hui Yu.

  *   Less than 10%

ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, DIRECTOR INDEPENDENCE
           ---------------------------------------------------------------------

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

(1) Li-yu Chen is the wife of Yun-hui Yu.

     We lease our two hospital buildings from Guangxi Tongji Medicine Co., Ltd. The lease on the buildings expires in December 2013.

     We also purchase all drugs and medications which we use and sell from Guangxi Tongji Medicine Co., Ltd., at prevailing market prices.

     We have advanced funds to Nanning Tongji Chain Pharmacy Co., Ltd. to assist in their operations. As of December 31, 2008 and 2007 Nanning Tongji Chain Pharmacy Co., Ltd. owed us $268,815 and $1,397,080 respectively.

     Guangxi Tongji Medicince Co. Ltd. has loaned us money which we have used in our operations. As of December 31, 2008 and 2007 we owed Guangxi Tongji Medicine Co. Ltd., $213,504 and $118,946, respectively.

      Yun-hui Yu, our Chief Executive Officer and one of our directors, has also loaned us money which we have used in our operations. As of December 31, 2008 and 2007 we owed Mr. Yu $818,108 and $1,563,584, respectively.

      The amounts we have advanced and borrowed accrue interest at a rate of 6% per annum, which exceeds the interest rate in the PRC for similar borrowings.

     Yun-Hui Yu owns 90% of the capital stock of Guangxi Tongji Medicince Co. Ltd. Guangxi Tongji Medicine Co. owns 90% of Nanning Tongji Chain Pharmacy Co., Ltd.

ITEM 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES

      Michael Pollack CPA, audited our financial statements for the fiscal year ended December 31, 2006. The following table shows the aggregate fees billed to us during the year ended December 31, 2007 by Mr. Pollack.

                                              2007
                                              ----

            Audit Fees                     $38,000
            Audit-Related Fees                  --
            All Other Fees                      --

      Audit fees represent amounts billed for the audit of our annual financial statements and the reviews of the financial statements included in our Forms 10-Q for the fiscal year. Before we engaged Mr. Pollack to render audit services, the engagement was approved by our Directors.

     Kabani & Company audited our financial statements for the fiscal year ended December 31, 2008 and 2007. The following table shoes the aggregate fees billed to us by Kabani & Company during the year ended December 31, 2008. Since we did not hire Kabani & Company until February 2008, Kabani did not bill us for any fees during 2007.

                                              2008
                                              ----

            Audit Fees                     $67,500
            Audit-Related Fees            $  3,599
            All Other Fees                      --

    Audit fees represent amounts billed for the audit of our annual financial statements and the reviews of the financial statements included in our Forms 10-Q for the fiscal year. Before we engaged Kabani & Company to render audit services, the engagement was approved by our Directors.

ITEM 15.    EXHIBITS, FINANCIAL STATEMENTS SCHEDULES

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

                          TONGJI HEALTHCARE GROUP, INC.

                        CONSOLIDATED FINANCIAL STATEMENTS

                           DECEMBER 31, 2008 AND 2007



                                TABLE OF CONTENTS




Report of Independent Registered Public Accounting Firm              F-2

Consolidated Balance Sheets as of December 31, 2008 and 2007         F-3

Consolidated Statements of Operations for the years ended
 December 31, 2008 and 2007                                          F-4

Consolidated Statements of Cash Flows for the years ended
 December 31, 2008 and 2007                                          F-5

Consolidated Statements of Stockholders' Equity for the years
 ended December 31, 2008 and 2007                                    F-6

Notes to Consolidated Financial Statements                           F-7

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders of
Tongji Healthcare Group, Inc.


We have audited the accompanying consolidated balance sheets of Tongji Healthcare Group, Inc. as of December 31, 2008 and 2007, and the related consolidated statements of operations, stockholders' deficit, and cash flows for the years ended December 31, 2008 and 2007. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Tongji Healthcare Group, Inc. as of December 31, 2008 and 2007, and the results of its operations and cash flows for the years ended December 31, 2008 and 2007, in conformity with U.S. generally accepted accounting principles.



/s/ Kabani & Company, Inc.
Certified Public Accountants

Los Angeles, California
February 20, 2009

                          TONGJI HEALTHCARE GROUP, INC.
                           CONSOLIDATED BALANCE SHEETS
                  AS OF DECEMBER 31, 2008 AND DECEMBER 31, 2007

                                                  December 31,      December 31,
                                                      2008              2007
                                                  ------------      ------------
                                      ASSETS
Current Assets
   Cash and cash equivalents                      $    61,826       $    23,165
   Accounts receivable,  net                          267,574           287,593
   Due from related parties                           268,815         1,516,026
   Inventory, net                                     144,746           152,242
   Prepaid expenses and other current assets          128,761            32,779
                                                  ------------      ------------
Total Current Assets                                  871,722         2,011,805

Property, Plant and Equipment, net                  4,323,445         2,148,801

Other Assets
   Capital Lease Deposit                              153,903           143,945
                                                  ------------      ------------
Total Other Assets                                    153,903           143,945
                                                  ------------      ------------
TOTAL ASSETS                                      $ 5,349,070       $ 4,304,551
                                                  ============      ============

                      LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities
   Accounts payable and accrued expenses          $   240,528       $   418,368
   Due to related parties                           3,367,857         1,563,842
   Other payable                                      351,499           161,350
   Short term bank loan                                     -           411,270
   Deferred gain on sale & lease back                 111,547           104,329
         Capital lease obligation-short term          343,527           293,394
                                                  ------------      ------------
Total Current Liabilities                           4,414,958         2,952,554

Long Term Liabilities
   Capital lease obligation                           343,922           642,968
   Deferred gain on sale & lease back                 101,936           199,964
                                                  ------------      ------------
Total Long Term Liabilities                           445,858           842,932
                                                  ------------      ------------

Total Liabilities                                   4,860,816         3,795,486

STOCKHOLDERS' EQUITY
   Preferred stocks; $0.001 par value,
    20,000,000 shares authorized and 0
    share issued and outstanding                            -                 -
   Common stocks; $0.001 par value,
    100,000,000 shares authorized and
    15,812,391 and 15,652,557 shares
    issued and outstanding as of Dec.31, 2008
    and Dec. 31, 2007 respectively                     15,813            15,653
   Additional paid in capital                         424,967           347,347
   Statutory reserve                                   41,812            41,812
   Accumulated deficit/(Retained earnings)            (70,727)           61,079
   Accumulated other comprehensive income              76,389            43,174
                                                  ------------      ------------
Total Stockholders' Equity                            488,254           509,065
                                                  ------------      ------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY        $ 5,349,070       $ 4,304,551
                                                  ============      ============

The accompanying notes are an integral part of these consolidated financial statements.

                          TONGJI HEALTHCARE GROUP, INC.
      CONSOLIDATED STATEMENTS OF OPERATIONS AND OTHER COMPREHENSIVE INCOME
                       FOR THE TWELVE MONTH PERIODS ENDED
                           DECEMBER 31, 2008 AND 2007

                                            For The Twelve Month Periods Ended
                                                        December 31
                                           -------------------------------------
                                               2008                     2007
                                           ------------             ------------

PATIENT SERVICE REVENUE                    $ 2,604,579              $ 2,330,026

Cost of Revenue                              1,546,401                1,279,636
                                           ------------             ------------
GROSS PROFIT                                 1,058,178                1,050,390

OPERATING EXPENSES
Selling expenses                               331,622                  660,350
General and administrative expenses            264,231                  135,880
Depreciation expenses                          398,059                  168,300
                                           ------------             ------------
Total operating expenses                       993,912                  964,530
                                           ------------             ------------
INCOME FROM OPERATIONS                          64,266                   85,860

OTHER EXPENSE
Other expense                                   (5,121)                  (6,129)
Interest expense, net of income               (190,951)                 (20,090)
                                           ------------             ------------
Total Other Expense                           (196,072)                 (26,219)
                                           ------------             ------------

INCOME (LOSS) BEFORE INCOME TAXES             (131,806)                  59,641

Provision for Income Taxes                           -                  (10,002)
                                           ------------             ------------

NET INCOME (LOSS)                             (131,806)                  49,639

Foreign currency translation gain               33,214                   32,870
                                           ------------             ------------

COMPREHENSIVE INCOME (LOSS)                $   (98,591)             $    82,509
                                           ============             ============
NET INCOME (LOSS) PER BASIC AND
DILUTED SHARES                             $    (0.008)             $     0.003
                                           ============             ============
WEIGHTED AVERAGE NUMBER OF COMMON
SHARES OUTSTANDING                          15,759,550               15,652,557
                                           ============             ============


Weighted average number of shares for dilutive securities has not been taken since the effect of dilutive securities is anti-dilutive



The accompanying notes are an integral part of these consolidated financial statements.

                          TONJI HEALTHCARE GROUP, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
          FOR THE TWELVE MONTH PERIODS ENDED DECEMBER 31, 2008 AND 2007


                                                               2008           2007
                                                               ----           ----
Cash flows from operating activities:
 Net income (loss)                                       $  (131,806)   $    49,639
                                                         ------------   ------------
  Adjustments to reconcile net income (loss) to
   Net cash provided by operating activities:
    Depreciation and amortization                            398,059        168,300
    Allowance for doubtful accounts                            1,623         37,579
    Increase/(decrease)  in assets and liabilities:
     Accounts receivable                                      37,573        (32,337)
     Inventory                                                17,703        (45,913)
     Capital lease deposit                                         -       (143,945)
     Prepaid expense and other current assets               (144,451)         3,228
     Accounts payable and accrued expenses                   (49,769)       (38,234)
     Unearned revenue                                       (109,846)       292,263
     Other payables                                          166,621        107,122
                                                         ------------   ------------
           Total adjustment                                  317,513        348,063

Net Cash Provided By Operating Activities                    185,707        397,702
                                                         ------------   ------------
 Cash flows from investing activities:
  (Acquisitions) of fixed assets                             (43,148)       (42,973)
 Disposals of fixed assets                                       209        621,077
 Payments for construction and lease back                 (2,344,590)    (1,038,876)
 Decrease (increase) in due from related parties           1,381,765      1,007,937
                                                         ------------   ------------
Net Cash Provided by (Used in) Investing Activities       (1,005,764)       547,165
                                                         ------------   ------------
 Cash flows from financing activities:
  (Payment) proceeds of note payable                        (431,795)       395,010
  Issuance of stock                                           76,788              -
  Payments of capital lease                                 (308,037)       (22,348
  Due to related parties                                   1,521,113     (1,311,824)
                                                         ------------   ------------
Net Cash Provided by (Used in) Financing Activities          858,069       (939,162)
                                                         ------------   ------------
 Effects of foreign currency translation                         649          1,395
                                                         ------------   ------------
Net Increase (decrease) in Cash and Cash Equivalents          38,661          7,100

Cash and Cash Equivalents-Beginning of Period                 23,165         16,065
                                                         ------------   ------------
Cash and Cash Equivalents-Ending of Period               $    61,826    $    23,165
                                                         ============   ============

 Cash Paid During the Year for:
  Income taxes                                           $         -    $         -
                                                         ============   ============
  Interest paid                                          $   101,039    $    12,586
                                                         ============   ============


The accompanying notes are an integral part of these consolidated financial statements.

                          TONGJI HEALTHCARE GROUP, INC.
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
    FOR THE TWELVE MONTH PERIODS ENDED DECEMBER 31, 2008, 2007 AND 2006

                                                                                           Accumulated
                                                       Additional                             Other           Total
                               Number                   Paid In      Statutory   Retained  Comprehensive   Shareholders'
                             Of Shares   Common Stock   Capital       Reserve    Earning      Income          Equity
                             ---------   ------------  ----------    ---------   --------  -------------   -------------

Balance December 31, 2006   15,652,557     $  15,653   $ 347,347      $ 36,848   $ 16,404    $ 10,304        $ 426,556

Transfer of statutory
reserves                             -             -           -         4,964     (4,964)          -                -

Net income for the
year ended
December 31, 2007                    -             -           -             -     49,639      32,870           82,509
                            ----------        ------     -------        ------     ------     -------         --------
Balance December 31, 2007   15,652,557        15,653     347,347        41,812     61,079      43,174          509,065

Shares issued for cash         177,834           178      77,602                                                77,780

Shares cancelled               (18,000)          (18)        18                                                     0

Transfer of statutory
reserves                             -             -           -            -                      -                -

Net income for the
year ended
December 31, 2008                    -             -           -                 (131,806)     33,214          (98,591)
                           ------------  ------------  ----------   ----------  ---------    --------      -----------

Balance December 31, 2008   15,812,391   $    15,813   $ 424,967    $   41,812   $(70,727)   $ 76,389      $   488,254
                           ============  ============  ==========   ==========  =========    ========      ===========


The accompanying notes are an integral part of these consolidated financial statements.

                          TONGJI HEALTHCARE GROUP, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2008 AND 2007

NOTE 1- ORGANIZATION AND BASIS OF PRESENTATION

Nanning Tongji Hospital, Inc. ("NTH") was established in Nanning in the province of Guangxi of the Peoples Republic of China ("PRC") by the Nanning Tongji Medical Co. Ltd. and an individual on October 30, 2003.

NTH is an assigned hospital for medical insurance in City of Nanning and Guangxi Province. NTH contains specialties in the areas of internal medicine, surgery, gynecology, pediatrics, emergency medicine, ophthalmology, medical cosmetology, rehabilitation, dermatology, otolaryngology, traditional Chinese medicine, medical imaging, anesthesia, acupuncture, physical therapy, health examination, and prevention.

On December 19, 2006, the officers of NTH filed Articles of Incorporation in the State of Nevada which was approved on December 19, 2006 to create Tongji Healthcare Group, Inc. a Nevada corporation (the "Company") and also established Tongji, Inc., a Colorado corporation ("Tongji") a wholly owned subsidiary of the Company.

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

The Company records these translation adjustments as accumulated other comprehensive income (loss). Gains and losses from foreign currency transactions are included in other income (expense) in the results of operations. For the year ended December 31, 2008 and 2007, the Company recorded approximately $33,214 and $32,870 in transaction gains as a result of currency translation.

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

The Company has established a reserve for uncollectibles of $59,975 and $54,549 as of December 31, 2008 and December 31, 2007.

Prepaid expenses and other current assets

Prepaid expenses and other current assets consisted of the following as of December 31, 2008 and December 31, 2007:

                                 2008                  2007
                          -----------------      ----------------

Other receivable              $ 54,364               $   935
Advance to suppliers            38,486                31,844
Prepaid expenses                35,910                     0
                               -------               -------
Total                         $128,761               $32,779
                              ========               =======

Advertising Costs

The Company expenses the costs associated with advertising as incurred. Advertising expenses for the years ended December 3, 2008 and 2007 of $184,484 and $400,251, respectively are included in selling and promotional expenses in the statements of income. Advertising costs include marketing brochures and an advertising campaign to the public.

Impairment of Long-Lived Assets

Effective January 1, 2002, the Company adopted Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS 144"), which addresses financial accounting and reporting for the impairment or disposal of long-lived assets and supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," and the accounting and reporting provisions of APB Opinion No. 30, "Reporting the Results of Operations for a Disposal of a Segment of a Business." The Company periodically evaluates the carrying value of long-lived assets to be held and used in accordance with SFAS 144. SFAS 144 requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying amounts. In that event, a loss is recognized based on the amount by which the carrying amount exceeds the fair market value of the long-lived assets. Loss on long-lived assets to be disposed of is determined in a similar manner, except that fair market values are reduced for the cost of disposal. Based on its review, the Company believes that, as of December 31, 2008 and 2007 there were no significant impairments of its long-lived assets.

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

The Company has not granted any options or warrants during 2008 or 2007, and there are no options or warrants outstanding as of December 31, 2008 and December 31, 2007.

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

In addition, companies in the PRC are required to pay business taxes consisting of 5% of income they derive from providing medical treatment and city construction taxes, and educational taxes are based on 7% and 3% of the business taxes, and the Company had accrued these taxes for 2005. The Company has received notification that they are exempt from these taxes for the years ending 2006 through 2008.

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

NOTE 3- PROPERTY & EQUIPMENT

Property & equipment as of December 31, 2008 and 2007 comprised of following:

                                Estimated
                               Useful Lives
                                 (Years)              2008              2007
--------------------------------------------------------------------------------

Office equipment                   5-10          $     80,320   $    67,652
Medical equipment                     5             1,103,494       994,968
Fixtures                             10               106,353       103,172
Vehicles                              5                40,813        38,171
Construction in Progress                            3,544,097     1,081,640
                                                 -------------  ------------
                                                    4,875,077     2,285,603

Less: accumulated depreciation                       (551,632)     (136,802)
                                                 -------------  ------------
Property and equipment, net                      $  4,323,445   $ 2,148,801
                                                 =============  ============

Depreciation expense charged to operations was $398,059 and $168,300 for the years ended December 31, 2008 and 2007, respectively.

NOTE 4- INVENTORIES

Inventories consisted of the following as of December 31, 2008 and 2007:

                                         December 31, 2008    December 31,2007

      Western medicine                         $ 3,543              $141,082
      Traditional Chinese medicine             141,203                11,160
                                              ---------             ---------
                Total                         $144,746              $152,242
                                              =========             =========

NOTE 5 - MAJOR CUSTOMERS AND SUPPLIERS

The Company had two suppliers that accounted for 20% and 15% of purchase for the years ended December 31, 2008. Accounts payable from these major suppliers were $27,995 and $4,686 as of December 31, 2008.

The Company does not have any major customers for the years ended December 31, 2008 as the customers are mostly patients.

NOTE 6- CAPITAL LEASE OBLIGATIONS:

Lease Deposit

The lease deposits as of December 31, 2008 and 2007 were $153,903 and $143,945 respectively. It is due in November 2010.

Deferred Gain on Sale and Lease Back

The total gain on sale and lease back was $334,640. According to SFAS 13 "Accounting for Leases" this gain is deferred and amortized over the Lease term of 36 months. Accordingly, $109,846 and $8,350 were amortized for the years ended December 31, 2008 and 2007 respectively.

The deferred revenue outstanding as of December 31, 2008 and 2007 were as follows:

                                  2008                     2007
                           -----------------        -----------------

     Current                  $  111,547               $  104,329
     Long term                   101,936                  199,964
                              -----------              -----------
                              $  213,483               $  304,293
                              ===========              ===========

Capital Lease Obligations

In 2007, the Company leased various equipments under capital leases expiring in 2010. The assets and liabilities under capital leases are recorded at the lower of the present value of the minimum lease payments or the fair value of the asset. The assets are depreciated over the lesser of their related lease terms or their estimated productive lives. Depreciation of assets under capital leases was included in depreciation expense for the year ended December 31, 2008.

Aggregate minimum future lease payments under capital leases for next five years after December 31, 2008 are as follows:

            2009                        $392,098
            2010                         359,423
                                       ---------
                Total                   $751,521
                                       =========


Capital lease obligations represent the following at December 31, 2008 and 2007:

                                                   2008                2007
                                           -----------------   -----------------

Total minimum lease payments               $       751,521     $    1,069,623
Less : Interest expense relating
       to future periods                           (64,073)          (133,261)
                                           -----------------   -----------------
Present value of the minimum lease                 687,448            936,362
payments
Less: current portion                              343,526            293,394
                                           -----------------   -----------------
Non-current portion                        $       343,922     $      642,968
                                           =================   =================

Following is a summary of fixed assets held under capital leases at December 31, 2008 and 2007:

                                                  2008                 2007
                                           -----------------   -----------------

Medical Equipment                          $    1,026,017      $      959,630
Less: accumulated depreciation                   (376,977)            (27,959)
                                           -----------------   -----------------
Capital leased fixed assets, Net                  649,040             931,671

NOTE 7- OTHER PAYABLE

Other payable as of December 31, 2008 and 2007 consists of the following:

                                          2008                  2007
                                   -----------------    -----------------

          Advance from customers      $    5,397            $  17,325
          Welfare payable                 84,161               78,873
          Other payable                  261,941               65,152
                                       ---------           ----------
                 Total                  $351,499             $161,350
                                        ========             ========

NOTE 8- STOCKHOLDERS' EQUITY

Common Stock

As of December 31, 2008 and 2007, the Company has 100,000,000 shares of common stock authorized with a par value of $0.001.

During the period ended December 31, 2008, the company issued 177,834 shares for $77,780.and cancelled 18,000 previously issued shares issued in error.

The Company has not granted any options or warrants during 2008 or 2007, and there are no options or warrants outstanding as of December 31, 2008 and 2007.

Preferred Stock

As of December 31, 2008 and 2007, the Company has 20,000,000 shares of preferred stock authorized with a par value of $0.001. There are no shares issued and outstanding.

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

The Company has appropriated $0 and $4,964 as reserve for the statutory surplus reserve for the years ended December 31, 2008, and 2007.

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

Income tax for the years ended December 31, 2008 and 2007 is summarized as follows:

                                            2008         2007
                                        --------------------------

  U.S. Federal and State Current        $       -    $       -
  U.S. Federal and State Deferred               -            -
  PRC - Current                             7,916       26,694
                                        ------------  ------------
  PRC - Deferred                                -            -
                                        ------------  ------------
  Less: Valuation allowance                     -            -
                                        ------------  ------------
Income tax expense (benefit)            $   7,916     $  26,694
                                        ============  ============

A reconciliation of the effective income tax rate is as follows:

                                                2008           2007
                                                ----           ----

           Tax at U.S. Federal rate              34%            34%

           U.S. tax exemption                   (34)%          (34)%
                                                ----           ----
                                                  0%             0%
           PRC Tax rate                          25%            33%
           Valuation allowance                    -              -
           Current tax provision                 25%            33%

The Company does not have any significant deferred tax asset or liabilities in the PRC tax jurisdiction as of December 31, 2008.

NOTE 10- RELATED PARTY TRANSACTIONS

Due from/to Related Party

The Company has entered into agreements with Nanning Tongji Chain Pharmacy Co. Ltd. and Guangxi Tongji Medicine Co. Ltd. whereby the Company from time to time will advance amounts to assist them in their operations. The three companies have common major shareholders. The advanced amounts accrue interest at a rate of 6% per annum. The amount of receivable as of December 31, 2008 and 2007 were $268,815 and $1,516,026. Interest incomes for the years ended December 31, 2008 and 2007 were $54,048 and $23,685, respectively.

The Company has entered into an agreement with the Chairman and the shareholder of the Company whereby the Company from time to time will be advanced amounts to assist them in their operations. The advanced amounts accrue interest at a rate of 6% per annum. As of December 31, 2008 and 2007, $3,367,857, and $1,563,842
were payable to their Chairman, shareholder and Guangxi Tongji Medicine Co. Ltd. respectively. Interest expenses for the years ended December 31, 2008 and 2007 were $144,147 and $104,655, respectively.

Rental

The Company has entered into a lease agreement for their hospital with Guangxi Tongji Medicine Co. Ltd that expires December 2008. The Company renewed the lease for additional 5 years at monthly rate of $2,366 (RMB16,439). Based on the exchange rate at December 31, 2008, minimum future 5 years lease payments are as follows:

            2009                 $     28,393
            2010                       28,393
            2011                       28,393
            2012                       28,393
            2013                       28,393
                                -------------
                     Total         $  141,964
                                =============

                                   SIGNATURES

      In accordance with Section 13 or 15(a) of the Exchange Act, the Registrant has caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized on the 30th day of March 2009.

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

Signature                        Title                Date

/s/ Yun-hui Yu                  Director           March 30, 2009
--------------------------
Yun-hui Yu

/s/ Jing-xi Lv                  Director           March 30, 2009
--------------------------
Jing-xi Lv

/s/ Jia-lin Zhang               Director           March 30, 2009
--------------------------
Jia-lin Zhang

/s/ Lin Lin                     Director           March 30, 2009
--------------------------
Lin Lin

/s/ Xiang-wei Zeng              Director           March 30, 2009
--------------------------
Xiang-wei Zeng

                          TONGJI HEALTHCARE GROUP, INC.


                                    FORM 10-K

                                    EXHIBITS