Form 10-Q
period 2009-03-31
Tongji Healthcare Group, Inc.
filed 2009-05-15
CIK 1389518

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q
(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2009

[  ]  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
      OF 1934

                 For the transition period from _____ to _______

                          Commission File Number: None

                          TONGJI HEALTHCARE GROUP, INC.
                      ------------------------------------
             (Exact Name of Registrant as Specified in its Charter)

                      Nevada                             None
         -------------------------------          -------------------
         (State or other jurisdiction of           (I.R.S. Employer
          incorporation or organization)          Identification No.)

                                No. 5 Beiji Road
                             Nanning, Guangxi, China
                     -------------------------------------
               (Address of Principal Executive Offices) (Zip Code)

       Registrant's telephone number including area code: 0086-771-2020000

                                       N/A
     ----------------------------------------------------------------------
         Former name, former address, and former fiscal year, if changed since last report

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for
the past 90 days. Yes [X]   No [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of "large accelerated filer", "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Larger accelerated filer [  ]       Accelerated filer [  ]
Non-accelerated filer [  ]          Smaller reporting company [X]

Indicate by check mark whether registrant is a shell company (as defined in Rule
12b-2 of the Exchange Act).   Yes [  ]    No [X]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 15,812,391 shares outstanding as of May 12, 2009.

                          TONGJI HEALTHCARE GROUP, INC.
                           CONSOLIDATED BALANCE SHEETS
                   AS OF MARCH 31, 2009 AND DECEMBER 31, 2008
                                   (UNAUDITED)

                                             March 31, 2009    December 31, 2008
                                             --------------    -----------------

                            ASSETS
Current Assets
 Cash and cash equivalents                    $     62,709      $     61,826
 Accounts receivable,  net                         261,089           267,574
 Due from related parties                           54,855           268,815
 Medicine supplies                                  89,173           144,746
 Prepaid expenses and other current assets         129,001           128,761
                                              -------------     -------------
Total Current Assets                               596,827           871,722

Property, Plant and Equipment, net               4,450,953         4,323,445

Capital Lease Deposit                              153,383           153,903
                                              -------------     -------------
TOTAL ASSETS                                  $  5,201,163      $  5,349,070
                                              =============     =============

                      LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities
 Accounts payable and accrued expenses        $    310,240      $    240,528
 Due to related parties                          3,678,015         3,367,857
 Other payable                                     196,435           351,499
 Deferred gain on sale & lease back                111,170           111,547
 Capital lease obiligation-short term              350,233           343,527
                                              -------------     -------------
Total Current Liabilities                        4,646,093         4,414,958

Long Term Liabilities
 Capital lease obligation                          252,198           343,922
 Deferred gain on sale & lease back                 73,799           101,936
                                              -------------     -------------
Total Long Term Liabilities                        325,997           445,858
                                              -------------     -------------
Total Liabilities                                4,972,090         4,860,816

STOCKHOLDERS' EQUITY
Preferred stocks; $0.001 par value,
 20,000,000 shares authorized and 0
 share issued and outstanding                            -                 -
Common stocks; $0.001 par value, 100,000,000
 shares authorized and 15,812,391 and
 15,812,391  shares issued and outstanding
 as of March 31, 2009 and December 31, 2008         15,813            15,813
   Additional paid in capital                      424,967           424,967
   Statutory reserve                                41,812            41,812
   Accumulated Deficit                            (328,223)          (70,727)
   Accumulated other comprehensive income           74,704            76,389
                                              -------------     -------------
Total Stockholders' Equity                         229,073           488,254
                                              -------------     -------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY    $  5,201,163      $  5,349,070
                                              =============     =============

The accompanying notes are an integral part of these unaudited consolidated financial statements.

                          TONGJI HEALTHCARE GROUP, INC.
      CONSOLIDATED STATEMENTS OF OPERATIONS AND OTHER COMPREHENSIVE INCOME
           FOR THE THEREE MONTH PERIODS ENDED MARCH 31, 2009 AND 2008
                                   (UNAUDITED)

                                                    2009              2008
                                               --------------    --------------

OPERATING REVENUE:
  Patient service revenues                       $   156,352      $  284,558
  Other operating revenues                           269,042         298,551
                                                 ------------     -----------
       Total operating revenue                       425,393         583,109
                                                 ------------     -----------
OPERATING EXPENSES:
  Selling, General and administrative expenses       280,355         240,581
  Medicine and supplies                              243,567         299,788
  Depreciation expenses                               97,254          93,236
                                                 ------------     -----------
       Total operating expenses                      621,175         633,605
                                                 ------------     -----------
LOSS FROM OPERATIONS                                (195,782)        (50,496)

OTHER INCOME (EXPENSE)

Other income, net of expense                             768             957
Interest expense, net of income                      (62,482)        (85,573)
                                                 ------------     -----------
Total Other Expense                                  (61,714)        (84,616)
                                                 ------------     -----------
NET LOSS                                            (257,496)       (135,112)
                                                 ------------     -----------
Foreign currency translation gain(loss)               (1,684)         17,675
                                                 ------------     -----------

COMPREHENSIVE INCOME (LOSS)                      $  (259,180)     $ (117,437)
                                                 ============     ===========
NET INCOME (LOSS) PER BASIC AND DILUTED SHARES   $    (0.016)     $   (0.009)
                                                 ============     ===========
WEIGHTED AVERAGE NUMBER OF COMMON SHARES
 OUTSTANDING                                      15,812,391      15,652,557
                                                 ============     ===========

The accompanying notes are an integral part of these unaudited consolidated financial statements.

                          TONJI HEALTHCARE GROUP, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
            FOR THE THREE MONTH PERIODS ENDED MARCH 31, 2009 AND 2008
                                   (UNAUDITED)

                                                     2009              2008
                                                --------------    --------------
Cash flows from operating activities:
 Net income (loss)                              $    (257,496)    $    (135,112)
 Adjustments to reconcile net income (loss) to
  Net cash provided by operating activities:
   Depreciation and amortization                       97,254            93,236
   Allowance for doubtful accounts                     37,076                 -
   Increase/(decrease) in assets and liabilities:
    Accounts receivable                                 5,581            50,492
    Medicine supplies                                  55,077            75,589
    Prepaid expense and other current assets          (37,751)           29,063
    Accounts payable and accrued expenses             111,386            36,577
    Unearned revenue                                  (27,789)          (26,576)
    Other payables                                   (144,817)            7,732
                                                --------------    --------------
                   Total adjustment                    96,018           266,113
                                                --------------    --------------
 Net Cash Provided By (Used in) Operating
 Activities                                          (161,478)          131,001
                                                --------------    --------------
 Cash flows from investing activities:
  (Acquisitions) of fixed assets                       (3,359)           (1,840)
  Disposals of fixed assets                             7,303                 -
  Payments for construction and lease back           (243,274)       (1,599,385)
  Due from related parties                            213,022           609,109
                                                --------------    --------------
 Net Cash Used in Investing Activities                (26,309)         (992,116)
                                                --------------    --------------
 Cash flows from financing activities:
  Payments of capital lease                           (82,686)          (72,252)
  Due to related parties                              271,564           980,830
                                                --------------    --------------
 Net Cash Provided by Financing Activities            188,878           908,578
                                                --------------    --------------
 Effects of foreign currency translation                 (208)            1,929
                                                --------------    --------------
 Net Increase (decrease) in Cash and Cash
 Equivalents                                              883            49,392

 Cash and Cash Equivalents-Beginning of Period         61,826            23,165
                                                --------------    --------------
 Cash and Cash Equivalents-Ending of Period     $      62,709     $      72,557
                                                ==============    ==============

 Cash Paid During the Year for:
  Income taxes                                  $           -     $           -
                                                ==============    ==============
  Interest paid                                 $      62,498     $     155,818
                                                ==============    ==============



The accompanying notes are an integral part of these unaudited consolidated financial statements.

                          TONGJI HEALTHCARE GROUP, INC.
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
           FOR THE THEREE MONTH PERIODS ENDED MARCH 31, 2009 AND 2008
                                   (UNAUDITED)

                                                               Additional                              Accumulated     Other Total
                                 Number                          Paid In      Statutory     Retained  Comprehensive    Shareholders'
                                 Of Shares     Common Stock      Capital       Reserve      Earning       Income          Equity
                                 ---------     ------------    ----------     ---------     --------  -------------    -------------

Balance December 31, 2006       15,652,557     $  15,653      $  347,347    $    36,848   $   16,404   $   10,304      $   426,556

Transfer of statutory
reserves                                 -             -               -          4,964       (4,964)           -                -

Net income for the year
ended December 31, 2007                  -             -               -              -       49,639       32,870           82,509
                               ------------  ------------    ------------   ------------ ------------ ------------     ------------
Balance December 31, 2007       15,652,557        15,653         347,347         41,812       61,079       43,174          509,065

Shares issued for cash             177,834           178          77,602                                                    77,780

Shares cancelled                   (18,000)          (18)             18              -            -            -                -

Transfer of statutory
reserves                                 -             -               -              -            -            -                -

Net income for the year
ended December 31, 2008                  -             -               -                    (131,806)      33,214          (98,592)
                               ------------  ------------    ------------   ------------ ------------ ------------     ------------
Balance December 31, 2008       15,812,391        15,813         424,967         41,812      (70,727)      76,388          488,253

Net income for the three
month ended March 31, 2009                                                                  (257,496)      (1,684)        (259,180)
                               ------------  ------------    ------------   ------------ ------------ ------------     ------------
Balance March 31, 2009          15,812,391   $    15,813     $   424,967    $    41,812  $  (328,223) $    74,704      $   229,073
                               ============  ============    ============   ============ ============ ============     ============

                          TONGJI HEALTHCARE GROUP, INC.

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2009


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

                          TONGJI HEALTHCARE GROUP, INC.

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2009

As the Company maintains a facility with an excess of 100 beds, they must have their license renewed at least every three years. The Company is also obligated to provide free service or dispatch their physicians or employees for public assistance. The Company has a very small percentage of their service for this area.

NOTE 2- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accompanying unaudited financial statements of the Company have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the interim periods are not necessarily indicative of the results for any future period. These statements should be read in conjunction with the Company's audited financial statements and notes thereto for the fiscal year ended December 31, 2008. The results of the three month period ended March 31, 2009 are not necessarily indicative of the results to be expected for the full fiscal year ending December 31, 2009.

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

                          TONGJI HEALTHCARE GROUP, INC.

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2009

through authorized institutions. No representation is made that the RMB amounts could have been, or could be, converted into US dollar at the rates used in translation.

The Company records these translation adjustments as accumulated other comprehensive income (loss). Gains and losses from foreign currency transactions are included in other income (expense) in the results of operations. For the three month period ended March 31, 2009 and 2008, the Company recorded approximately $(1,684) and $17,675 in transaction gains(loss) as a result of currency translation.

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

                          TONGJI HEALTHCARE GROUP, INC.

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2009

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

The Company has established a reserve for uncollectibles of $59,773 and $59,975 as of March 31, 2009 and December 31, 2008.

Prepaid expenses and other current assets

Prepaid expenses and other current assets consisted of the following as of March 31, 2009 and December 31, 2008:

                                    March 31, 2009     December 31,2008

       Other receivable                $ 19,950                 $ 54,364
       Advance to suppliers               1,480                   38,486
       Prepaid expenses                 107,571                   35,910
                                      ---------               ----------
              Total                    $129,001                 $128,761
                                      =========               ==========

Prepaid expenses include amounts paid for the business plan and design fees for the construction of the Company's new hospital.

Advertising Costs

The Company expenses the costs associated with advertising as incurred. Advertising expenses for the three month periods ended March 31, 2009 and 2008 of $3,244 and $89,131, respectively are included in selling and promotional expenses in the statements of income. Advertising costs include marketing brochures and an advertising campaign to the public.

Impairment of Long-Lived Assets

Effective January 1, 2002, the Company adopted Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS 144"), which addresses financial accounting and reporting for the impairment or disposal of long-lived assets and supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," and the accounting and reporting provisions of APB Opinion No. 30, "Reporting the Results of Operations for a Disposal of a Segment of a Business." The Company periodically evaluates the carrying value of long-lived assets to be held and used in accordance with SFAS 144. SFAS 144 requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying amounts. In that event, a loss is recognized based on the amount by which the carrying

                          TONGJI HEALTHCARE GROUP, INC.

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2009

amount exceeds the fair market value of the long-lived assets. Loss on long-lived assets to be disposed of is determined in a similar manner, except that fair market values are reduced for the cost of disposal. Based on its review, the Company believes that, as of March 31, 2009 and December 31, 2008 there were no significant impairments of its long-lived assets.

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

The Company has not granted any options or warrants during 2009 or 2008, and there are no options or warrants outstanding as of March 31, 2009 and December 31, 2008.

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

                          TONGJI HEALTHCARE GROUP, INC.

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2009

In addition, companies in the PRC are required to pay business taxes consisting of 5% of income they derive from providing medical treatment and city construction taxes, and educational taxes are based on 7% and 3% of the business taxes, and the Company had accrued these taxes for 2005. Although the Company received notification that it was exempt from these taxes for the years ending 2006 through 2008, the Company is required to pay these taxes in 2009 and in subsequent years.

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

Recent Accounting Pronouncements

In December 2007, the FASB issued SFAS No. 160, "Noncontrolling Interests in Consolidated Financial Statements". This Statement amends ARB 51 to establish accounting and reporting standards for the noncontrolling (minority) interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. SFAS No. 160 is effective for the Company's fiscal year beginning January 1, 2009. Management does not believe this pronouncement will have a material effect on the Company's financial statements.

In December 2007, the FASB issued SFAS No. 141(R), "Business Combinations". This Statement replaces SFAS No. 141, Business Combinations. This Statement retains the fundamental requirements in Statement 141 that the acquisition method of accounting (which Statement 141 called the purchase method) be used for all business combinations and for an acquirer to be identified for each business combination. This Statement also establishes principles and requirements for how the acquirer: a) recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree; b) recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase and c) determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. SFAS No. 141(R) will apply prospectively to business combinations for which the acquisition date is on or after Company's fiscal year beginning January 1, 2009. The Company will be required to expense costs related to any acquisitions after

                          TONGJI HEALTHCARE GROUP, INC.

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2009

December 31, 2008. Management does not believe this pronouncement will have a material effect on the Company's financial statements.

In May of 2008, the FSAB issued SFASB No.162, The Hierarchy of Generally Accepted Accounting Principles. The pronouncement mandates the GAAP hierarchy reside in the accounting literature as opposed to the audit literature. This has the practical impact of elevating FASB Statements of Financial Accounting Concepts in the GAAP hierarchy. This pronouncement will become effective 60 days following SEC approval. The Company does not believe this pronouncement will impact its financial statements.

NOTE 3- PROPERTY & EQUIPMENT

Property & equipment as of March 31, 2009 and December 31, 2008 comprised of following:

                                 Estimated      March 31,       December 31,
                               Useful Lives        2009             2008
                               ------------     ----------      ------------

                                   (Years)

       Office equipment               5-10     $  72,746     $     80,320
       Medical equipment               5       1,103,131        1,103,494
       Fixtures                        10        105,994          106,353
       Vehicles                        5          40,674           40,813
       Construction in Progress                3,775,447        3,544,097
                                               ---------        ---------
                                              $5,097,992       $4,875,077

       Less: accumulated depreciation           (647,039)        (551,632)
                                               ----------      ----------

       Property and equipment, net            $4,450,953       $4,323,445
                                              ==========       ==========

Depreciation expense charged to operations was $97,254 and $93,236 for the three month periods ended March 31, 2009 and 2008, respectively.

NOTE 4- MEDICINE SUPPLIES

Medicine supplies consisted of the following as of March 31, 2009 and December 31, 2008, 2007:

                                            March 31, 2009    December 31, 2008
                                            --------------    -----------------

      Western medicine                          $68,061             $    3,543
      Traditional Chinese medicine               21,112                141,203
                                               --------              ---------
           Total                                $89,173               $144,746
                                                =======               ========

                          TONGJI HEALTHCARE GROUP, INC.

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2009

NOTE 5 - MAJOR CUSTOMERS AND SUPPLIERS

The Company had three suppliers that accounted for 55%, 14% and 12% of purchase for the three month periods ended March 31, 2009. Accounts payable from these major suppliers were $0, $21,923 and $29,279 as of March 31, 2009.

The Company does not have any major customers for the three month periods ended March 31, 2009 as the customers are mostly patients.

NOTE 6- CAPITAL LEASE OBLIGATIONS:

Lease Deposit

The lease deposit as of March 31, 2009 and December 31, 2008 and were $153,383 and $153,903 respectively. It is due in November 2010.

Deferred Gain on Sale and Lease Back

The total gain on sale and lease back was $333,510. According to SFAS 13 "Accounting for Leases" this gain is deferred and amortized over the Lease term of 36 months. Accordingly, $27,786 and $26,576 were amortized for the three month periods ended March 31, 2009 and 2008 respectively.

The deferred revenue outstanding as of March 31, 2009 and December 31, 2008 were as follows:

                                   March 31, 2009       December 31, 2008
                                   -------------        -----------------

            Current                  $ 111,170              $ 111,547
            Long term                   73,799                101,936
                                   -----------             ----------
                                     $ 184,969              $ 213,483
                                     =========              =========


Capital Lease Obligations

In 2007, the Company leased various equipments under capital leases expiring in 2010. The assets and liabilities under capital leases are recorded at the lower of the present value of the minimum lease payments or the fair value of the asset. The assets are depreciated over the lesser of their related lease terms or their estimated productive lives. Depreciation of assets under capital leases was included in depreciation expense for the three month periods ended March 31, 2009.

Aggregate minimum future lease payments under capital leases for next five years after March 31, 2009 are as follows:

                          TONGJI HEALTHCARE GROUP, INC.

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2009


                2009                         $  390,775
                2010                            260,517
                Total                        $  651,292
                                             ===========

Capital lease obligations represent the following at March 31, 2009 and December 31, 2008:

                                              March 31, 2009   December 31, 2008
                                              --------------   -----------------

Total minimum lease payments                    $  651,292        $  751,521
   Less : Interest expense relating to
    future periods                                 (48,861)          (64,073)
                                                -----------       -----------
Present value of the minimum lease payments        602,431           687,448
   Less: current portion                           350,233          (343,526)
                                                -----------       -----------
Non-current portion                             $  252,198        $  343,922
                                                ===========       ===========

Following is a summary of fixed assets held under capital leases at March 31, 2009 and December 31, 2008:

                                              March 31, 2009   December 31, 2008
                                              --------------   -----------------

   Medical Equipment                            $ 1,022,555      $1,026,017
      Less: accumulated depreciation               (462,401)       (376,977)
                                                ------------     -----------
   Capital leased fixed assets, Net             $   560,154      $  649,040
                                                ============     ===========

NOTE 7- OTHER PAYABLE

Other payable as of March 31, 2009 and December 31, 2008 consists of the following:


                                           March 31, 2009  December 31, 2008

         Advance from customers              $   6,467         $   5,397
         Welfare payable                        81,448            84,161
         Other payable                         108,520           261,941
                                             ---------         ----------
         Total                               $ 196,435         $ 351,499
                                             =========         ==========

                          TONGJI HEALTHCARE GROUP, INC.

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2009

NOTE 8- STOCKHOLDERS' EQUITY

Common Stock

As of March 31, 2009 and December 31, 2008, the Company has 100,000,000 shares of common stock authorized with a par value of $0.001.

During the period ended December 31, 2008, the Company issued 177,834 shares for $77,780.and cancelled 18,000 previously issued shares issued in error. The Company did not issue any shares during the three month period ended March 31, 2009.

The Company has not granted any options or warrants during 2009 or 2008, and there are no options or warrants outstanding as of March 31, 2009 and December 31, 2008.

Preferred Stock

As of March 31, 2009 and December 31, 2008, the Company had 20,000,000 shares of preferred stock authorized with a par value of $0.001. As of March 31, 2009 no preferred shares were outstanding.

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

                          TONGJI HEALTHCARE GROUP, INC.

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2009

The Company did not appropriate reserve for the statutory surplus reserve for the three month periods ended March 31, 2009, and 2008.

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

Income tax for the three month period ended March 31, 2009 and 2008 is summarized as follows:

                                                    2009           2008
                                                -----------    -----------

  U.S. Federal and State Current                $       --     $       --
  U.S. Federal and State Deferred                       --             --

  PRC - Current                                         --             --
                                                -----------    -----------
  PRC - Deferred                                        --         46,000
                                                -----------    -----------
   Less: Valuation allowance                            --        (46,000)
                                                -----------    -----------
Income tax expense (benefit)                    $       --     $       --
                                                ===========    ===========

A reconciliation of the effective income tax rate is as follows:

                                                    2009           2008
                                                 ----------     ----------

              Tax at U.S. Federal rate               34%            34%

              U.S. tax exemption                    (34)%           (34)%
                                                  -------          ------
                                                      0%              0%
              PRC Tax rate                           25%             25%
              Valuation allowance                   (25)%           (25)%
                                                  -------          ------
              Current tax provision                   0%              0%

The Company does not have any significant deferred tax asset or liabilities in the PRC tax jurisdiction as of March 31,2009.

                          TONGJI HEALTHCARE GROUP, INC.

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2009

NOTE 10- RELATED PARTY TRANSACTIONS

Due from/to Related Parties

The Company has entered into agreements with Nanning Tongji Chain Pharmacy Co. Ltd. and Guangxi Tongji Medicine Co. Ltd. whereby the Company from time to time will advance amounts to assist them in their operations. The three companies have common major shareholders. The advanced amounts accrue interest at a rate of 6% per annum. The amount of receivable as of March 31, 2009 and December 31, 2008 were $54,855 and $268,815. Interest income for the three months ended March 31, 2009 and 2008 was $0 and $13,253, respectively.

The Company has entered into an agreement with the Chairman and the shareholder of the Company whereby the Company from time to time will be advanced amounts to assist them in their operations. The advanced amounts accrue interest at a rate of 6% per annum. As of March 31, 2009 and December 31, 2008, $3,678,015, and $3,367,857 were payable to their Chairman, shareholder and Guangxi Tongji Medicine Co. Ltd. respectively. Interest expenses for the three month periods ended March 31, 2009 and 2008 were $49,913 and $41,338, respectively.

Rental

The Company has entered into a lease agreement for their hospital with Guangxi Tongji Medicine Co. Ltd that expires December 2008. The Company renewed the lease for additional 5 years at monthly rate of $2,366 (RMB16,439). Based on the exchange rate at March 31, 2009, minimum future 5 years lease payments are as follows:

                         2010                  $  28,812
                         2011                     28,812
                         2012                     28,812
                         2013                     28,812
                                               ----------
                         Total                 $ 115,249
                                               ==========

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operation

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

Results of Operation
--------------------

      Material changes of items in our Statement of Operations for the three months ended March 31, 2009, as compared to the three months ended March 31, 2007, are discussed below.

      Patient Service Revenue: The decrease in revenues was primarily the result of road construction near our hospital which reduced patient visits.

      Gross profit: The decline in our gross profit percentage during the three months ended March 31, 2009 was the primary result of salary being recorded as cost of revenue for three months ended March 31, 2009 as opposed to being recorded as selling expenses for the three months ended March 31, 2008. An increase in the cost of drugs also contributed to the decrease in our gross profit percentage.

      Operating Expenses: Selling expenses declined during the three months ended March 31, 2009 primarily due to the fact that legal and accounting fees were recorded in this category in 2008, as opposed to being recorded as general and administrative expenses. General and administrative expenses increased since legal and accounting expenses were recorded in this category during the three months ended March 31, 2009 as opposed to being recorded as selling expenses in 2008. An increase in our reserves for bad debts during the period also contributed to the increase.

Trends, Events and Uncertainties

      The China Ministry of Health, as well as other related agencies, have proposed changes to the prices we can charge for medical services, drugs and medications. We cannot predict the impact of these proposed changes since the changes are not fully defined and we do not know whether those proposed changes will ever be implemented or when they may take effect.
      In accordance with the relevant laws and regulations of PRC our income tax rate is typically be 33%.

      We are required to pay a tax of 5% of the income derived from providing medical treatment plus city construction and educational taxes equal to 7% and 3% respectively, of the business tax. We were exempt from these taxes in 2008.

      We are building a new 600-bed hospital in Nanning, China. We expect the new hospital to be completed by January 2011. The hospital is being built by Guangxi Construction Engineering Group Corporation and, when completed, will be leased by us for a twenty-year term. The lease payment will be $381,000 during the first year of the lease. The annual lease payments will gradually increase each year such that, during the final year of the lease, our lease payments will be $801,783, based upon current exchange rates. Our agreement with Langdong 8th Group requires us to make payments of approximately $5,600,000 to Langdong 8th Group during the construction phase. As of March 31, 2009 we had paid $3,775,447 towards this amount.

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

Liquidity and Capital Resources
-------------------------------

      The following shows our material sources and (uses) of cash during the periods presented:
                                                   Three Months Ended March 31,
                                                       2009         2008

     Cash (used in) provided by operations        $(161,478)     $131,003
     Purchase of medical equipment                   (3,359)       (1,840)
     Sale of equipment                                7,303            --
     Construction of new hospital                  (243,274)   (1,599,385)
     Net advances from related parties              484,586     1,589,939
     Capital lease payments                         (82,686)      (72,252)
     Other                                             (208)        1,929


Future payments due on our material contractual obligations as of March 31, 2009 are as follows:


Item                           Total      2009        2010       2011       2012      2013   Thereafter
----                           -----      ----        ----       ----       ----      ----   ----------

Medical Building Lease    $  113,572    $   --    $ 28,393   $ 28,393   $ 28,393  $ 28,393    $    --
Capital Leases            $  336,167    $   --    $336,167         --         --        --    $    --
Lease on New Hospital     $1,187,248    $   --          --   $381,092   $395,749  $410,407    $    --

      Except as shown above, as of March 31, 2009 we did not have any material capital requirements.

      A receivable is recorded as a bad debt and is written off if it is more than 90 days old and we consider it to be uncollectable. During the three months ended March 31, 2009 and the years ended December 31, 2008 and 2007 we did not write off any bad debts.

      Income from our operations has been, and is expected to be in the future, our primary source of cash.

      We do not have any off-balance sheet items reasonably likely to have a material effect on our financial condition.

Item 4.  Controls and Procedures.

      (a) Tongji maintains a system of controls and procedures designed to ensure that information required to be disclosed in reports filed or submitted under the Securities Exchange Act of 1934, as amended ("1934 Act"), is recorded, processed, summarized and reported, within time periods specified in the SEC's rules and forms and to ensure that information required to be disclosed by Tongji in the reports that it files or submits under the 1934 Act, is accumulated and communicated to Tongji's management, including its Principal Executive Officer and Principal Financial Officer, as appropriate to allow timely decisions regarding required disclosure. As of March 31, 2009, Tongji's Principal Executive Officer and Principal Financial Officer evaluated the effectiveness of the design and operation of Tongji's disclosure controls and procedures. Based on that evaluation, the Principal Executive Officer and Principal Financial Officer concluded that Tongji's disclosure controls and procedures were effective.

      (b) Changes in Internal Controls. There were no changes in Tongji's internal control over financial reporting during the quarter ended March 31, 2009, that materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

                                     PART II
Item 6.  Exhibits

Exhibits

  31.1  Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

  31.2  Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

  32    Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

                                   SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                         TONGJI HEALTHCARE GROUP, INC.


May 13, 2009                         By:  /s/ Yun-hui Yu
                                         ------------------------------------
                                         Yun-hui Yu, Principal Executive Officer


May 13, 2009                         By:  /s/ Wei-dong Huang
                                         ------------------------------------
                                         Wei-dong Huang, Principal Financial and
                                         Accounting Officer