Form 10-Q
period 2009-06-30
Tongji Healthcare Group, Inc.
filed 2009-08-14
CIK 1389518

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q
(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                        For the quarterly period ended June 30, 2009

[  ]  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
      OF 1934

                 For the transition period from _____ to _______

                          Commission File Number: None

                          TONGJI HEALTHCARE GROUP, INC.
                ------------------------------------------------
             (Exact Name of Registrant as Specified in its Charter)

           Nevada                                None
-------------------------------           -------------------
(State or other jurisdiction of            (I.R.S. Employer
 incorporation or organization)           Identification No.)

                                No. 5 Beiji Road
                             Nanning, Guangxi, China
                      ------------------------------------
               (Address of Principal Executive Offices) (Zip Code)

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 15,812,391 shares outstanding as of August 10, 2009.

                          TONGJI HEALTHCARE GROUP, INC.
                           CONSOLIDATED BALANCE SHEETS
                    AS OF JUNE 30, 2009 AND DECEMBER 31, 2008
                                   (UNAUDITED)

                                               June 30, 2009   December 31, 2008
                                               -------------   -----------------

                             ASSETS
Current Assets
 Cash and cash equivalents                     $    35,057       $    61,826
 Accounts receivable,  net                         257,717           267,574
 Due from related parties                           54,861           268,815
 Medicine supplies                                  93,249           144,746
 Prepaid expenses and other current assets          90,702           128,761
                                               ------------      ------------
Total Current Assets                               531,586           871,722

Property, Plant and Equipment, net               4,689,911         4,323,445

Capital Lease Deposit                              153,401           153,903
                                               ------------      ------------
TOTAL ASSETS                                   $ 5,374,898       $ 5,349,070
                                               ============      ============

                      LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities
 Accounts payable and accrued expenses         $   428,898       $   240,528
 Due to related parties                          3,920,536         3,367,857
 Other payable                                     195,260           351,499
 Deferred gain on sale & lease back                111,183           111,547
 Capital lease obligation-short term               358,321           343,527
                                               ------------      ------------
Total Current Liabilities                        5,014,198         4,414,958

Long Term Liabilities
 Capital lease obligation                          159,572           343,922
 Deferred gain on sale & lease back                 46,012           101,936
                                               ------------      ------------
Total Long Term Liabilities                        205,584           445,858
                                               ------------      ------------

Total Liabilities                                5,219,782         4,860,816

STOCKHOLDERS' EQUITY
 Preferred stocks; $0.001 par value,
  20,000,000 shares authorized and 0
  share issued and outstanding                           -                 -
 Common stocks; $0.001 par value,
  100,000,000 shares authorized and
  15,812,391 and 15,812,391  shares
  issued and outstanding as of June 30, 2009
  and December 31, 2008 respectively                15,813            15,813
 Additional paid in capital                        424,967           424,967
 Statutory reserve                                  41,812            41,812
 Accumulated Deficit                              (402,351)          (70,727)
 Accumulated other comprehensive income             74,874            76,389
                                               ------------      ------------

Total Stockholders' Equity                         155,116           488,254
                                               ------------      ------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY     $ 5,374,898       $ 5,349,070
                                               ============      ============

The accompanying notes are an integral part of these unaudited consolidated financial statements.

                          TONGJI HEALTHCARE GROUP, INC.
      CONSOLIDATED STATEMENTS OF OPERATIONS AND OTHER COMPREHENSIVE INCOME
        FOR THE THREE AND SIX MONTH PERIODS ENDED JUNE 30, 2009 AND 2008
                                   (UNAUDITED)


                                      For the three month          For the six month
                                         periods ended               periods ended
                                            June 30,                   June 30,
                                       2009         2008         2009            2008
                                     --------     --------     --------        --------

OPERATING REVENUE
    Patient service revenue        $  160,038    $  443,441   $  316,390     $  560,892
    Other operating revenue           283,068       268,759      552,110        734,417
                                   -----------   -----------  -----------    -----------
    Total operating revenue           443,106       712,200      868,500      1,295,309

OPERATING EXPENSES
    Selling, general and
     adminstrative expenses           154,498       205,104      434,853        445,685
    Medicine and supplies             219,071       268,759      462,638        568,547
    Depreciation expenses              81,392        96,879      178,646        190,115
                                   -----------   -----------  -----------    -----------
    Total operating expenses          454,961       570,742    1,076,137      1,204,347
                                   -----------   -----------  -----------    -----------

INCOME (LOSS) FROM OPERATIONS         (11,854)      141,459     (207,636)        90,962

OTHER INCOME (EXPENSE)

    Other income (expense)              1,457        (1,755)       2,225           (798)
    Interest expense, net of income   (63,730)       (5,340)    (126,212)       (90,912)
                                   -----------   -----------  -----------    -----------
        Total Other Expense           (62,273)       (7,095)    (123,987)       (91,710)
                                   -----------   -----------  -----------    -----------
NET INCOME (LOSS)                     (74,128)      134,364     (331,624)          (748)
                                   -----------   -----------  -----------    -----------
Foreign currency translation
 gain (loss)                              170        14,616       (1,514)        32,291
                                   -----------   -----------  -----------    -----------
COMPREHENSIVE INCOME (LOSS)        $  (73,957)   $  148,980   $ (333,137)    $   31,543
                                   ===========   ===========  ===========    ===========
NET INCOME (LOSS) PER BASIC
AND DILUTED SHARES                 $   (0.005)   $    0.009   $   (0.021)    $   (0.000)
                                   ===========   ===========  ===========    ===========
WEIGHTED AVERAGE NUMBER OF
COMMON SHARES OUTSTANDING          15,812,391    15,759,698   15,812,391     15,706,128
                                   ===========   ===========  ===========    ===========


The accompanying notes are an integral part of these unaudited consolidated financial statements.

                          TONJI HEALTHCARE GROUP, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
             FOR THE SIX MONTH PERIODS ENDED JUNE 30, 2009 AND 2008
                                   (UNAUDITED)

                                                          2009           2008
                                                        --------       --------
Cash flows from operating activities:
  Net loss                                           $  (331,624)    $     (748)
  Adjustments to reconcile net loss to
  Net cash provided by (used in) operating
  activities:
   Depreciation and amortization                         178,646        190,115
   Allowance for doubtful accounts                        42,165              -
   Increase/(decrease) in assets and liabilities:
     Accounts receivable                                   8,987        (52,171)
     Inventory                                            51,038         59,318
     Prepaid expense and other current assets             (4,517)      (103,589)
     Accounts payable and accrued expenses               180,244        (14,672)
     Unearned revenue                                    (55,604)       (53,921)
     Other payables                                     (146,177)        58,282
                                                     ------------   ------------
                   Total adjustment                      124,782         83,362
                                                     ------------   ------------
Net Cash Provided By (Used in) Operating Activities     (206,842)        82,614
                                                     ------------   ------------
Cash flows from investing activities:
  (Acquisitions) of fixed assets                          (9,046)        (2,391)
  Disposals of fixed assets                                7,306              -
  Payments for construction and lease back              (427,545)    (1,797,416)
  Due from related parties                               213,127        690,731
                                                     ------------   ------------
Net Cash Used in Investing Activities                   (216,158)    (1,109,076)
                                                     ------------   ------------
Cash flows from financing activities:
  Payments of capital lease                             (167,354)      (148,369)
  Due to related parties                                 563,781      1,210,109
                                                     ------------   ------------

Net Cash Provided by Financing Activities                396,426      1,061,740
                                                     ------------   ------------
Effects of foreign currency translation                     (195)         2,486
                                                     ------------   ------------
Net Increase (decrease) in Cash and Cash Equivalents     (26,769)        37,764

Cash and Cash Equivalents-Beginning of Period             61,826         23,165
                                                     ------------   ------------
Cash and Cash Equivalents-Ending of Period           $    35,057    $    60,929
                                                     ============   ============
Cash Paid During the Year for:
  Income taxes                                       $         -    $         -
                                                     ============   ============
  Interest paid                                      $   126,249    $   118,733
                                                     ============   ============

Supplemental disclosures for non cash financing
 activities
   Shares issued against subscription receivable     $         -    $    77,780
                                                     ============   ============
   Shares cancelled                                  $         -    $        18
                                                     ============   ============

The accompanying notes are an integral part of these unaudited consolidated financial statements.

                               TONGJI HEALTHCARE GROUP, INC.
                    NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                       JUNE 30, 2009

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

NOTE 2- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accompanying unaudited financial statements of the Company have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the interim periods are not necessarily indicative of the results for any future period. These statements should be read in conjunction with the Company's audited financial statements and notes thereto for the fiscal year ended December 31, 2008. The results of the six month period ended June 30, 2009 are not necessarily indicative of the results to be expected for the full fiscal year ending December 31, 2009.

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

The Company records these translation adjustments as accumulated other comprehensive income (loss). Gains and losses from foreign currency transactions are included in other income (expense) in the results of operations. For the six month periods ended June 30, 2009 and 2008, the Company recorded approximately $(1,520) and $32,291 in transaction gains (loss) as a result of currency translation.

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

The Company has established a reserve for uncollectibles of $59,779 and $59,975 as of June 30, 2009 and December 31, 2008.

Prepaid expenses and other current assets

Prepaid expenses and other current assets consisted of the following as of June 30, 2009 and December 31, 2008:

                           March 31, 2009       December 31,2008
                           --------------       ----------------

Other receivable              $  7,348              $ 54,364
Advance to suppliers            10,781                38,486
Prepaid expenses                72,573                35,910
Total                         $ 90,702              $128,761

Prepaid expenses include amounts paid for the business plan and design fees for a new hospital under construction.

Advertising Costs

The Company expenses the costs associated with advertising as incurred. Advertising expenses for the six month periods ended June 30, 2009 and 2008 of $34,319 and $107,132, respectively are included in selling and promotional expenses in the statements of income. Advertising costs include marketing brochures and an advertising campaign to the public.

Impairment of Long-Lived Assets

Effective January 1, 2002, the Company adopted Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS 144"), which addresses financial accounting and reporting for the impairment or disposal of long-lived assets and supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," and the accounting and reporting provisions of APB Opinion No. 30, "Reporting the Results of Operations for a Disposal of a Segment of a Business." The Company periodically evaluates the carrying value of long-lived assets to be held and used in accordance with SFAS 144. SFAS 144 requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying amounts. In that event, a loss is recognized based on the amount by which the carrying amount exceeds the fair market value of the long-lived assets. Loss on long-lived assets to be disposed of is determined in a similar manner, except that fair market values are reduced for the cost of disposal. Based on its review, the Company believes that, as of June 30, 2009 and December 31, 2008 there were no significant impairments of its long-lived assets.

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

The Company has not granted any options or warrants during 2009 or 2008, and there are no options or warrants outstanding as of June 30, 2009 and December 31, 2008.

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

In addition, companies in the PRC are required to pay business taxes consisting of 5% of income they derive from providing medical treatment and city construction taxes, and educational taxes are based on 7% and 3% of the business taxes, and the Company had accrued these taxes for 2005. The Company has received notification that they are exempt from these taxes for the years ending 2006 through 2008. The company become normal taxpayer in 2009 and need to pay the above taxes.

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

Recent Accounting Pronouncements

On December 30, 2008 FASB issued FIN 48-3, "Effective Date of FASB Interpretation No. 48 for Certain Nonpublic Enterprises". This FSP defers the effective date of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, for certain non-public enterprises as defined in paragraph 289, as amended, of FASB Statement No. 109, Accounting for Income Taxes, including non-public not-for-profit organizations. However, non-public consolidated entities of public enterprises that apply U. S. GAAP are not eligible for the deferral. Nonpublic enterprises that have applied the recognition, measurement, and disclosure provisions of Interpretation 48 in a full set of annual financial statements issued prior to the issuance of this FSP also are not eligible for the deferral. This FSP shall be effective upon issuance. The Company does not believe this pronouncement will impact its financial statements.

In January 2009, the FASB issued FSP EITF 99-20-1, "Amendments to the Impairment Guidance of EITF Issue No. 99-20, and EITF Issue No. 99-20, Recognition of Interest Income and Impairment on Purchased and Retained Beneficial Interests in Securitized Financial Assets" ("FSP EITF 99-20-1"). FSP EITF 99-20-1 changes the impairment model included within EITF 99-20 to be more consistent with the impairment models of FAS No. 115. FSP EITF 99-20-1 achieves this by amending the impairment model in EITF 99-20 to remove its exclusive reliance on "market participant" estimates of future cash flows used in determining fair value. Changing the cash flows used to analyze other-than-temporary impairment from the "market participant" view to a holder's estimate of whether there has been a "probable" adverse change in estimated cash flows allows companies to apply reasonable judgment in assessing whether an other-than-temporary impairment has occurred. The adoption of FSP EITF 99-20-1 will not have a material impact on the Company's consolidated financial statements.

In June 2009, the FASB issued SFAS No. 166, "Accounting for Transfers of Financial Assets -- an amendment of FASB Statement No. 140" ("SFAS 166"), which requires additional information regarding transfers of financial assets, including securitization transactions, and where companies have continuing exposure to the risks related to transferred financial assets. SFAS 166 eliminates the concept of a "qualifying special-purpose entity," changes the requirements for derecognizing financial assets, and requires additional disclosures. SFAS 166 is effective for fiscal years beginning after November 15, 2009.

In June 2009, the FASB issued SFAS No. 167, "Amendments to FASB Interpretation No. 46(R)" ("SFAS 167"), which modifies how a company determines when an entity that is insufficiently capitalized or is not controlled through voting (or similar rights) should be consolidated. SFAS 167 clarifies that the determination of whether a company is required to consolidate an entity is based on, among other things, an entity's purpose and design and a company's ability to direct the activities of the entity that most significantly impact the entity's economic performance. SFAS 167 requires an ongoing reassessment of whether a company is the primary beneficiary of a variable interest entity. SFAS 167 also requires additional disclosures about a company's involvement in variable interest entities and any significant changes in risk exposure due to that involvement. SFAS 167 is effective for fiscal years beginning after November 15, 2009.

In June 2009, the FASB issued SFAS No. 168, The FASB Accounting Standards Codification TM and the Hierarchy of Generally Accepted Accounting Principles ("SFAS No. 168"), which becomes effective for financial statements issued for interim and annual periods ending after September 15, 2009. SFAS No. 168 replaces SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles. SFAS No. 168 identifies the sources of accounting principles and the framework for selecting principles used in the preparation of financial statements of nongovernmental entities that are presented in conformity with US GAAP (the GAAP hierarchy).

NOTE 3- PROPERTY & EQUIPMENT

Property & equipment as of June 30, 2009 and December 31, 2008 comprised of following:


                            Estimated         June 30,     December 31,
                           Useful Lives        2009             2008
                             (Years)

Office equipment               5-10          $   73,317    $   80,320
Medical equipment               5             1,103,259      ,103,494
Fixtures                        10              111,128       106,353
Vehicles                        5                40,680        40,813
Construction in Progress                      3,959,997     3,544,097
                                             -----------   -----------

                                              5,288,381      4,875,077

Less: accumulated depreciation                 (598,470)     (551,632)
                                             -----------   -----------
Property and equipment, net                  $4,689,911    $4,323,445
                                             ===========   ===========

Depreciation expense charged to operations was $178,646 and $190,115 for the six month periods ended June 30, 2009 and 2008, respectively.

NOTE 4- MEDICINE SUPPLIES

Medicine supplies consisted of the following as of June 30, 2009 and December 31, 2008, 2007:

                             June 30, 2009       December 31,2008
                             -------------       ----------------

Western medicine                $85,944               $  3,543
Traditional Chinese medicine      7,305                141,203
Total                          $ 93,249               $144,746

NOTE 5 - MAJOR CUSTOMERS AND SUPPLIERS

The Company had one supplier that accounted for 67% of purchase for the six month periods ended June 30, 2009. Accounts payable from this major supplier was $109,047 as of June 30, 2009.

The Company does not have any major customers for the six month periods ended June 30, 2009 as the customers are mostly patients.

NOTE 6- CAPITAL LEASE OBLIGATIONS:

Lease Deposit

The lease deposit as of June 30, 2009 and December 31, 2008 and were $153,401 and $153,903 respectively. It will be due in November 2010.

Deferred Gain on Sale and Lease Back

The total gain on sale and lease back was $333,549. According to SFAS 13 "Accounting for Leases" this gain is deferred and amortized over the Lease term of 36 months. Accordingly, $55,604 and $53,922 were amortized for the six month periods ended June 30, 2009 and 2008 respectively.

The deferred revenue outstanding as of June 30, 2009 and December 31, 2008 were as follows:

                     June 30, 2009          December 31, 2008

       Current         $ 111,183                $111,547
       Long term          46,012                101,936
                     ------------            ------------
                       $ 157,195                $213,483
                     ------------            ------------

Capital Lease Obligations

In 2007, the Company leased various equipments under capital leases expiring in 2010. The assets and liabilities under capital leases are recorded at the lower of the present value of the minimum lease payments or the fair value of the asset. The assets are depreciated over the lesser of their related lease terms or their estimated productive lives. Depreciation of assets under capital leases was included in depreciation expense for the six month periods ended June 30, 2009.

Aggregate minimum future lease payments under capital leases for next five years after June 30, 2009 are as follows:

2009                         $  390,821
2010                            162,842
                              ----------
  Total                      $  553,663
                             ===========

Capital lease obligations represent the following at June 30, 2009 and December 31, 2008:

                                               June 30, 2009   December 31, 2008
                                               -------------   -----------------
Total minimum lease payments                   $    553,662      $    751,521
Less : Interest expense relating to future
periods                                             (35,769)          (64,073)
                                               -------------     -------------
Present value of the minimum lease payments         517,893           687,448
Less: current portion                               358,321          (343,526)
                                               -------------     -------------
Non-current portion                            $    159,572      $    343,922
                                               =============     =============

The following is a summary of fixed assets held under capital leases at June 30, 2009 and December 31, 2008:

                                               June 30, 2009   December 31, 2008
                                               -------------   -----------------
Medical Equipment                              $  1,022,674      $  1,026,017
Less: accumulated depreciation                     (403,532)         (376,977)
                                               -------------     -------------
Capital leased fixed assets, Net                    619,141           649,040

NOTE 7- OTHER PAYABLE

Other payable as of June 30, 2009 and December 31, 2008 consists of the following:

                                        June 30,        December 31,
                                          2009             2008

         Advance from customers       $   7,041          $   5,397

         Welfare payable                 76,892             84,161

         Other payable                  111,327            261,941
         ----------------------------------------------------------------
         Total                        $ 195,260          $ 351,499
         ================================================================

NOTE 8- STOCKHOLDERS' EQUITY

Common Stock

As of June 30, 2009 and December 31, 2008, the Company has 100,000,000 shares of common stock authorized with a par value of $0.001.

During the period ended December 31, 2008, the company issued 177,834 shares for $77,780.and cancelled 18,000 previously issued shares issued in error. The company did not issue any shares during the six month periods ended June 30, 2009.

The Company has not granted any options or warrants during 2009 or 2008, and there are no options or warrants outstanding as of June 30, 2009 and December 31, 2008.

Preferred Stock

As of June 30, 2009 and December 31, 2008, the Company has 20,000,000 shares of preferred stock authorized with a par value of $0.001. There are no shares issued and outstanding as of June 30, 2009.

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

The Company did not appropriate reserve for the statutory surplus reserve for the six month periods ended June 30, 2009, and 2008.

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

Income tax for the six month period ended June 30, 2009 and 2008 is summarized as follows:

                                           2009         2008
                                         --------     --------

  U.S. Federal and State Current         $      -     $      -
  U.S. Federal and State Deferred               -            -
  PRC - Current                                 -            -
                                       -----------  -----------
  PRC - Deferred                                -       46,000
                                       -----------  -----------
   Less: Valuation allowance                    -      (46,000)
                                       -----------  -----------
Income tax expense (benefit)           $        -   $        -
                                       ===========  ===========

A reconciliation of the effective income tax rate is as follows:

                                             2009         2008
                                             ----         ----

Tax at U.S. Federal rate                     34%            34%

U.S. tax exemption                          (34)%          (34)%
                                          -------          -----
                                             0%              0%
PRC Tax rate                                 25%            25%
Valuation allowance                         (25)%          (25)%
Current tax provision                        0%             0%

The Company does not have any significant deferred tax asset or liabilities in the PRC tax jurisdiction as of June 30,2009.

NOTE 10- RELATED PARTY TRANSACTIONS

Due from/to Related Parties

The Company has entered into agreements with Nanning Tongji Chain Pharmacy Co. Ltd. and Guangxi Tongji Medicine Co. Ltd. whereby the Company from time to time will advance amounts to assist them in their operations. The three companies have common major shareholders. The advanced amounts accrue interest at a rate of 6% per annum. The amount of receivable as of June 30, 2009 and December 31, 2008 were $54,861 and $268,815. Interest income for the six month periods ended June 30, 2009 and 2008 were $0 and $35,266, respectively.

The Company has entered into an agreement with the Chairman and the shareholder of the Company whereby the Company from time to time will be advanced amounts to assist them in their operations. The advanced amounts accrue interest at a rate of 6% per annum. As of June 30, 2009 and December 31, 2008, $3,920,536, and $3,367,857 were payable to their Chairman, shareholder and Guangxi Tongji Medicine Co. Ltd. respectively. Interest expenses for the six month periods ended June 30, 2009 and 2008 were $102,608 and $66,647, respectively.

Rental

The Company has entered into a lease agreement for their hospital with Guangxi Tongji Medicine Co. Ltd that expires December 2008. The Company renewed the lease for additional 5 years at monthly rate of $2,402 (RMB16,439). Based on the exchange rate at June 30, 2009, minimum future 5 years lease payments are as follows:


        2010                  $  28,820
        2011                     28,820
        2012                     28,820
        2013                     28,820
                              ----------
        Total                 $ 115,280

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

Results of Operation

      Material changes of items in our Statement of Operations are discussed below.

Three Months Ended June 30, 2009

      Patient Service Revenue decreased primarily as the result of road construction near our hospital as well as the rainy season which reduced patient visits.

     Other Operating Revenue increased slightly as the result of increased sales of medicine to our patients.

     Operating Expenses: Selling, General and Administrative expenses increased primarily due to the higher accounting and legal expenses. Our costs for Medicine and Supplies increased as the result of increased revenue from patients for the three months ended June 30, 2009 as compared to the same period of prior year. An increase in the reserve for bad debts during the period also contributed to higher operating expenses.

Six Months Ended June 30, 2009

     Patient  Service  Revenue  decreased   primarily  as  the  result  of  road
construction near our hospital which reduced patient visits.

     Other Operating Revenue decreased as less patients were treated which contributed to the reduced sales of medicine during the period.

     Operating Expenses: Selling, General and Administrative expenses increased primarily due to increased accounting expenses and consulting fees associated with the construction of our new hospital. Our costs for Medicine and Supplies decreased as the result of the decreased sales of medicine. An increase in the reserve for bad debts during the period also contributed to higher operating expenses.

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

     We are building a new 600-bed hospital in Nanning, China. We expect the new hospital to be completed by January 2011. The hospital is being built by Guangxi Construction Engineering Group Corporation and, when completed, will be leased by us for a twenty-year term. The lease payment will be $381,000 during the first year of the lease. The annual lease payments will gradually increase each year such that, during the final year of the lease, our lease payments will be $801,783, based upon current exchange rates. Our agreement with Langdong 8th Group requires us to make payments of approximately $5,600,000 to Langdong 8th Group during the construction phase. As of June 30, 2009 we had paid approximately $3,960,000 towards this amount.

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

Liquidity and Capital Resources
-------------------------------

     Refer to the Consolidated Statements of Cash Flows included with this report for information concerning our sources and uses of cash during the six months ended June 30, 2009.

     Future payments due on our material contractual obligations as of June 30, 2009 are as follows:


Item                       Total      2009       2010        2011        2012        2013   Thereafter
----                       -----      ----       ----        ----        ----        ----   ----------

Medical Building Lease  $  113,572  $   --   $  28,393   $  28,393   $  28,393   $  28,393   $    --
Capital Leases          $  336,167  $   --   $ 336,167          --          --          --   $    --
Lease on New Hospital   $1,187,248  $   --          --   $ 381,092   $ 395,749   $ 410,407   $    --

     Except as shown above, as of June 30, 2009 we did not have any material capital requirements.

     Income from our operations has been, and is expected to be in the future, our primary source of cash.

     We do not have any off-balance sheet items reasonably likely to have a material effect on our financial condition.

Item 4.  Controls and Procedures.

     (a) Tongji maintains a system of controls and procedures designed to ensure that information required to be disclosed in reports filed or submitted under the Securities Exchange Act of 1934, as amended ("1934 Act"), is recorded, processed, summarized and reported, within time periods specified in the SEC's rules and forms and to ensure that information required to be disclosed by Tongji in the reports that it files or submits under the 1934 Act, is accumulated and communicated to Tongji's management, including its Principal Executive Officer and Principal Financial Officer, as appropriate to allow timely decisions regarding required disclosure. As of June 30, 2009, Tongji's Principal Executive Officer and Principal Financial Officer evaluated the effectiveness of the design and operation of Tongji's disclosure controls and procedures. Based on that evaluation, the Principal Executive Officer and Principal Financial Officer concluded that Tongji's disclosure controls and procedures were effective.

     (b) Changes in Internal Controls. There were no changes in Tongji's internal control over financial reporting during the quarter ended June 30, 2009, that materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

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



                                     TONGJI HEALTHCARE GROUP, INC.


August 13, 2009                      By: /s/ Yun-hui Yu
                                         -------------------------------------
                                         Yun-hui Yu, Principal Executive Officer


August 13, 2009                      By: /s/ Wei-dong Huang
                                         -------------------------------------
                                         Wei-dong Huang, Principal Financial and
                                         Accounting Officer