Form 10-Q
period 2009-09-30
Tongji Healthcare Group, Inc.
filed 2009-11-13
CIK 1389518

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q
(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                     For the quarterly period ended September 30, 2009

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                      For the transition period from _____ to _______

                          Commission File Number: None

                          TONGJI HEALTHCARE GROUP, INC.
                    ---------------------------------------
             (Exact Name of Registrant as Specified in its Charter)

             Nevada                              None
-------------------------------            -------------------
(State or other jurisdiction of             (I.R.S. Employer
 incorporation or organization)            Identification No.)

                                No. 5 Beiji Road
                             Nanning, Guangxi, China
                -----------------------------------------------
               (Address of Principal Executive Offices) (Zip Code)

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 15,812,391 shares outstanding as of November 10, 2009.

                          TONGJI HEALTHCARE GROUP, INC.
                           CONSOLIDATED BALANCE SHEETS
                 AS OF SEPTEMBER 30, 2009 AND DECEMBER 31, 2008
                                   (UNAUDITED)

                                           September 30, 2009  December 31, 2008
                                           ------------------  -----------------
ASSETS
Current Assets
    Cash and cash equivalents                $     16,587      $     61,826
    Accounts receivable,  net                     269,271           267,574
    Due from related parties                       76,279           268,815
    Medicine supplies                              99,165           144,746
    Prepaid expenses and other current assets      64,644           128,761
                                             -------------     -------------
      Total Current Assets                        525,947           871,722

Property, Plant and Equipment, net              5,082,907         4,323,445

Capital Lease Deposit                             153,563           153,903
                                             -------------     -------------
TOTAL ASSETS                                 $  5,762,416      $  5,349,070
                                             =============     =============

                      LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities
    Accounts payable and accrued expenses    $    336,883      $    240,528
    Due to related parties                      4,669,698         3,367,857
    Other payables                                195,967           351,499
    Deferred gain on sale and lease back          111,300           111,547
    Capital lease obligation-short term           368,659           343,527
                                             -------------     -------------
       Total Current Liabilities                5,682,507         4,414,958

Long Term Liabilities
    Capital lease obligation                       64,857           343,922
    Deferred gain on sale and lease back           18,235           101,936
                                             -------------     -------------
Total Long Term Liabilities                        83,092           445,858
                                             -------------     -------------
       Total Liabilities                        5,765,599         4,860,816

STOCKHOLDERS' EQUITY
    Preferred stock; $0.001 par value,
     20,000,000 shares authorized and 0
     share issued and outstanding                       -                 -
    Common stock; $0.001 par value,
     100,000,000 shares authorized and
     15,812,391 shares issued and
     outstanding as of September 30, 2009
     and December 31, 2008                         15,813            15,813
    Additional paid in capital                    424,967           424,967
    Statutory reserve                              41,812            41,812
    Accumulated Deficit                          (560,733)          (70,727)
    Accumulated other comprehensive income         74,959            76,389
                                             -------------     -------------
       Total Stockholders' Equity (Deficit)        (3,182)          488,254
                                             -------------     -------------
TOTAL LIABILITIES AND
    STOCKHOLDERS' EQUITY (Deficit)           $  5,762,416      $  5,349,070
                                             =============     =============

The accompanying notes are an integral part of these unaudited consolidated financial statements.

                          TONGJI HEALTHCARE GROUP, INC.
   CONSOLIDATED STATEMENTS OF OPERATIONS AND OTHER COMPREHENSIVE INCOME (LOSS)
     FOR THE THREE AND NINE MONTH PERIODS ENDED SEPTEMBER 30, 2009 AND 2008
                                   (UNAUDITED)


                                     For the three month         For the nine month
                                        periods ended               periods ended
                                        September 30,               September 30,
                                     2009          2008          2009          2008
                                 ------------  ------------  ------------  ------------
OPERATING REVENUE
    Patient service revenue      $   159,602   $   300,398   $   475,992   $   861,290
    Other operating revenue          273,730       382,554       825,840     1,116,971
                                 ------------  ------------  ------------  ------------
     Total operating revenue         433,332       682,952     1,301,832     1,978,261

OPERATING EXPENSES
    Selling, general and
     administrative expenses         385,856       279,378       820,709       725,063
    Medicine and supplies            228,770       276,442       691,408       844,989
    Depreciation expenses             42,681        98,772        91,327        288,887
                                 ------------  ------------  ------------  ------------
   Total operating expenses          657,308       654,592     1,603,445     1,858,939
                                 ------------  ------------  ------------  ------------

INCOME (LOSS) FROM OPERATIONS       (223,976)       28,360      (301,613)      119,321

OTHER INCOME (EXPENSE)
    Other income (expense)             2,836        (3,300)        5,061        (4,098)
    Interest expense, net of
      income                         (67,243)      (50,756)     (193,455)     (141,668)
                                 ------------  ------------  ------------  ------------
    Total Other Expense              (64,406)      (54,056)     (188,393)     (145,766)
                                 ------------  ------------  ------------  ------------
INCOME (LOSS) BEFORE  INCOME
TAXES                               (288,382)      (25,696)     (490,006)      (26,444)

Provision for Income Taxes                 -             -             -        (7,916)
                                 ------------  ------------  ------------  ------------
NET INCOME (LOSS)                   (288,382)      (25,696)     (490,006)      (34,360)

Foreign currency translation
gain (loss)                               85         5,355        (1,429)       37,646
                                 ------------  ------------  ------------  ------------
COMPREHENSIVE INCOME (LOSS)      $  (288,297)  $   (20,341)  $  (491,435)  $     3,286
                                 ============  ============  ============  ============

NET INCOME (LOSS) PER BASIC
AND DILUTED SHARES               $    (0.018)  $    (0.002)  $    (0.031)  $    (0.002)
                                 ============  ============  ============  ============
WEIGHTED AVERAGE NUMBER OF
COMMON SHARES OUTSTANDING         15,812,391    15,812,391    15,812,391    15,741,807
                                 ============  ============  ============  ============



Basic and diluted weighted average shares outstanding are the same as there is no anti-dilutive effect.



The accompanying notes are an integral part of these unaudited consolidated financial statements.

                          TONJI HEALTHCARE GROUP, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
          FOR THE NINE MONTH PERIODS ENDED SEPTEMBER 30, 2009 AND 2008
                                  (UNDAUDITED)

                                                        2009            2008
                                                        ----            ----

 Cash flows from operating activities:
  Net loss                                         $  (490,006)   $   (34,360)
 Adjustments to reconcile net loss to
 Net cash provided by (used in) operating
 activities:
   Depreciation and amortization                        91,327        288,887
   Allowance for doubtful accounts                      42,213              -
   Increase/(decrease) in assets and liabilities:
      Accounts receivable                               (2,286)       (24,598)
      Inventory                                         45,229          8,895
      Prepaid expense and other current assets          21,573       (144,295)
      Accounts payable and accrued expenses             88,971         64,163
      Unearned revenue                                 (83,415)       (81,738)
      Other payables                                  (146,800)        54,984
                                                    -----------    -----------
            Total adjustment                            56,812        166,299
                                                    -----------    -----------
 Net Cash Provided By (Used in) Operating
 Activities                                           (433,194)       131,940
                                                    -----------    -----------
 Cash flows from investing activities:
    (Acquisitions) of fixed assets                     (12,212)       (25,818)
    Disposals of fixed assets                            7,307              -
    Payments for construction in progress             (854,880)    (2,002,603)
    Due from related parties                           191,804      1,178,713
                                                    -----------    -----------
 Net Cash Used in Investing Activities                (667,981)      (849,708)
                                                    -----------    -----------
 Cash flows from financing activities:
    (Payment) proceeds of note payable                       -       (429,620)
    Issuance of stock                                        -         76,401
    Payments of capital lease                         (252,234)      (227,547)
    Due to related parties                           1,308,339      1,291,079
                                                    -----------    -----------
 Net Cash Provided by Financing Activities           1,056,105        710,314
                                                    -----------    -----------
 Effects of foreign currency translation                  (169)         1,508
                                                    -----------    -----------
 Net Increase (decrease) in Cash and Cash
 Equivalents                                           (45,239)        (5,946)

 Cash and Cash Equivalents-Beginning of Period          61,826         23,165
                                                    -----------    -----------
 Cash and Cash Equivalents-Ending of Period         $   16,587     $   17,219
                                                    ===========    ===========
 Cash Paid During the Year for:
    Income taxes                                    $       --     $    7,916
                                                    ===========    ===========
    Interest paid                                   $   34,469     $   84,015
                                                    ===========    ===========

 Supplemental disclosures for non cash
   financing activities
    Shares issued against subscription receivable   $        -     $   77,780
                                                    ===========    ===========
    Shares cancelled                                $        -     $       18
                                                    ===========    ===========

The accompanying notes are an integral part of these unaudited consolidated financial statements.

                          TONGJI HEALTHCARE GROUP, INC.
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2009


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

According to the PRC Regulation of Healthcare Institutions, hospitals shall be subject to register with the Administration of Health of the local government to obtain their license for hospital service operation. The Company received its renewed operation license from Nanning's government in November 2007, and this license remains valid until the next scheduled renewing date which will be in November 2010 .

Other existing regulations having material effects on the Company's business include those dealing with physician's licensing, usage of medicine and injection, public security in health and medical advertising.

                          TONGJI HEALTHCARE GROUP, INC.
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2009


As the Company maintains a facility with an excess of 100 beds, they must have their license renewed at least every three years. The Company is also obligated to provide free service or dispatch their physicians or employees for public assistance. The Company has a very small percentage of their service for this area.

NOTE 2- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accompanying unaudited financial statements of the Company have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the interim periods are not necessarily indicative of the results for any future period. These statements should be read in conjunction with the Company's audited financial statements and notes thereto for the fiscal year ended December 31, 2008. The results of the nine month period ended September 30, 2009 are not necessarily indicative of the results to be expected for the full fiscal year ending December 31, 2009.

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

The Company records these translation adjustments as accumulated other comprehensive income (loss). Gains and losses from foreign currency transactions are included in other income (expense) in the results of operations. For the nine month periods ended September 30, 2009 and 2008, the Company recorded approximately $(1,429) and $37,646 respectively in translation gains (loss) as a result of currency translation.

Revenue Recognition

The Company's revenue recognition policies are in compliance with Staff Accounting Bulletin 104 (ASC 605). Sales revenue is recognized at the date of shipment to customers or services has been rendered when a formal arrangement exists, the price is fixed or determinable, the delivery is completed, no other significant obligations of the Company exist and collectibility is reasonably assured. Payments received before all of the relevant criteria for revenue recognition are satisfied are recorded as unearned revenue.

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

                          TONGJI HEALTHCARE GROUP, INC.
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2009


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

The Company has established a reserve for uncollectibles of $59,843 and $59,975 as of September 30, 2009 and December 31, 2008. Prepaid expenses and other current assets Prepaid expenses and other current assets consisted of the following as of September 30, 2009 and December 31, 2008:

                                     September 30, 2009    December 31,2008

      Other receivable                  $ 15,737              $ 54,364
      Advance to suppliers                10,792                38,486
      Prepaid expenses                    38,115                35,910
                                       ---------              ---------
          Total                         $ 64,644               $128,761

Prepaid expenses include amounts paid for the business plan and design fees for a new hospital under construction.

Advertising Costs

The Company expenses the costs associated with advertising as incurred. Advertising expenses for the nine month periods ended September 30, 2009 and 2008 of $68,879 and $165,850, respectively are included in selling and promotional expenses in the statements of income. Advertising costs include marketing brochures and an advertising campaign to the public.

Impairment of Long-Lived Assets

The Company applies the provisions of Statement of Financial Accounting Standard No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" (ASC
360), issued by the Financial Accounting Standards Board ("FASB"). FAS No. 144 (ASC 360) requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable through the estimated undiscounted cash flows expected to result from the use and eventual disposition of the assets. Whenever any such impairment exists, an impairment loss will be recognized for the amount by which the carrying value exceeds the fair value.

The Company tests long-lived assets, including property, plant and equipment and intangible assets subject to periodic amortization, for recoverability at least annually or more frequently upon the occurrence of an event or when circumstances indicate that the net carrying amount is greater than its fair

                          TONGJI HEALTHCARE GROUP, INC.
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2009

value. Assets are grouped and evaluated at the lowest level for their identifiable cash flows that are largely independent of the cash flows of other groups of assets. The Company considers historical performance and future estimated results in its evaluation of potential impairment and then compares the carrying amount of the asset to the future estimated cash flows expected to result from the use of the asset. If the carrying amount of the asset exceeds estimated expected undiscounted future cash flows, the Company measures the amount of impairment by comparing the carrying amount of the asset to its fair value. The estimation of fair value is generally measured by discounting expected future cash flows as the rate the Company utilizes to evaluate potential investments. The Company estimates fair value based on the information available in making whatever estimates, judgments and projections are considered necessary. There was no impairment of long-lived assets for the nine months ended September 30, 2009.

Earnings (Loss) Per Share of Common Stock

Earnings per share is calculated in accordance with the Statement of financial accounting standards No. 128 (ASC 260). Basic net loss per share is based upon the weighted average number of common shares outstanding. Diluted net loss per share is based on the assumption that all dilutive convertible shares and stock options were converted or exercised. Dilution is computed by applying the treasury stock method. Under this method, options and warrants are assumed to be exercised at the beginning of the period (or at the time of issuance, if later), and as if funds obtained thereby were used to purchase common stock at the average market price during the period.

The Company has not granted any options or warrants during 2009 or 2008, and there are no options or warrants outstanding as of September 30, 2009 and December 31, 2008.

Income Taxes

The Company has adopted ASC 140 which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred income taxes are recognized for the tax consequences in future years of differences between the tax bases of assets and liabilities and their financial reporting amounts at each period end based on enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized.

In accordance with the relevant tax laws and regulations of PRC and US, the corporation income tax rate would typically be 33% in the PRC. The Company has received a waiver (duty free certificate) from the taxing authorities in the PRC for corporate enterprise income tax for the year ended 2004 through 2006. Effective 2007, the Company will be taxed at the rate of 33%.

                          TONGJI HEALTHCARE GROUP, INC.
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2009


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

Segment Information

Statement of Financial Accounting Standards No. 131 (ASC 280), "Disclosure About Segments of an Enterprise and Related Information" requires use of the "management approach" model for segment reporting. The management approach model is based on the way a company's management organizes segments within the company for making operating decisions and assessing performance. Reportable segments are based on products and services, geography, legal structure, management structure, or any other manner in which management disaggregates a company. SFAS 131 (ASC 280) has no effect on the Company's consolidated financial statements as the Company consists of one reportable business segment. All revenue is from customers in People's Republic of China. All of the Company's assets are located in People's Republic of China.

Recent Accounting Pronouncements

In June 2009, the FASB issued ASC 105 (previously SFAS No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles ("GAAP") - a replacement of FASB Statement No. 162), which will become the source of authoritative accounting principles generally accepted in the United States recognized by the FASB to be applied to nongovernmental entities. The Codification is effective in the third quarter of 2009, and accordingly, the Quarterly Report on Form 10-Q for the quarter ending September 30, 2009 and all subsequent public filings will reference the Codification as the sole source of authoritative literature. The Company does not believe that this will have a material effect on its consolidated financial statements.

In June 2009, the FASB issued amended standard ASC 810 (previously SFAS No. 167) for determining whether to consolidate a variable interest entity. These amended standards eliminate a mandatory quantitative approach to determine whether a variable interest gives the entity a controlling financial interest in a variable interest entity in favor of a qualitatively focused analysis, and require an ongoing reassessment of whether an entity is the primary beneficiary. These amended standards are effective for us beginning in the first quarter of fiscal year 2010 and we are currently evaluating the impact that adoption will have on our consolidated financial statements.

                          TONGJI HEALTHCARE GROUP, INC.
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2009

In June 2009, the FASB issued ASC 855 (previously SFAS No. 165, Subsequent Events), which establishes general standards of accounting for and disclosures of events that occur after the balance sheet date but before the financial statements are issued or available to be issued. It is effective for interim and annual periods ending after June 15, 2009. There was no material impact upon the adoption of this standard on the Company's consolidated financial statements.

In August 2009, the FASB issued Accounting Standards Update ("ASU") 2009-05, which amends ASC Topic 820, Measuring Liabilities at Fair Value, which provides additional guidance on the measurement of liabilities at fair value. These amended standards clarify that in circumstances in which a quoted price in an active market for the identical liability is not available, we are required to use the quoted price of the identical liability when traded as an asset, quoted prices for similar liabilities, or quoted prices for similar liabilities when traded as assets. If these quoted prices are not available, we are required to use another valuation technique, such as an income approach or a market approach. These amended standards are effective for us beginning in the fourth quarter of fiscal year 2009 and are not expected to have a significant impact on our consolidated financial statements.

GOING CONCERN

The accompanying consolidated financial statements have been prepared in conformity with generally accepted accounting principles which contemplate continuation of the company as a going concern. However, the Company has a retained earnings (accumulated deficit) of ($560,733) and ($70,727) as of September 30, 2009 and December 31, 2008, and the Company is in default of the terms of Senior Security Note as of September 30, 2009. In view of the matters described above, recoverability of a major portion of the recorded asset amounts shown in the accompanying consolidated balance sheet is dependent upon continued operations of the company, which in turn is dependent upon the Company's ability to raise additional capital, obtain financing and succeed in its future operations, The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

NOTE 3- PROPERTY & EQUIPMENT

Property & equipment as of September 30, 2009 and December 31, 2008 comprised of following:

                             Estimated Useful     September 30,    December 31,
                              Lives (Years)            2009            2008


Office equipment                 5-10             $   73,394      $   80,320
Medical equipment                5                 1,104,893       1,103,494
Fixtures                         10                  111,245         106,353
Vehicles                         5                    40,722          40,813
Construction in Progress                           4,394,460       3,544,097
                                                  -----------     -----------
                                                   5,724,714       4,875,077

                          TONGJI HEALTHCARE GROUP, INC.
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2009


Less: accumulated depreciation                      (641,807)       (551,632)
                                                  -----------     -----------
Property and equipment, net                       $5,082,907      $4,323,445
                                                  ===========     ===========

Depreciation expense charged to operations was $91,327 and $288,887 for the nine month periods ended September 30, 2009 and 2008, respectively.

NOTE 4- MEDICINE SUPPLIES

Medicine supplies consisted of the following as of September 30, 2009 and December 31, 2008:

                                    September 30, 2009       December 31,2008

      Western medicine                    $ 96,680            $    3,543
      Traditional Chinese medicine           2,485               141,203
                                        ----------             ---------
      Total                               $ 99,165              $144,746
                                          ========              ========


NOTE 5 - MAJOR CUSTOMERS AND SUPPLIERS

The Company had one supplier that accounted for 54% of purchase for the nine month periods ended September 30, 2009. Accounts payable from this major supplier was $219,158 as of September 30, 2009.

The Company does not have any major customers for the nine month periods ended September 30, 2009 as the customers are mostly patients.


NOTE 6- CAPITAL LEASE OBLIGATIONS:

Lease Deposit

The lease deposit as of September 30, 2009 and December 31, 2008 and were $153,563 and $153,903 respectively. It will be due in November 2010.

Deferred Gain on Sale and Lease Back

The total gain on sale and lease back was  $333,901.  According  to SFAS 13 (ASC
840) "Accounting for Leases" this gain is deferred and amortized over the Lease term of 36 months. Accordingly, $83,415 and $81,738 were amortized for the nine month periods ended September 30, 2009 and 2008 respectively.

                          TONGJI HEALTHCARE GROUP, INC.
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2009


The deferred revenue outstanding as of September 30, 2009 and December 31, 2008 were as follows:

                                    September 30, 2009   December 31,2008

      Current                            $ 111,300           $111,547
      Long term                             18,235            101,936
                                       -----------          ---------
                                          $129,535           $213,483
                                          ========           ========

Capital Lease Obligations

In 2007, the Company leased various equipments under capital leases expiring in 2010. The assets and liabilities under capital leases are recorded at the lower of the present value of the minimum lease payments or the fair value of the asset. The assets are depreciated over the lesser of their related lease terms or their estimated productive lives. Depreciation of assets under capital leases was included in depreciation expense for the nine month periods ended September 30, 2009.

Aggregate minimum future lease payments under capital leases for next five years after September 30, 2009 are as follows

                        2009            $ 392,952
                        2010               65,205
                                      -----------
                             Total      $ 458,157
                                        =========

Capital lease obligations represent the following at September 30, 2009 and December 31, 2008:

                                           September 30, 2009  December 31, 2008

   Total minimum lease payments               $   458,157        $   751,521
   Less : Interest expense relating
            to future periods                     (24,641)           (64,073)
                                              ------------       ------------
   Present value of the minimum lease
      payments                                    433,516            687,448
   Less: current portion                         (368,659)          (343,526)
                                              ------------       ------------
   Non-current portion                        $    64,857        $   343,922
                                              ============       ============

The following is a summary of fixed assets held under capital leases at September 30, 2009 and December 31, 2008:

                                          September 30, 2009    December 31,2008

   Medical Equipment                          $  1,023,751         $1,026,017
   Less: accumulated depreciation                 (437,543)          (376,977)
                                               ------------        -----------
   Capital leased fixed assets, Net           $    586,208         $  649,040

                          TONGJI HEALTHCARE GROUP, INC.
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2009


NOTE 7- OTHER PAYABLES

Other payables as of September 30, 2009 and December 31, 2008 consists of the following:

                                        September 30, 2009    December 31, 2008
                                        ------------------    -----------------

          Advance from customers           $    4,404             $    5,397
          Welfare payable                      75,281                 84,161
          Other payable                       116,282                261,941
                                            ---------              ---------
          Total                            $  195,967             $  351,499
                                            =========              =========

NOTE 8- STOCKHOLDERS' EQUITY

Common Stock

As of September 30, 2009 and December 31, 2008, the Company has 100,000,000 shares of common stock authorized with a par value of $0.001.

During the period ended December 31, 2008, the company issued 177,834 shares for $77,780 and cancelled 18,000 previously issued shares issued in error. The company did not issue any shares during the nine-month periods ended September 30, 2009.

The Company has not granted any options or warrants during 2009 or 2008, and there are no options or warrants outstanding as of September 30, 2009 and December 31, 2008.

Preferred Stock

As of September 30, 2009 and December 31, 2008, the Company has 20,000,000 shares of preferred stock authorized with a par value of $0.001. There are no shares issued and outstanding as of September 30, 2009.

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

                          TONGJI HEALTHCARE GROUP, INC.
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2009


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

The Company did not appropriate reserve for the statutory surplus reserve for the nine-month periods ended September 30, 2009, and 2008.

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

Income tax for the nine-month period ended September 30, 2009 and 2008 is summarized as follows:

                                                       2009          2008
                                                       ----          ----

      U.S. Federal and State Current              $      --       $      --
         U.S. Federal and State Deferred                 --              --
         PRC - Current                                   --           7,916
                                                   ---------       ---------
          PRC - Deferred                                 --              --
                                                   ---------       ---------
         Less: Valuation allowance                       --              --
                                                   ---------       ---------
      Income tax expense (benefit)                $      --        $  7,916
                                                   =========       =========

A reconciliation of the effective income tax rate is as follows:

                                                          2009         2008
                                                          ----         ----

         Tax at U.S. Federal rate                          34%          34%
         U.S. tax exemption                              (34)%        (34)%
                                                       -------       -------
                                                            0%           0%
         PRC Tax rate                                      25%          25%
         Valuation allowance                             (25)%           -
         Current tax provision                              0%          25%


The Company does not have any significant deferred tax asset or liabilities in the PRC tax jurisdiction as of September 30,2009.

                          TONGJI HEALTHCARE GROUP, INC.
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2009


NOTE 10- RELATED PARTY TRANSACTIONS

Due from/to Related Parties

The Company has entered into agreements with Nanning Tongji Chain Pharmacy Co. Ltd. and Guangxi Tongji Medicine Co. Ltd. whereby the Company from time to time will advance amounts to assist them in their operations. The three companies have common major shareholders. The advanced amounts accrue interest at a rate of 6% per annum. The amount of receivable as of September 30, 2009 and December 31, 2008 were $76,279 and $268,815. Interest income for the nine-month periods ended September 30, 2009 and 2008 were $5,160 and $46,015, respectively.

The Company has entered into an agreement with the Chairman and the shareholder of the Company whereby the Company from time to time will be advanced amounts to assist them in their operations. The advanced amounts accrue interest at a rate of 6% per annum. As of September 30, 2009 and December 31, 2008, $4,669,698 and $3,367,857 were payable to their Chairman, shareholder and Guangxi Tongji Medicine Co. Ltd. respectively. Interest expenses for the nine month periods ended September 30, 2009 and 2008 were $164,204 and $105,478, respectively.

Rental

The Company has entered into a lease agreement for their hospital with Guangxi Tongji Medicine Co. Ltd that expires December 2008. The Company renewed the lease for additional 5 years at monthly rate of $2,402 (RMB 16,439). Based on the exchange rate at September 30, 2009, minimum future 5 years lease payments are as follows:

            2010               $  28,850
            2011                  28,850
            2012                  28,850
            2013                  28,850
                              ----------
                 Total          $115,400
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

Three and Nine Months Ended September 30, 2009

       Patient Service Revenue decreased primarily as the result of road construction near our hospital as well as the rainy season which reduced patient visits.

       Other Operating Revenue decreased as the result of reduced sales of medicine due to a decline in patients.

       Operating Expenses: Selling, General and Administrative expenses increased primarily due to the higher accounting and legal expenses. Our costs for Medicine and Supplies decreased in line with the decline in revenue from patients during the nine months ended September 30, 2009. An increase in the reserve for bad debts during the period also contributed to higher operating expenses.

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

      We are building a new 600-bed hospital in Nanning, China. We expect the new hospital to be completed by January 2011. The hospital is being built by Guangxi Construction Engineering Group Corporation and, when completed, will be leased by us for a twenty-year term. The lease payment will be $381,000 during the first year of the lease. The annual lease payments will gradually increase each year such that, during the final year of the lease, our lease payments will be $801,783, based upon current exchange rates. Our agreement with Langdong 8th Group requires us to make payments of approximately $5,600,000 to Langdong 8th Group during the construction phase. As of September 30, 2009 we had paid approximately $4,392,000 towards this amount.

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

Liquidity and Capital Resources

      Refer to the Consolidated Statements of Cash Flows included with this report for information concerning our sources and uses of cash during the nine months ended September 30, 2009.

      Future payments due on our material contractual obligations as of September 30, 2009 are as follows:


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

      Except as shown above, as of September 30, 2009 we did not have any material capital requirements.

      Income from our operations has been, and is expected to be in the future, our primary source of cash.

      We do not have any off-balance sheet items reasonably likely to have a material effect on our financial condition.

Item 4.  Controls and Procedures.

      (a) We maintain a system of controls and procedures designed to ensure that information required to be disclosed in reports filed or submitted under the Securities Exchange Act of 1934, as amended ("1934 Act"), is recorded, processed, summarized and reported, within time periods specified in the SEC's rules and forms and to ensure that information required to be disclosed by us in the reports that we file or submit under the 1934 Act, is accumulated and communicated to our management, including our Principal Executive Officer and Principal Financial Officer, as appropriate to allow timely decisions regarding required disclosure. As of September 30, 2009, our Principal Executive Officer and Principal Financial Officer evaluated the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation, the Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures were effective.

      (b) Changes in Internal Controls. There were no changes in our internal control over financial reporting during the quarter ended September 30, 2009, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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



                                    TONGJI HEALTHCARE GROUP, INC.


November 11, 2009                   By: /s/ Yun-hui Yu
                                        ------------------------------------
                                        Yun-hui Yu, Principal Executive Officer


November 11, 2009                   By: /s/ Wei-dong Huang
                                        ------------------------------------
                                        Wei-dong Huang, Principal Financial and
                                        Accounting Officer