Form 10-K
period 2009-12-31
Tongji Healthcare Group, Inc.
filed 2010-04-14
CIK 1389518

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

(Mark One)

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended December 31, 2009

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from _____________to ______________

Commission file number:  333-140645

TONGJI HEALTHCARE GROUP, INC.

(Exact name of registrant as specified in its charter)

Nevada	N/A
State or other jurisdiction of Incorporation or organization	(I.R.S. Employer Identification No.)

No. 5 Beiji Road
Nanning, Guangxi, People’s Republic of China

(Address of principal executive offices) (Zip Code)

Registrant’s telephone number, including area code 011-86-771-2020000

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered

Securities registered pursuant to section 12(g) of the Act:

Common Stock, $0.001 par value per share

(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
☐ Yes          ☒ No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
☒ Yes          ☐ No

Note – Checking the box above will not relieve any registrant required to file reports pursuant to Section 13 or 15(d) of the Exchange Act from their obligations under those Sections.

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
☒ Yes          ☐ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
☐ Yes          ☐ No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐		Accelerated filer	☐
Non-accelerated filer	☐	(Do not check if a smaller reporting company)	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).
☐ Yes          ☒ No

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter.

The aggregate market value of the voting and non-voting common stock of the issuer held by non-affiliates as of  June 30, 2009 was approximately $1,423,648  (5,694,591 shares of common stock held by non-affiliates)  based upon a closing price of the common stock of $0.25 as quoted by OTC Bulletin Board on June 30, 2009.

Note.—If a determination as to whether a particular person or entity is an affiliate cannot be made without involving unreasonable effort and expense, the aggregate market value of the common stock held by non-affiliates may be calculated on the basis of assumptions reasonable under the circumstances, provided that the assumptions are set forth in this Form.

APPLICABLE ONLY TO REGISTRANTS INVOLVED IN BANKRUPTCY
PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.
☐ Yes     ☐ No

(APPLICABLE ONLY TO CORPORATE REGISTRANTS)

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

As of March 29, 2010, there are 15,812,191 shares of common stock, par value $0.001 issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

List hereunder the following documents if incorporated by reference and the Part of the Form 10-K (e.g., Part I, Part II, etc.) into which the document is incorporated: (1) Any annual report to security holders; (2) Any proxy or information statement; and (3) Any prospectus filed pursuant to Rule 424(b) or (c) under the Securities Act of 1933. The listed documents should be clearly described for identification purposes (e.g., annual report to security holders for fiscal year ended December 24, 1980).

PART I

Cautionary Statement Regarding Forward Looking Statements

The discussion contained in this Annual Report on Form 10-K contains “forward-looking statements” within the meaning of Section 27A of the United States Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the United States Securities Exchange Act of 1934, as amended, or the Exchange Act. Any statements about our expectations, beliefs, plans, objectives, assumptions or future events or performance are not historical facts and may be forward-looking. These statements are often, but not always, made through the use of words or phrases like “anticipate,” “estimate,” “plans,” “projects,” “continuing,” “ongoing,” “target,” “expects,” “management believes,” “we believe,” “we intend,” “we may,” “we will,” “we should,” “we seek,” “we plan,” the negative of those terms, and similar words or phrases.    We base these forward-looking statements on our expectations, assumptions, estimates and projections about our business and the industry in which we operate as of the date of this Form 10-K. These forward-looking statements are subject to a number of risks and uncertainties that cannot be predicted, quantified or controlled and that could cause actual results to differ materially from those set forth in, contemplated by, or underlying the forward-looking statements. Statements in this Form 10-K describe factors, among others, that could contribute to or cause these differences. Actual results may vary materially from those anticipated, estimated, projected or expected should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect. Because the factors discussed in this Form 10-K could cause actual results or outcomes to differ materially from those expressed in any forward-looking statement made by us or on our behalf, you should not place undue reliance on any such forward-looking statement. New factors emerge from time to time, and it is not possible for us to predict which will arise. In addition, we cannot assess the impact of each factor on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statement. Except as required by law, we undertake no obligation to publicly revise our forward-looking statements to reflect events or circumstances that arise after the date of this Form 10-K or the date of documents incorporated by reference herein that include forward-looking statements.

Item 1.	Business

History

Nanning Tongji Hospital, Inc.  ("NTH" or “Tongji Hospital”) was established in Nanning in the province of Guangxi of the Peoples Republic of China ("PRC") by the Nanning Tongji Medical Co. Ltd. and an individual on October 30, 2003.

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

On December 19, 2006, the officers of NTH filed Articles of Incorporation in the State of Nevada which was approved on December 19, 2006 to create Tongji Healthcare Group, Inc. a Nevada corporation (the "Company") and also established Tongji, Inc., a Colorado corporation ("Tongji") a wholly owned subsidiary of the Company. The Company was incorporated with 50,000,000 shares of common stock and 20,000,000 shares of preferred stock both with a par value of $0.001

On December 27, 2006, Tongji acquired 100% of the equity in NTH pursuant to an Agreement and Plan of  Merger.. The Company issued 15,652,557 shares of common stock to the shareholders of NTH in exchange for 100% of the issued and outstanding shares of NTH. Accordingly,  NTH became the wholly owned subsidiary of Tongji.   Unless otherwise provided, references to the “Company” shall hereinafter include Tongji and NTH.

Item 1.	Business - continued

Corporate Structure

Our present corporate structure is as follows:

Our Business

We operate Tongji Hospital, a general hospital with 105 licensed beds. Tongji Hospital offers care and treatment in the areas of internal medicine, surgery, gynecology, pediatrics, emergency medicine, ophthalmology, medical cosmetology, rehabilitation, dermatology, otolaryngology, traditional Chinese medicine, medical imaging, anesthesia, acupuncture, physical therapy, health examination, prevention, and emergency care. Our emergency room is open 24 hours a day and all of our rooms are air conditioned.

Tongji Hospital is certified as a provider of Medicare services by the Nanning municipal government and the Guangxi provincial government. Our Medicare agreements with the Nanning municipal government and the Guangxi provincial government require that we adhere to prescribed standards for patient care and treatment. Maintaining the qualifications for acceptance of Medicare patients is very important as revenue from Medicare patients accounted for 39% of total hospital income in 2009. The Medicare accreditation is valid for only one year and must be renewed on an annual basis.

Because we maintain a facility with an excess of 100 beds, we must register with and maintain an operating license from the local Administration of Health. We are subjected to be review by the local administration of health at least once every three years. If we fail to meet their standards, our license may be revoked. We are also obligated to provide free services or dispatch our physicians or employees in the event of a need for public assistance. We dedicate a very small percentage of our resources to providing free public services.

As is common in China, we generate revenues from providing both medical treatment and the sale of drugs and medications. About 50% of the drugs and medications we use in the hospital and sell to our patients are purchased from Guangxi Tongji Medicine Co., Ltd., a related company controlled by our Chief Executive Officer, Yunhui Yu, at prevailing market prices pursuant to a supply contract. The rest are from around 30 different suppliers, none of them consisting of more than 10% of our total purchases.

We generate revenue from the individuals as well as third-party payers, including PRC government programs and insurance providers, under which the hospital is paid based upon several methodologies including established charges, the cost of providing services, predetermined rates per diagnosis, fixed per diem rates or discounts from established charges. Revenues are recorded at net amounts due from patients, third-party payers and others for healthcare services provided at the time the service is provided. Revenues for pharmaceutical drug sales are recognized upon the drug being administered to a patient or at the time a prescription is filled for a patient that contain an executed prescription slip by a registered physician.

Item 1.	Business - continued

Our Business - continued

Revenues are recorded at net amounts due from patients and government Medicare funds. The Company's accounting system calculates the expected amounts payable by the government Medicare funds. The Company bills for services provided to Medicare patients through a medical card (the US equivalent to an insurance card). The Company normally receives 90% of the billed amount within 90 days with the remaining 10% upon the Company’s reconciliation by the end of the year. However, there have been no significant differences between the amounts the Company bills the government Medicare funds and the amounts collected from the Medicare funds.

Some differences exist in the Medical System between the U.S. and China. In the United States most hospitals have contracts with health insurance companies which provide that patients with health insurance will be charged reduced rates for healthcare services. Reduced rates are also charged for Medicare and Medicaid patients. Although the patient is billed for the services provided by the hospital at the higher rate normally charged to patients without insurance the amount billed is reduced by the charges paid by the insurance carrier and by the difference (sometimes known as the "contractual allowance") between the normal rate for the services and the reduced rate which the hospital estimates it will receive from Medicare, Medicaid and insurance companies.

For financial reporting purposes, hospitals in the United States record revenues based upon established billing rates less adjustments for contractual allowances. Revenues are recorded based upon the amounts due from the patients and third-party payors, including federal and state agencies (under the Medicare and Medicaid programs) managed care health plans, health insurance companies, and employers. Estimates of contractual allowances under third-party payor arrangements are based upon the payment terms specified in the related contractual agreements. Third-party payor contractual payment terms are generally based upon predetermined rates per diagnosis, per diem rates, or discounted fee-for-service rates.

Due to the complexities involved in determining amounts ultimately due under reimbursement arrangements with a large number of third-party payors, which are often subject to interpretation, the reimbursement actually received by U.S. hospitals for health care services is sometimes different from their estimates.

The medical system in China is different from that in the United States. Private medical insurance is not generally available to the Chinese population and as a result services and medications provided by our hospital are usually paid for in cash or by the Medicare agencies of the Nanning municipal government and the Guangxi provincial government. Our billing system automatically calculates the reimbursements to which we are entitled based upon regulations promulgated by the Medicare agencies. We bill the Medicare agencies directly for services provided to patients covered by the Medicare programs. Since we bill the Medicare agencies directly, our gross revenues are not reduced by contractual allowances.

We only deal with the Nanning municipal and the Guangxi provincial Medicare agencies, and we are familiar with their regulations pertaining to reimbursements. As a result, there is normally no material difference between the amounts we bill and the amounts we receive for services provided to Medicare patients.

We are in the process of cooperating with Guangxi Construction Engineering Corporation Langdong 8th Group in building a new 800-bed hospital in Nanning, China. We expect the new hospital to be completed by January 2012. The hospital is being constructed by Guangxi Construction Engineering Corporation Langdong 8th Group and, when completed, will be leased by us for a twenty-year term.  The lease payment will be $381,000 during the first year of the lease. The annual lease payments will gradually increase each year such that, during the final year of the lease, our lease payments will be $658,000, based upon current exchange  rates.  Our agreement with Langdong 8th Group requires us to make payments of approximately $5,600,000 to Langdong 8th Group during the construction phase.  As of December 31, 2009 we had paid $4,466,979 towards this amount. We borrowed most of the paid funds from our related company Guangxi Tongji Medicine Co., Ltd.

When the new hospital is complete, we will continue to operate our existing hospital.

We plan to acquire other hospitals and companies involved in the healthcare industry in the People’s Republic of China using cash and shares of our common stock. Substantial capital may be needed for these acquisitions and we may need to raise additional funds through the sale of our common stock, debt financing or other arrangements. We do not have any commitments or arrangements from any person to provide us with any additional capital. Additional capital may not be available to us, or if available, on acceptable terms, in which case we would not be able to acquire other hospitals or businesses in the healthcare industry.

Item 1.	Business - continued

Our Business - continued

Regulations pertaining to our Business

According to the PRC Regulation of Healthcare Institutions, hospitals shall register with the Administration of Health of the local government to obtain the necessary business license for the provision of hospital services. We received our renewed business license from Nanning City government in November of 2007, and this license is valid until November, 2020. Other existing regulations having material effects on our business include those dealing with physician's licensing, usage of medicine and injection, public security in health and medical advertising.

Competition

We compete with eleven government-owned hospitals and three privately owned hospitals in the city of Nanning. We believe that our ability to effectively compete will be the result of:

●	Providing advanced medical facilities and comfortable environments
●	Maintaining the highest level of professional healthcare
●	Maintaining competitive prices for medical treatment and drugs and medications.

Marketing

The majority of healthcare providers in China are government owned and operate at a low level of efficiency.  In addition, and according to China Hospital Administration Association, there are approximately 1500 private hospitals in China in 2009, most of which are independent of each other. The high degree of fragmentation presents an opportunity for acquisition and economies of scale.

To increase our visibility we built several “Tongji Hospital” signs at locations near our hospital and some busy streets in Nanning City. We also send out our experts and medical team to communities to provide free public services including consultation and medical services to attract customers.  Some other marketing activities include media advertising, holiday promotions, telephone services, and reduced fees, etc.

Our revenue was reduced due to the road construction near our hospital during January to September 2009. We increased marketing activities during this time, and when the construction was completed, our revenue in October, November and December of 2009 improved significantly.

In the future we plan to further strengthen our marketing efforts and improve our brand awareness through advertising on newspapers, magazines, television, etc. We will continue to focus on community medical service by maintaining good relationship with our communities, and providing quality medical service to the neighborhood residents. We will set up our marketing department and team to focus on specific market and patients. We understand that the key to success is by providing quality services.

PRC Laws and Regulations Affecting Our Business

Healthcare providers in China are required to comply with many laws and regulations at the national and local government levels. These laws and regulations include the following:

●
We must register with and maintain an operating license from the local Administration of Health. We are subject to review by the local administration of health at least once every three years. If we fail to meet the standards listed below, our license may be revoked.

●	The Licensed Physician Act requires that we only hire doctors who have been licensed by he PRC government.
●	All drugs and medications used in our hospital must be prepared, transported, and used under the supervision of our internal Commission of Drug Affairs Management.
●
All waste material from our hospital must be properly collected, sterilized, deposited, transported and disposed of. We are required to keep records of the origin, type and amount of all waste  materials generated by our hospital.

Item 1.	Business - continued

PRC Laws and Regulations Affecting Our Business - continued

●	We must have at least 20 beds and at least 14 medical professionals on staff, including three doctors and five nurses.
●	We must provide medical services in a variety of areas, including:
o	Surgery
o	Internal Medicine
o	Gynecology
o	Emergency Care
o	Ophthalmology
o	Traditional Chinese Medicine
o	Medical Imaging
o	Physical Therapy

●	We must establish and follow protocols to prevent medical malpractice. The protocols require us to:
o	insure that patients are adequately informed before they consent to medical operations or procedures;
o	maintain complete medical records which are available for review by the patient, physicians and the courts;
o	voluntarily report any event of malpractice to a local government agency;
o	support the medical services we provide in any administrative investigation or litigation.

If we fail to comply with applicable laws and regulations, we could suffer penalties, including the loss of our license to operate.

Before we can acquire a hospital or a company in the healthcare field in the People’s Republic of China we will be required to submit an application to PRC Ministry of Commerce. As part of the application we must submit a number of documents, including:

●	our financial statements and the financial statements of the company we propose to acquire.
●	a copy of the business license of the company we propose to acquire,
●	evidence that the shareholders of the company we propose to acquire have approved the transaction,
●	an appraisal, conducted by an independent party, of the value of the company we propose to acquire.

Our agreements with the Nanning Municipal and the Guangxi Provincial Medicare Funds require us to:

●	Deal with any patient complaints on a timely basis;
●	Follow the Basic Medical Treatment Insurance procedures of the City of Nanning and the Guangxi Province;
●	Report any accident to the Medicare Funds within 72 hours;
●	Determine if patients are eligible for coverage by the Medicare Funds;
●	Control costs by refraining from unnecessary treatments or procedures;
●	Discharge inpatients when their medical condition allows so as not to prolong their stay in the hospital.

Our agreements are renewed annually if approved by the Medicare Funds.

Taxes

In accordance with the relevant tax laws and regulations of PRC, the corporation income tax rate would typically be 33% in the PRC. The Company has received a tax exemption from the taxing authorities in the PRC for corporate enterprise income tax for the years ended 2004 through 2006. Effective 2007, the Company began to be taxed at the rate of 33%. Beginning January 1, 2008, the new Enterprise Income Tax (EIT) law replaced the existing laws for Domestic Enterprises (DES) and Foreign Invested Enterprises (FIEs). The new standard EIT rate of 25% replaced the 33% rate applicable to both DES and FIEs. There were no provisions for income taxes for the fiscal years 2009 and 2008 due to the net loss incurred in both years.

Item 1.	Business - continued

Taxes - continued

In addition, companies in the PRC are required to pay business taxes consisting of 5% of revenue from providing medical treatment, and city construction taxes and educational taxes of 7% and 3% respectively of the business taxes. The Company was exempt from these taxes for the years ending 2006 through 2008. The Company did not apply for exemption in 2009 and started paying business taxes, additional city construction taxes and educational taxes, totaling $98,598 for the fiscal year 2009.

Required Statutory Reserve Funds

In accordance with current Chinese laws, regulations and accounting standards, we are required to set aside as a general reserve at least 10% of our after-tax profits. Appropriations to the reserve account are not required after these reserves have reached 50% of our registered capital. These reserves are created to fund potential operating losses and are not distributable as cash dividends. We are also required to set aside between 5% to 10% of our after-tax profits to the statutory public welfare reserve. In addition and at the discretion of our directors, we may set aside a portion of our after-tax profits for enterprise expansion funds, staff welfare and bonus funds and a surplus reserve. These statutory reserves and funds can only be used for specific purposes and may not be used for dividends.

Employees

As of March 25, 2010 we have 136 employees, consisting of 44 licensed physicians and medical professionals, 44 nurses, 8 pharmacists, and 40 employees in administration and finance. None of our employees are represented by a labor union or similar collective bargaining organization. We believe that our relations with our employees are good.

Item 1A.	Risk Factors.

Not applicable.

Item 1B.	Unresolved Staff Comments.

None.

Item 2.	Properties.

All land in the PRC is owned by the government and cannot be sold to any individual or entity. Instead, the government grants landholders a "land use right" after a purchase price for such "land use right" is paid to the government. The "land use right" allows the holder the right to use the land for a specified long-term period of time and enjoys all the incidents of ownership of the land. The following are the details regarding our land  use rights with regard to the land that we use in our  business.

We lease our two hospital buildings, one for inpatient service and the other for outpatient, from Guangxi Tongji Medicine Co., Ltd, a company controlled by our Chief Executive Officer, Yunhui Yu. The lease on the buildings is renewed annually, with monthly payment RMB 16,439. The rate was negotiated at arm’s length. With the increase of our business, the current properties are not sufficient for our purposes.

We are in the process of cooperating with Guangxi Construction Engineering Corporation Langdong 8th Group in building a new 800-bed hospital in Nanning, China. We expect the new hospital to be completed by January 2012. The hospital is being constructed by Guangxi Construction Engineering Corporation Langdong 8th Group and, when completed, will be leased by us for a twenty-year term.  The lease payment will be $381,000 during the first year of the lease. The annual lease payments will gradually increase each year such that, during the final year of the lease, our lease payments will be $658,000, based upon current exchange  rates.  Our agreement with Langdong 8th Group requires us to make payments of approximately $5,600,000 to Langdong 8th Group during the construction phase.  As of December 31, 2009 we had paid $4,466,979 towards this amount. We borrowed most of the paid funds from our related company Guangxi Tongji Medicine Co., Ltd.

Even when the new hospital is completed, we plan to continue to operate our existing hospital.

Item 3.	Legal Proceedings.

We know of no material, active, pending or threatened proceeding against us or our subsidiaries, nor are we, or any subsidiary, involved as a plaintiff or defendant in any material proceeding or pending litigation.

Item 4.	(Removed and Reserved.)

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

In November 2007 our common stock started trading on the OTC Bulletin Board under the symbol "TONJ.OB". The following table shows the high and low prices for our common stock for the past two fiscal years.

Calendar Quarter	Low Bid	High Bid
2008 First Quarter	$1.15	$3.00
2008 Second Quarter	$0.50	$2.99
2008 Third Quarter	$0.17	$0.85
2008 Fourth Quarter	$0.15	$0.90
2009 First Quarter	$0.08	$2.00
2009 Second Quarter	$0.17	$0.45
2009 Third Quarter	$0.15	$0.35
2009 Fourth Quarter	$0.35	$0.38

Holders of Securities

As of March 29, 2010 we had 41 8 record shareholders and 15,812,191 outstanding shares of common stock. All of our outstanding shares are eligible for sale pursuant to Rule 144.

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

During the year ended December 31, 2009 we did not purchase any shares of our common stock from third parties in a private transaction or as a result of any purchases in the open market. None of our officers or directors,  or any of our principal shareholders purchased any shares of our common stock, on our behalf, from third parties in a private transaction or as a result of purchases in the open market during the year ended December 31, 2009.

Dividends

We have not declared or paid any cash dividends on our common stock since our inception, and our board of directors currently intends to retain all earnings for use in the business for the foreseeable future. Any future payment of dividends will depend upon our results of operations, financial condition, cash requirements and other factors deemed relevant by our board of directors. There are currently no restrictions that limit our ability to declare cash dividends on its common stock and we do not believe that there are any that are likely to do so in the future.

Recent Sales of Unregistered Securities

We did not issue any unregistered securities during the fiscal year 2008 and 2009.

Item 6.	Selected Financial Data.

Not applicable.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements and the notes thereto included elsewhere in this Annual Report on Form 10-K, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of such financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. On an on-going basis, we evaluate these estimates, including those related to useful lives of real estate assets, cost reimbursement income, bad debts, impairment, net lease intangibles, contingencies and litigation. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. There can be no assurance that actual results will not differ from those estimates. The analysis set forth below is provided pursuant to applicable SEC regulations and is not intended to serve as a basis for projections of future events. See “Cautionary Statement Regarding Forward Looking Statements” above.

Overview

Nanning Tongji Hospital, Inc.  ("NTH" or “Tongji Hospital”) was established in Nanning City Guangxi Province of the Peoples Republic of China ("PRC") by the Guangxi Tongji Medical Co. Ltd. and an individual on October 30, 2003.

NTH is a designated hospital for medical insurance in City of Nanning and Guangxi Province. NTH contains specialties in the areas of internal medicine, surgery, gynecology, pediatrics, emergency medicine, ophthalmology, medical cosmetology, rehabilitation, dermatology, otolaryngology, traditional Chinese medicine, medical imaging, anesthesia, acupuncture, physical therapy, health examination, and prevention.

On December 27, 2006, we, through our wholly-owned subsidiary, Tongji, Inc., a Colorado company, acquired 100% of the equity in NTH pursuant to an Agreement and Plan of Merger. We issued 15,652,557 shares of common stock to the shareholders of NTH in exchange for 100% of the issued and outstanding shares of NTH. Accordingly, NTH became the wholly owned subsidiary of Tongji, Inc.  We have been in the business of operating hospitals and providing healthcare services in Nanning, Guangxi Provice of the People’s Republic of China.   Unless otherwise provided, all references to “the Company”, “us”, “we” refer to Tongji Healthcare Group, Inc. and its subsidiaries, Tongji, Inc and  Nanning Tongji Hospital, Inc.

The acquisition of NTH was accounted for as a reverse acquisition under the purchase method of accounting since the shareholders of NTH obtained control of the consolidated entity. Accordingly, the reorganization of the two companies was recorded as a recapitalization of NTH, with NTH being treated as the continuing operating entity.

According to the PRC Regulation of Healthcare Institutions, hospitals shall be subject to register with the Administration of Health of the local government to obtain business license for hospital services. We received our renewed business license from Nanning's government in November of 2007, and this license is valid until November, 2020. Other existing regulations having material effects on our business include those dealing with physician's licensing, usage of medicine and injection, public security in health and medical advertising.

Because we maintain a facility with an excess of 100 beds, we must register with and maintain an operating license from the local Administration of Health. We are subject to be reviewed by the local administration of health at least once every three years. If we fail to meet their standards, our license may be revoked. We are also obligated to provide free services or dispatch our physicians or employees in the event of a need for public assistance. We dedicate a very small percentage of our resources to providing free public services.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations - continued

Overview - continued

We have two main sources of revenue, patient service revenue and other revenue (namely pharmaceutical drug sales). About 50% of drugs and medications we use in the hospital and sell to our patients are purchased from Guangxi Tongji Medicine Co., Ltd., a related company controlled by our Chief Executive Officer, Yunhui Yu, at prevailing market prices pursuant on a supply contract. The rest are from around 30 different suppliers, none of them consisting of more than 10% of our total purchases.

The Company generates revenue from the individuals as well as third-party payers, including PRC government programs and insurance providers, under which the hospital is paid based upon several methodologies including established charges, the cost of providing services, predetermined rates per diagnosis, fixed per diem rates or discounts from established charges. Revenues are recorded at net amounts due from patients, third-party payers and others for healthcare services provided at the time the service is provided. Revenues for pharmaceutical drug sales are recognized upon the drug being administered to a patient or at the time a prescription is filled for a patient that contain an executed prescription slip by a registered physician.

Revenues are recorded at net amounts due from patients and government Medicare funds. The Company's accounting system calculates the expected amounts payable by the government Medicare funds. The Company bills for services provided to Medicare patients through a medical card (the US equivalent to an insurance card). The Company normally receives 90% of the billed amount within 90 days with the remaining 10% upon approval by the end of the year by the PRC government. However, there have not been significant differences between the amounts the Company bills the government Medicare funds and the amounts collected from the Medicare funds.

Difference in the Medical System between the U.S. and China

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

For financial reporting purposes, hospitals in the United States record revenues based upon established billing rates less adjustments for contractual allowances. Revenues are recorded based upon the amounts due from the patients and third-party payors, including federal and state agencies (under the Medicare and Medicaid programs) managed care health plans, health insurance companies, and employers. Estimates of contractual allowances under third-party payor arrangements are based upon the payment terms specified in the related contractual agreements. Third-party payor contractual payment terms are generally based upon predetermined rates per diagnosis, per diem rates, or discounted fee-for-service rates.

Due to the complexities involved in determining amounts ultimately due under reimbursement arrangements with a large number of third-party payors, which are often subject to interpretation, the reimbursement actually received by U.S. hospitals for health care services is sometimes different from their estimates.

The medical system in China is different from that in the United States. Private medical insurance is not generally available to the Chinese population and as a result services and medications provided by our hospital are usually paid for in cash or by the Medicare agencies of the Nanning municipal government and the Guangxi provincial government. Our billing system automatically calculates the reimbursements to which we are entitled based upon regulations promulgated by the Medicare agencies. We bill the Medicare agencies directly for services provided to patients coved by the Medicare programs.

Since we only deal with the Nanning municipal and the Guangxi provincial Medicare agencies we are familiar with their regulations pertaining to reimbursements. As a result, there is normally no material difference between the amounts we bill and the amounts we receive for services provided to Medicare patients.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations - continued

Results of Operation

Comparison of Years Ended December 31, 2009 and 2008

	(Dollars)
	Years Ended December 31,
	2009		2008
Revenue	$1,858,815	100.0%	$2,604,579	100.0%
Operating Expenses	2,081,268	112.0%	2,540,313	97.5%
Income (Loss) from operations	(222,453)	(12.0%)	64,265	2.5%
Interest Expenses, net of income	89,662	4.8%	190,951	7.3%
Net (Loss)	(304,142)	(16.4%)	(131,806)	(5.1%)

Operating Revenue Operating revenue for the fiscal year ended December 31, 2009, which resulted primarily from patient service revenue and other operating revenue (pharmaceutical drug sales), were $1,858,815, a decrease of 29% as compared with the operating revenue of $2,604,579 in the same period ended December 31, 2008.We believe that the decrease was primarily due to the road construction near the hospital which inhibited patient access to the hospital. The roadworks were completed the end of October 2009 , and our revenues started to rebound then. Of the total operating revenue, 35% or $649,306 was from our patient service in 2009, compared to 42% or $1,092,310 from patient service in 2008; and 65% or $1,209,509 from pharmaceutical drug sales in 2009, compared to 58% or $1,512,269 in 2008.

Operating Expenses Operating expenses were $2,081,268 for the fiscal year ended December 31, 2009, a decrease of 18% as compared to $2,540,313 for the same period of 2008. This decrease was primarily due to the decreased cost on medicine and supplies of $623,537 in line with the decline in revenue from patients. The decrease was also partially offset by increase of selling, general and administrative expenses of $428,633 in connection with the increase of salary expenses and the higher accounting and legal expenses.

Selling expenses were at $671,461in 2009, compared to 365,874 in 2008, while G&A expenses were $353,025 in 2009, compared to $229,979 in 2008

Loss from Operations Operating income (loss) was $(222,453) for the fiscal year ended December 31, 2009, as compared with $64,265for the fiscal year ended December 31, 2008. The decrease in income from operations was primarily due to the decrease in operating revenue and increase in G&A expenses as discussed above.

Depreciation expenses Depreciation expenses decreased by $264,141, to $133,918 in fiscal year 2009 as compared to $398,059 in fiscal year 2008. This decrease was due to some of the medical equipment being fully depreciated in the prior year, and almost no purchases of medical equipment in fiscal year 2009.

Interest expenses Interest expenses in fiscal year 2009 were $89,662 as compared to $190,951 in fiscal year 2008, which were related to debts to related parties and capital lease obligation. There was no long-term capital lease in 2009, which caused the decrease in the year-over-year interest expenses.

Income Taxes In accordance with the relevant tax laws and regulations of PRC, the corporation income tax rate would typically be 33% in the PRC. The Company has received a tax exemption from the taxing authorities in the PRC for corporate enterprise income tax for the years ended 2004 through 2006. Effective 2007, the Company began to be taxed at the rate of 33%. Beginning January 1, 2008, the new Enterprise Income Tax (EIT) law replaced the existing laws for Domestic Enterprises (DES) and Foreign Invested Enterprises (FIEs). The new standard EIT rate of 25% replaced the 33% rate applicable to both DES and FIEs. There were no provisions for income taxes for the fiscal years 2009 and 2008 due to the net loss incurred in both years.

In addition, companies in the PRC are required to pay business taxes consisting of 5% of revenue from providing medical treatment, and city construction taxes and educational taxes of 7% and 3% respectively of the business taxes. The Company was exempt from these taxes for the years ending 2006 through 2008. The Company did not apply for exemption in 2009 and started paying business taxes, additional city construction taxes and educational taxes, totaling $98,598 for the fiscal year 2009.

Net Loss As a result of the foregoing, we had net loss of $304,142, for the year ended December 31, 2009, compared with net loss of $131,806 for the year ended December 31, 2008.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations - continued

Liquidity and Capital Resources

The following shows our material sources and (uses) of cash during the periods presented:

	December 31,
	2009	2008

Cash provided by (used in) operations	$(282,135)	$185,707
Purchase of medical equipment	(12,215)	(43,148)
Sale of equipment	7,309	209
Construction of new hospital	(930,002)	(2,344,590)
Net advances from related parties	1,604,806	2,902,878
Issuance of common stock	-	76,788
Capital lease payments	$(345,570)	$(308,037)

Overview

We had net working capital deficit of $5,086,243 at December 31, 2009, an increase of $1,543,007 over a net working capital deficit of $3,543,236 at December 31, 2008.

We incurred a loss from operations of $222,453 for the year ended December 31, 2009, compared to income from operations of $64,265 for the year ended December 31, 2008.  We generated a net loss for the years ended December 31, 2009 and 2008 of $304,142 and $131,806, respectively.

Cash and Cash Equivalent

Our cash and cash equivalents were $61,826 at the beginning of the year ended December 31, 2009 and increased to $103,909 by the end of such period, an increase of $42,083or 68%.   The increase was primarily attributable to increased advances from related parties in funding our operations.

Net cash provided by (used in) operating activities

Net cash used in operating activities was $282,135 for the year ended December 31, 2009, as compared to cash provided by operations of $185,707 for the year of 2008. The significant decrease in our operating revenue as well as decreased other payable contributed to the increased cash usage in operating activities.

Net cash used in investing activities

Net cash used in investing activities was $710,910 for the year ended December 31, 2009, a decrease of $294,854 or 29% from $1,005,764 cash used for the year of 2008. The decrease was primarily attributable to decreased payment on construction and lease back.

Net cash provided by financing activities

Net cash provided by financing activities was 1,035,239 for the year ended December 31, 2009, compared to $858,069 for the year of 2008. The difference was primarily attributable to short-term loan obligation which was paid off in fiscal year 2008.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations - continued

Liquidity and Capital Resources - continued

Related party loans payable/Receivable

Oftentimes, the Company enters into agreements with its related parties in assisting operations of the Company and the related parties. The advanced amounts accrue interest at a rate of 1.5% per annum. The amount of receivable as of December 31, 2009 and 2008 were $44,119 and $268,815. Interest income for the years ended December 31, 2009 and 2008 were $1,915 and $54,048, respectively. As of December 31, 2009 and 2008, $4,742,168 and $3,367,857 were payable to these related parties respectively.  Interest expenses for the years ended December 31, 2009 and 2008 were $54,763 and $144,147, respectively.

Trends, Events and Uncertainties

The China Ministry of Health, as well as other related agencies, have proposed changes to the prices we can charge for medical services, drugs and medications. We cannot predict the impact of these proposed changes since the changes are not fully defined and we do not know whether those proposed changes will ever be implemented or when they may take effect.

We are in the process of cooperating with Guangxi Construction Engineering Corporation Langdong 8th Group in building a new 800-bed hospital in Nanning, China. We expect the new hospital to be completed by January 2012. The hospital is being constructed by Guangxi Construction Engineering Corporation Langdong 8th Group and, when completed, will be leased by us for a twenty-year term.  The lease payment will be $381,000 during the first year of the lease. The annual lease payments will gradually increase each year such that, during the final year of the lease, our lease payments will be $658,000, based upon current exchange  rates.  Our agreement with Langdong 8th Group requires us to make payments of approximately $5,600,000 to Langdong 8th Group during the construction phase.  As of December 31, 2009 we had paid $4,466,979 towards this amount. We borrowed most of the paid funds from our related company Guangxi Tongji Medicine Co., Ltd. When the new hospital is complete, we will continue to operate our existing hospital.

We plan to acquire other hospitals and companies involved in the healthcare industry in the People’s Republic of China using cash and shares of our common stock. Substantial capital may be needed for these acquisitions and we may need to raise additional funds through the sale of our common stock, debt financing or other arrangements. We do not have any commitments or arrangements from any person to provide us with any additional capital. Additional capital may not be available to us, or if available, on acceptable terms, in which case we would not be able to acquire other hospitals or businesses in the healthcare industry.

Other than the factors listed above we do not know of any trends, events or uncertainties that have had or are reasonably expected to have a material impact on our net sales or revenues or income from continuing operations. Our business is not seasonal in nature.

Contractual Obligations and Off-Balance Sheet Arrangements.

We do not have any off-balance sheet items reasonably likely to have a material effect on our financial condition.

Critical accounting policies and estimates

BASIS OF PRESENTATION

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America. The functional currency of our operating subsidiary, Nanning Tongji Hospital Co. Ltd. is Chinese Renminbi (“RMB”); however the accompanying financial statements have been translated and presented in United States Dollars (“USD”).

PRINCIPLES OF CONSOLIDATION

The consolidated financial statements include the accounts of Tongji Healthcare Group, Inc. and its wholly owned subsidiaries Tongji, Inc. and Nanning Tongji Hospital, Inc. All significant intercompany accounts and transactions have been eliminated in consolidation.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations - continued

Critical accounting policies and estimates - continued

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

TRANSLATION ADJUSTMENT

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

The Company records these translation adjustments as accumulated other comprehensive income (loss). Gains and losses from foreign currency transactions are included in other income (expense) in the results of operations. For the years ended December 31, 2009 and 2008, the Company recorded approximately $(1,213) and $33,214 in translation gains (loss) as a result of currency translation.

REVENUE RECOGNITION

The Company's revenue recognition policies are in compliance with Staff Accounting Bulletin 104 (ASC 605). Sales revenue is recognized at the date services has been rendered, when a formal arrangement exists, the price is fixed or determinable, the service is completed, no other significant obligations of the Company exist and collectibility is reasonably assured. Payments received before all of the relevant criteria for revenue recognition are satisfied are recorded as unearned revenue.

The Company generates revenue from the individuals as well as third-party payers, including PRC government programs and insurance providers, under which the hospital is paid based upon several methodologies including established charges, the cost of providing services, predetermined rates per diagnosis, fixed per diem rates or discounts from established charges. Revenues are recorded at net amounts due from patients, third-party payers and others for healthcare services provided at the time the service is provided. Revenues for pharmaceutical drug sales are recognized upon the drug being administered to a patient or at the time a prescription is filled for a patient that contain an executed prescription slip by a registered physician.

Revenues are recorded at net amounts due from patients and government Medicare funds. The Company's accounting system calculates the expected amounts payable by the government Medicare funds. The Company bills for services provided to Medicare patients through a medical card (the US equivalent to an insurance card). The Company normally receives 90% of the billed amount within 90 days with the remaining 10% upon approval by the end of the year by the PRC government. However, there have not been significant differences between the amounts the Company bills the government Medicare funds and the amounts collected from the Medicare funds.

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

The Company has established a reserve for uncollectible of $59,846 and $59,975 as of December 31, 2009 and 2008.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations - continued

Critical accounting policies and estimates - continued

INVENTORIES

Inventories (medicine supplies) are valued on a lower of weighted average cost or market basis.   Inventory includes product cost, inbound freight, warehousing costs and vendor allowances not included as a reduction of advertising expense. The management compares the cost of inventories with the market value and allowance is made for writing down their inventories to market value, if lower.

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

The Company tests long-lived assets, including property, plant and equipment and intangible assets subject to periodic amortization, for recoverability at least annually or more frequently upon the occurrence of an event or when circumstances indicate that the net carrying amount is greater than its fair value. Assets are grouped and evaluated at the lowest level for their identifiable cash flows that are largely independent of the cash flows of other groups of assets. The Company considers historical performance and future estimated results in its evaluation of potential impairment and then compares the carrying amount of the asset to the future estimated cash flows expected to result from the use of the asset. If the carrying amount of the asset exceeds estimated expected undiscounted future cash flows, the Company measures the amount of impairment by comparing the carrying amount of the asset to its fair value. The estimation of fair value is generally measured by discounting expected future cash flows as the rate the Company utilizes to evaluate potential investments. The Company estimates fair value based on the information available in making whatever estimates, judgments and projections are considered necessary. There was no impairment of long-lived assets for the years ended December 31, 2009 and 2008.

BASIC AND DILUTED EARNINGS PER SHARE

Earnings  per share is calculated in accordance with the Statement of financial accounting standards No. 128 (ASC 260). Basic net income (loss) per share is based upon the weighted average number of common shares outstanding. Diluted net income (loss) per share is based on the assumption that all dilutive convertible shares and stock options were converted or exercised. Dilution is computed by applying the treasury stock method. Under this method, options and warrants are assumed to be exercised at the beginning of the period (or at the time of issuance, if later), and as if funds obtained thereby were used to purchase common stock at the average market price during the period.

The Company has not granted any options or warrants during 2009 or 2008, and there are no options or warrants outstanding as of December 31, 2009 and 2008.

SEGMENT REPORTING

Statement of Financial Accounting Standards No. 131 (ASC 280), “Disclosure about Segments of an Enterprise and Related Information”) requires use of the “management approach” model for segment reporting. The management approach model is based on the way a company’s management organizes segments within the company for making operating decisions and assessing performance. Reportable segments are based on products and services, geography, legal structure, management structure, or any other manner in which management disaggregates a company. SFAS 131 (ASC 280) has no effect on the company’s consolidated financial statements as the company consists of one reportable business segment. All revenue is from customers in People’s Republic of China. All of the company’s assets are located in People’s Republic of China.

STATEMENT OF CASH FLOWS

In accordance with Statement of Financial Accounting Standards No. 95 (ASC 230), "Statement of Cash Flows," cash flows from the Company's operations is calculated based upon the local currencies. As a result, amounts related to assets and liabilities reported on the statement of cash flows will not necessarily agree with changes in the corresponding balances on the balance sheet.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations - continued

Critical accounting policies and estimates - continued

RECENT ACCOUNTING PRONOUNCEMENTS

In September 2009, the Financial Accounting Standards Board (“FASB”) issued guidance related to revenue recognition for multiple element deliverables which eliminates the requirement that all undelivered elements must have objective and reliable evidence of fair value before a company can recognize the portion of the consideration that is attributable to items that already have been delivered. Under the new guidance, the relative selling price method is required to be used in allocating consideration between deliverables and the residual value method will no longer be permitted. This guidance is effective prospectively for revenue arrangements entered into or materially modified in 2011 although early adoption is permitted. A company may elect, but will not be required, to adopt the amendments retrospectively for all prior periods. The Company is currently evaluating this guidance and has not yet determined the impact, if any, that it will have on the consolidated financial statements.

In June 2009, the FASB issued ASC 105 (previously SFAS No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles ("GAAP")” - a replacement of FASB Statement No. 162), which will become the source of authoritative accounting principles generally accepted in the United States recognized by the FASB to be applied to nongovernmental entities.

 In June 2009, the FASB issued ASC 855 (previously SFAS No. 165, “Subsequent Events”), which establishes general standards of accounting for and disclosures of events that occur after the balance sheet date but before the financial statements are issued or available to be issued. It is effective for interim and annual periods ending after June 15, 2009. There was no material impact upon the adoption of this standard on the Company’s consolidated financial statements.

In June 2009, the FASB issued ASC 860 (previously SFAS No. 166, “Accounting for Transfers of Financial Assets”) , which requires additional information regarding transfers of financial assets, including securitization transactions, and where companies have continuing exposure to the risks related to transferred financial assets. SFAS 166 eliminates the concept of a “qualifying special-purpose entity,” changes the requirements for derecognizing financial assets, and requires additional disclosures. SFAS 166 is effective for fiscal years beginning after November 15, 2009.  The Company does not believe this pronouncement will impact its financial statements.

In June 2009, the FASB issued ASC 810 (previously SFAS No. 167) for determining whether to consolidate a variable interest entity. These amended standards eliminate a mandatory quantitative approach to determine whether a variable interest gives the entity a controlling financial interest in a variable interest entity in favor of a qualitatively focused analysis, and require an ongoing reassessment of whether an entity is the primary beneficiary.  These amended standards are effective for us beginning in the first quarter of fiscal year 2010 and we are currently evaluating the impact that adoption will have on our consolidated financial statements.

In August 2009, the FASB issued Accounting Standards Update (“ASU”) 2009-05, which amends ASC Topic 820, Measuring Liabilities at Fair Value, which provides additional guidance on the measurement of liabilities at fair value. These amended standards clarify that in circumstances in which a quoted price in an active market for the identical liability is not available, we are required to use the quoted price of the identical liability when traded as an asset, quoted prices for similar liabilities, or quoted prices for similar liabilities when traded as assets. If these quoted prices are not available, we are required to use another valuation technique, such as an income approach or a market approach.  These amended standards became effective for us beginning in the fourth quarter of fiscal year 2009 and are not expected to have a significant impact on our consolidated financial statements.

In September 2009, the FASB issued the FASB Accounting Standards Update No. 2009-08 “Earnings Per Share – Amendments to Section 260-10-S99”,which represents technical corrections to topic 260-10-S99, Earnings per share, based on EITF Topic D-53, Computation of Earnings Per Share for a Period that includes a Redemption or an Induced Conversion of a Portion of a Class of Preferred Stock and EITF Topic D-42, The Effect of the Calculation of Earnings per Share for the Redemption or Induced Conversion of Preferred Stock. The Company does not expect the adoption of this update to have a material impact on its consolidated financial position, results of operations or cash flows.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations - continued

Critical accounting policies and estimates - continued

In September 2009, the FASB issued the FASB Accounting Standards Update No. 2009-09 “Accounting for Investments-Equity Method and Joint Ventures and Accounting for Equity-Based Payments to Non-Employees”. This update represents a correction to Section 323-10-S99-4, Accounting by an Investor for Stock-Based Compensation Granted to Employees of an Equity Method Investee. Additionally, it adds observer comment Accounting Recognition for Certain Transactions Involving Equity Instruments Granted to Other Than Employees to the Codification. The Company does not expect the adoption to have a material impact on its consolidated financial position, results of operations or cash flows.

In September 2009, the FASB issued the FASB Accounting Standards Update No. 2009-12 “Fair Value Measurements and Disclosures Topic 820 – Investment in Certain Entities That Calculate Net Assets Value Per Share (or Its Equivalent)”, which provides amendments to Subtopic 820-10, Fair Value Measurements and Disclosures-Overall, for the fair value measurement of investments in certain entities that calculate net asset value per share (or its equivalent). The amendments in this update permit, as a practical expedient, a reporting entity to measure the fair value of an investment that is within the scope of the amendments in this update on the basis of the net asset value per share of the investment (or its equivalent) if the net asset value of the investment (or its equivalent) is calculated in a manner consistent with the measurement principles of Topic 946 as of the reporting entity’s measurement date, including measurement of all or substantially all of the underlying investments of the investee in accordance with Topic 820. The amendments in this update also require disclosures by major category of investment about the attributes of investments within the scope of the amendments in this update, such as the nature of any restrictions on the investor’s ability to redeem its investments at the measurement date, any unfunded commitments (for example, a contractual commitment by the investor to invest a specified amount of additional capital at a future date to fund investments that will be made by the investee), and the investment strategies of the investees. The major category of investment is required to be determined on the basis of the nature and risks of the investment in a manner consistent with the guidance for major security types in U.S. GAAP on investments in debt and equity securities in paragraph 320-10-50-1B. The disclosures are required for all investments within the scope of the amendments in this update regardless of whether the fair value of the investment is measured using the practical expedient. The Company does not expect the adoption to have a material impact on its consolidated financial position, results of operations or cash flows.

In October 2009, the FASB issued guidance for amendments to FASB Emerging Issues Task Force on EITF Issue No. 09-1 “Accounting for Own-Share Lending Arrangements in Contemplation of a Convertible Debt Issuance or Other Financing” (Subtopic 470-20) “Subtopic”. This accounting standards update establishes the accounting and reporting guidance for arrangements under which own-share lending arrangements issued in contemplation of convertible debt issuance. This Statement is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2009. Earlier adoption is not permitted. The Company does not expect the adoption to have a material impact on its consolidated financial position, results of operations or cash flows.

A variety of proposed or otherwise potential accounting standards are currently under study by standard setting organizations and various regulatory agencies. Due to the tentative and preliminary nature of those proposed standards, management has not determined whether implementation of such proposed standards would be material to the consolidated financial statements.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk.

Not applicable.

Item 8.	Financial Statements and Supplementary Data.

TONGJI HEALTHCARE GROUP, INC.
CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2009

TABLE OF CONTENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors
Tongji Healthcare Group, Inc

We have audited the accompanying consolidated balance sheets of the Tongji Healthcare Group, Inc. as of December 31, 2009 and 2008 and the related statements of operations, stockholders’ equity and cash flows for the years ended December 31, 2009 and 2008, respectively. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Tongji Healthcare Group, Inc. as of December 31, 2009 and 2008 and the results of its operations and its cash flows for years ended December 31, 2009 and 2008, respectively, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company's significant operating losses and insufficient capital raise substantial doubt about its ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Kabani & Company, Inc.

CERTIFIED PUBLIC ACCOUNTANTS

Los Angeles, California
April 13, 2010

TONGJI HEALTHCARE GROUP, INC.
CONSOLIDATED BALANCE SHEETS
AS OF DECEMBER 31, 2009 AND 2008

	2009	2008

ASSETS

Current Assets
Cash and cash equivalents	$103,909	$61,826
Accounts receivable, net	310,666	267,574
Due from related parties	44,119	268,815
Medicine supplies	97,295	144,746
Prepaid expenses and other current assets	61,454	128,761
Total Current Assets	617,442	871,722

Property, Plant and Equipment, net	648,591	779,348

Long Term Prepayment	4,466,979	3,544,097

Capital Lease Deposit	153,572	153,903

TOTAL ASSETS	$5,886,584	$5,349,070

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
Accounts payable and accrued expenses	$325,936	$240,528
Due to related parties	4,742,168	3,367,857
Other payable	193,651	351,499
Deferred gain on sale & lease back	101,716	111,547
Capital lease obiligation-short term	340,214	343,527
Total Current Liabilities	5,703,685	4,414,958

Long Term Liabilities
Capital lease obligation	-	343,922
Deferred gain on sale & lease back	-	101,936
Total Long Term Liabilities	-	445,858

Total Liabilities	5,703,685	4,860,816

STOCKHOLDERS' EQUITY
Preferred stocks; $0.001 par value, 20,000,000 shares authorized and none issued and outstanding	-	-
Common stocks; $0.001 par value, 100,000,000 shares authorized and 15,812,191 shares issued and outstanding as of December 31, 2009 and December 31, 2008 respectively	15,812	15,812
Additional paid in capital	424,968	424,968
Statutory reserve	41,812	41,812
Accumulated Deficit	(374,869)	(70,727)
Accumulated other comprehensive income	75,176	76,389

Total Stockholders' Equity	182,899	488,254

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$5,886,584	$5,349,070

The accompanying notes are an integral part of these consolidated financial statements.

TONGJI HEALTHCARE GROUP, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED DECEMBER 31, 2009 AND 2008

	2009	2008

OPERATING REVENUE
Patient service revenue	$649,306	$1,092,310
Other operating revenue	1,209,509	1,512,269
Total operating revenue	1,858,815	2,604,579

OPERATING EXPENSES
Selling, general and adminstrative expenses	1,024,486	595,853
Medicine and supplies	922,864	1,546,401
Depreciation expenses	133,918	398,059
Total operating expenses	2,081,268	2,540,313

INCOME (LOSS) FROM OPERATIONS	(222,453)	64,265

OTHER INCOME (EXPENSE)
Other income (expense)	7,973	(5,121)
Interest expense, net of income	(89,662)	(190,951)
Total Other Expense	(81,689)	(196,072)

NET LOSS	(304,142)	(131,806)

Foreign currency translation gain(loss)	(1,213)	33,214

NET COMPREHENSIVE LOSS	$(305,355)	$(98,592)

NET LOSS PER BASIC AND DILUTED SHARES	$(0.02)	$(0.01)
WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	15,812,191	15,759,550

Basic and diluted weighted average shares outstanding are the same as there is no anti-dilutive effect.

The accompanying notes are an integral part of these consolidated financial statements.

TONJI HEALTHCARE GROUP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2009 AND 2008

	2009	2008
Cash flows from operating activities:
Net loss	$(304,142)	$(131,806)
Adjustments to reconcile net loss to
Net cash provided by (used in) operating activities:
Depreciation and amortization	133,918	398,059
Allowance for doubtful accounts	-	1,623
Increase/(decrease) in assets and liabilities:
Accounts receivable	(43,643)	37,573
Medical supplies	47,115	17,703
Prepaid expense and other current assets	66,994	(144,451)
Accounts payable and accrued expenses	104,062	(49,769)
Unearned revenue	(111,247)	(109,846)
Other payables	(175,192)	166,621
Total adjustment	22,007	317,514

Net Cash Provided By (Used in) Operating Activities	(282,135)	185,707

Cash flows from investing activities:
Acquisitions of fixed assets	(12,215)	(43,148)
Disposals of fixed assets	7,309	209
Long term prepayments	(930,002)	(2,344,590)
Due from related parties	223,998	1,381,765

Net Cash Used in Investing Activities	(710,910)	(1,005,764)

Cash flows from financing activities:
Payment of note payable	-	(431,795)
Issurance of stock	-	76,788
Payments of capital lease	(345,570)	(308,037)
Due to related parties	1,380,809	1,521,113

Net Cash Provided by Financing Activities	1,035,239	858,069

Effects of foreign currency translation	(110)	649

Net Increase (decrease) in Cash and Cash Equivalents	42,083	38,661

Cash and Cash Equivalents-Beginning of Period	61,826	23,165

Cash and Cash Equivalents-Ending of Period	$103,909	$61,826

Cash Paid During the Year for:
Income taxes	$-	$-
Interest paid	$36,910	$101,039

The accompanying notes are an integral part of these consolidated financial statements.

TONGJI HEALTHCARE GROUP, INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
FOR THE YEARS ENDED DECEMBER 31, 2009 AND 2008

			Additional		Retained Earnings/ (Accumulated Deficit)	Accumulated Other	Total
	Common Stock		Paid In	Statutory		Comprehensive	Shareholders'
	Shares	Amount	Capital	Reserve		Income/(Loss)	Equity

Balance as of December 31, 2007	15,652,357	$15,652	$347,348	$41,812	$61,079	$43,174	$509,065

Shares issued for cash	177,834	178	77,602	-	-	-	77,780

Shares cancelled	(18,000)	(18)	18	-	-	-	-

Foreign exchange translation gain	-	-	-	-	-	33,214	33,214

Net loss for the year ended December 31, 2008	-	-	-		(131,806)	-	(131,805)

Balance as of December 31, 2008	15,812,191	15,812	424,968	41,812	(70,727)	76,389	488,254

Foreign exchange translation loss	-	-	-	-	-	(1,213)	(1,213)

Net loss for the year ended December 31, 2009	-	-	-	-	(304,142)	-	(304,142)

Balance as of December 31, 2009	15,812,191	$15,812	$424,968	$41,812	$(374,869)	$75,176	$182,899

The accompanying notes are an integral part of these consolidated financial statements.

TONGJI HEALTHCARE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2009

NOTE 1- ORGANIZATION

Nanning Tongji Hospital, Inc. ("NTH") was established in Nanning in the province of Guangxi of the Peoples Republic of China ("PRC") by the Nanning Tongji Medical Co. Ltd. and an individual on October 30, 2003.

NTH is a government authorized hospital to accept medical insurance in City of Nanning and Guangxi Province. NTH contains specialties in the areas of internal medicine, surgery, gynecology, pediatrics, emergency medicine, ophthalmology, medical cosmetology, rehabilitation, dermatology, otolaryngology, traditional Chinese medicine, medical imaging, anesthesia, acupuncture, physical therapy, health examination, and prevention.

On December 19, 2006, the officers of NTH filed Articles of Incorporation in the State of Nevada which was approved on December 19, 2006 to create Tongji Healthcare Group, Inc. a Nevada corporation (the "Company") and also established Tongji, Inc., a Colorado corporation ("Tongji") a wholly owned subsidiary of the Company.

On December 27, 2006, Tongji acquired 100% of the equity in NTH pursuant to an Agreement and Plan of Pursuant to the acquisition of NTH, it became the wholly owned subsidiary of Tongji. The Company incorporated with 50,000,000 shares of common stock and 20,000,000 shares of preferred stock both with a par value of $0.001. The Company issued 15,652,557 shares of common stock to the shareholders of NTH in exchange for 100% of the issued and outstanding shares of NTH. Thereafter and for purposes of these consolidated financial statements the "Company" and "NTH" are used to refer to the operations of Nanning Tongji Hospital Co. Ltd.

The acquisition of NTH was accounted for as a reverse acquisition under the purchase method of accounting since the shareholders of NTH obtained control of the consolidated entity. Accordingly, the reorganization of the two companies was recorded as a recapitalization of NTH, with NTH being treated as the continuing operating entity.

According to the PRC Regulation of Healthcare Institutions, hospitals shall be subject to register with the Administration of Health of the local government to obtain their license for hospital service operation. The Company received its renewed operation license from Nanning's government in November of 2007, and this license remains valid until the next scheduled renewing date of November, 2020.

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

TONGJI HEALTHCARE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2009

NOTE 2- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - continued

TRANSLATION ADJUSTMENT

The Company's functional currency is the Chinese Renminbi (RMB), while the reporting currency is the US Dollar. Capital accounts of the consolidated financial statements are translated into United States dollars from RMB with their historical exchange rates when the capital transactions occurred. Assets and liabilities are translated with the exchange rates as of the balance sheet date. Income and expenditures are translated using the average exchange rate of the year. The RMB is not freely convertible into foreign currency and all foreign currency exchange transactions must take place through authorized institutions. No representation is made that the RMB amounts could have been, or could be, converted into US dollar at the rates used in translation.

The Company records these translation adjustments as accumulated other comprehensive income (loss). Gains and losses from foreign currency transactions are included in other income (expense) in the results of operations. For the years ended December 31, 2009 and 2008, the Company recorded approximately $(1,213) and $33,214 in translation gains (loss) as a result of currency translation respectively.

REVENUE RECOGNITION

The Company's revenue recognition policy is in compliance with Staff Accounting Bulletin 104 (ASC 605). Sales revenue is recognized at the date services has been rendered, when a formal arrangement exists, the price is fixed or determinable, the service is completed, no other significant obligations of the Company exist and collectability is reasonably assured. Payments received before all of the relevant criteria for revenue recognition are satisfied are recorded as unearned revenue.

The Company generates revenue from the individuals as well as third-party payers, including PRC government programs and insurance providers, under which the hospital is paid based upon several methodologies including established charges, the cost of providing services, predetermined rates per diagnosis, fixed per diem rates or discounts from established charges. Revenues are recorded at net amounts due from patients, third-party payers, and others for the healthcare services provided. Revenues for pharmaceutical drug sales are recognized upon the drug being administered to a patient or at the time a prescription is fulfilled for a patient with an executed prescription slip from a registered physician.

Revenues are recorded at net amounts due from patients and government Medicare funds. The Company's accounting system calculates the expected amounts payable by the government Medicare funds. The Company bills for services provided to Medicare patients through a medical insurance card. There have not been significant differences between the amounts the Company bills the government Medicare funds and the amounts collected from the Medicare funds.  The difference between the amount billed to the government Medicare funds and the amount collected from the government Medicare funds are booked into contra revenue account.

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

The Company has established a reserve for uncollectible of $59,846 and $59,975 as of December 31, 2009 and 2008, respectively.

INVENTORIES

Inventories (medicine supplies) are valued on a lower of weighted average cost or market basis.   Inventory includes product cost, inbound freight, warehousing costs and vendor allowances not included as a reduction of advertising expense. The management compares the cost of inventories with the market value and allowance is made for writing down their inventories to market value, if it is lower.

TONGJI HEALTHCARE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2009

NOTE 2- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - continued

PREPAID EXPENSES AND OTHER CURRENT ASSETS

Prepaid expenses and other current assets consisted of the following as of December 31, 2009 and 2008:

	2009	2008
Other receivable	$35,293	$54,364
Advance to suppliers	26,161	38,486
Prepaid expense	-	35,911
Total	$61,454	$128,761

 Prepaid expenses include amounts paid for the business plan and design fees for a new hospital under construction.

ADVERTISING COSTS

The Company expenses the costs associated with advertising as incurred. Advertising expenses for the years ended December 31, 2009 and 2008 of $113,673 and $184,484, respectively are included in selling and promotional expenses in the statements of income. Advertising costs include marketing brochures and an advertising campaign to the public.

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

The Company tests long-lived assets, including property, plant and equipment and intangible assets, for recoverability at least annually or more frequently upon the occurrence of an event or when circumstances indicate that the net carrying amount is greater than its fair value. Assets are grouped and evaluated at the lowest level for their identifiable cash flows that are largely independent of the cash flows of other groups of assets. The Company considers historical performance and future estimated results in its evaluation of potential impairment and then compares the carrying amount of the asset to the future estimated cash flows expected to result from the use of the asset. If the carrying amount of the asset exceeds estimated expected undiscounted future cash flows, the Company measures the amount of impairment by comparing the carrying amount of the asset to its fair value. The estimation of fair value is generally measured by discounting expected future cash flows as the rate the Company utilizes to evaluate potential investments. The Company estimates fair value based on the information available in making whatever estimates, judgments and projections are considered necessary. There was no impairment of long-lived assets for the years ended December 31, 2009 and 2008.

BASIC AND DILUTED EARNINGS PER SHARE

Earnings per share (EPS) is calculated in accordance with the Statement of financial accounting standards No. 128 (ASC 260). Basic net income (loss) per share is based upon the weighted average number of common shares outstanding. Diluted net income (loss) per share is based on the assumption that all dilutive convertible shares and stock options were converted or exercised. Dilution is computed by applying the treasury stock method. Under this method, options and warrants are assumed to be exercised at the beginning of the period (or at the time of issuance, if later), and as if funds obtained thereby were used to purchase common stock at the average market price during the period.

The Company has not granted any options or warrants during 2009 or 2008, and there are no options or warrants outstanding as of December 31, 2009 and 2008.  Therefore, the basic and diluted EPS are the same.

INCOME TAXES

The Company adopts SFAS No.109 (ASC 740), “Accounting for Income Taxes,” which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred income taxes are recognized for the tax consequences in future years of differences between the tax bases of assets and liabilities and their financial reporting amounts at each period end based on enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized.

TONGJI HEALTHCARE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2009

NOTE 2- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - continued

INCOME TAXES - continued

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

SEGMENT REPORTING

Statement of Financial Accounting Standards No. 131 (ASC 280), “Disclosure about Segments of an Enterprise and Related Information”) requires use of the “management approach” model for segment reporting. The management approach model is based on the way a company’s management organizes segments within the company for making operating decisions and assessing performance. Reportable segments are based on products and services, geography, legal structure, management structure, or any other manner in which management disaggregates a company. SFAS 131 (ASC 280) has no effect on the company’s consolidated financial statements as the company consists of one reportable business segment. All revenue is from customers in People’s Republic of China. All of the company’s assets are located in People’s Republic of China.

STATEMENT OF CASH FLOWS

In accordance with Statement of Financial Accounting Standards No. 95 (ASC 230), "Statement of Cash Flows," cash flows from the Company's operations is calculated based upon the local currencies. As a result, amounts related to assets and liabilities reported on the statement of cash flows will not necessarily agree with changes in the corresponding balances on the balance sheet.

RECENT ACCOUNTING PRONOUNCEMENTS

In September 2009, the Financial Accounting Standards Board (“FASB”) issued guidance related to revenue recognition for multiple element deliverables which eliminates the requirement that all undelivered elements must have objective and reliable evidence of fair value before a company can recognize the portion of the consideration that is attributable to items that already have been delivered. Under the new guidance, the relative selling price method is required to be used in allocating consideration between deliverables and the residual value method will no longer be permitted. This guidance is effective prospectively for revenue arrangements entered into or materially modified in 2011 although early adoption is permitted. A company may elect, but will not be required, to adopt the amendments retrospectively for all prior periods. The Company is currently evaluating this guidance and has not yet determined the impact, if any, that it will have on the consolidated financial statements.

In June 2009, the FASB issued ASC 105 (previously SFAS No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles ("GAAP")” - a replacement of FASB Statement No. 162), which will become the source of authoritative accounting principles generally accepted in the United States recognized by the FASB to be applied to nongovernmental entities.

In June 2009, the FASB issued ASC 855 (previously SFAS No. 165, “Subsequent Events”), which establishes general standards of accounting for and disclosures of events that occur after the balance sheet date but before the financial statements are issued or available to be issued. It is effective for interim and annual periods ending after June 15, 2009. There was no material impact upon the adoption of this standard on the Company’s consolidated financial statements.

TONGJI HEALTHCARE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2009

NOTE 2- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - continued

RECENT ACCOUNTING PRONOUNCEMENTS - continued

In June 2009, the FASB issued ASC 860 (previously SFAS No. 166, “Accounting for Transfers of Financial Assets”) , which requires additional information regarding transfers of financial assets, including securitization transactions, and where companies have continuing exposure to the risks related to transferred financial assets. SFAS 166 eliminates the concept of a “qualifying special-purpose entity,” changes the requirements for derecognizing financial assets, and requires additional disclosures. SFAS 166 is effective for fiscal years beginning after November 15, 2009.  The Company does not believe this pronouncement will impact its financial statements.

In June 2009, the FASB issued ASC 810 (previously SFAS No. 167) for determining whether to consolidate a variable interest entity. These amended standards eliminate a mandatory quantitative approach to determine whether a variable interest gives the entity a controlling financial interest in a variable interest entity in favor of a qualitatively focused analysis, and require an ongoing reassessment of whether an entity is the primary beneficiary.  These amended standards are effective for us beginning in the first quarter of fiscal year 2010 and we are currently evaluating the impact that adoption will have on our consolidated financial statements.

In August 2009, the FASB issued Accounting Standards Update (“ASU”) 2009-05, which amends ASC Topic 820, Measuring Liabilities at Fair Value, which provides additional guidance on the measurement of liabilities at fair value. These amended standards clarify that in circumstances in which a quoted price in an active market for the identical liability is not available, we are required to use the quoted price of the identical liability when traded as an asset, quoted prices for similar liabilities, or quoted prices for similar liabilities when traded as assets. If these quoted prices are not available, we are required to use another valuation technique, such as an income approach or a market approach.  These amended standards became effective for us beginning in the fourth quarter of fiscal year 2009 and are not expected to have a significant impact on our consolidated financial statements.

RECLASSIFICATIONS

Certain reclassifications have been made in prior years' financial statements to conform to classifications used in the current year.

GOING CONCERN

The accompanying consolidated financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the company as a going concern.  However, the Company has an accumulated deficit of $374,869 as of December 31, 2009  and the Company is in default of the terms of Senior Security Note as of December 31, 2009.  In view of the matters described above, recoverability of a major portion of the recorded asset amounts shown in the accompanying consolidated balance sheet is dependent upon continued operations of the company, which in turn is dependent upon the Company’s ability to raise additional capital, obtain financing and succeed in its future operations, The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

Management has taken certain restructuring steps to provide the necessary capital to continue its operations. These steps included: 1) acquire profitable operations; and 2) to continue actively seeking additional funding and 3) control the operating expenses.

NOTE 3- PROPERTY & EQUIPMENT

Property & equipment as of December 31, 2009 and 2008 comprised of the following:

	Estimated Useful Lives (Years)	2009	2008
Office equipment	5-10	$73,398	$80,320
Medical equipment	5	1,104,958	1,103,494
Fixtures	10	113,947	106,353
Vehicles	5	40,725	40,813
		1,333,028	1,330,980

Less: accumulated depreciation		(684,437)	(551,632)

Property and equipment, net		$648,591	$779,348

Depreciation expense charged to operations was $133,918 and $398,059 for the years ended December 31, 2009 and 2008, respectively.

TONGJI HEALTHCARE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2009

NOTE 4- LONG TERM PREPAYMENT

As of December 31, 2009 and 2008, the Company had long term prepayment amounted to $4,466,979 and $3,544,097 respectively. It is a prepayment for leasing of a new constructing hospital. The new hospital is expected to be finished in 2012.

The Company will amortize the long term prepayment after the hospital construction finish.

NOTE 5- MEDICINE SUPPLIES

Medicine supplies consisted of the following as of December 31, 2009 and 2008:

	2009	2008
Western medicine	$82,840	$3,543
Traditional Chinese medicine	14,455	141,203
Total	$97,295	$144,746

NOTE 6 - MAJOR CUSTOMERS AND SUPPLIERS

The Company had one supplier that accounted for 50% of purchase for the year ended December 31, 2009. Accounts payable from this major supplier was $109,144 as of December 31, 2009.

The Company had two suppliers that accounted for 20% and 15% of purchase for the year ended December 31, 2008. Accounts payable from these major suppliers were $27,995 and $4,686 as of December 31, 2008.

The Company had two major customers for the years ended December 31, 2009 and 2008: Nanning Social Insurance Center and Guangxi Province Social Insurance Center. Nanning Social Insurance Center accounted for 33% and 23% of revenue for the years ended December 31, 2009 and 2008. Guangxi Province Social Insurance Center accounted for 4% and 16% of revenue for the years ended December 31, 2009 and 2008, respectively.

As of December 31, 2009 and 2008, accounts receivable due from Nanning Social Insurance Center was approximately $205,039 and $171,247 respectively. As of December 31, 2009 and 2008, accounts receivable due from Guangxi Province Social Insurance Center was approximately $102,520 and $96,327 respectively.

NOTE 7- CAPITAL LEASE OBLIGATIONS

Lease Deposit

The lease deposit as of December 31, 2009 and 2008 and were $153,572 and $153,903 respectively. It will be due in November 2010.

Deferred Gain on Sale and Lease Back

The total gain on sale and lease back was $333,920. According to SFAS 13 (ASC 840) "Accounting for Leases" this gain is deferred and amortized over the Lease term of 36 months. Accordingly, $111,247 and $109,846 were amortized for the years ended December 31, 2009 and 2008 respectively.

TONGJI HEALTHCARE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2009

NOTE 7- CAPITAL LEASE OBLIGATIONS - continued

The deferred revenue outstanding as of December 31, 2009 and 2008 were as follows:

	2009	2008
Current	$101,716	$111,547
Long term	-	101,936
Total	$101,716	$213,483

Capital Lease Obligations

In 2007, the Company leased various equipments under capital leases expiring in 2010. The assets and liabilities under capital leases are recorded at the lower of the present value of the minimum lease payments or the fair value of the asset. The assets are depreciated over the lesser of their related lease terms or their estimated productive lives. Depreciation of assets under capital leases was included in depreciation expense for the year ended December 31, 2009.

Aggregate minimum future lease payments under capital leases for the lease term after December 31, 2009 are as follows:

2010	$351,124
Total	$351,124

Capital lease obligations represent the following at December 31, 2009 and 2008:

	2009	2008
Total minimum lease payments	$351,124	$751,521
Less : Interest expense relating to future periods	(10,910)	(64,073)
Present value of the minimum lease payments	340,214	687,448
Less: current portion	(340,214)	(343,526)
Non-current portion	$-	$343,922

The following is a summary of fixed assets held under capital leases at December 31, 2009 and 2008:

	2009	2008
Medical Equipment	$1,023,811	$1,026,017
Less: accumulated depreciation	(471,264)	(376,977)
Capital leased fixed assets, Net	$552,547	$649,040

NOTE 8- OTHER PAYABLE

Other payable as of December 31, 2009 and 2008 consists of the following:

	2009	2008
Advance from customers	$6,083	$5,397
Welfare payable	73,687	84,161
Other payable	113,881	261,941
Total	$193,651	$351,499

TONGJI HEALTHCARE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2009

NOTE 9- STOCKHOLDERS' EQUITY

Common Stock

As of December 31, 2009 and 2008, the Company has 100,000,000 shares of common stock authorized with a par value of $0.001.

During the period ended December 31, 2008, the company issued 177,834 shares for $77,780 and cancelled 18,000 previously issued shares issued in error. The company did not issue any shares during the years ended December 31, 2009.

The Company has not granted any options or warrants during 2009 or 2008, and there are no options or warrants outstanding as of December 31, 2009 and 2008.

Preferred Stock

As of December 31, 2009 and 2008, the Company has 20,000,000 shares of preferred stock authorized with a par value of $0.001. There are no shares issued and outstanding as of December 31, 2009.

Statutory Reserves

As stipulated by the Company Law of the People’s Republic of China (PRC), net income after taxation can only be distributed as dividends after appropriation has been made for the following:

i.	Making up cumulative prior years’ losses, if any;

ii.
Allocations to the “Statutory surplus reserve” of at least 10% of income after tax, as determined under PRC accounting rules and regulations, until the fund amounts to 50% of the Company’s registered capital;

iii.
Allocations of 5-10% of income after tax, as determined under PRC accounting rules and regulations, to the Company’s “Statutory common welfare fund”, which is established for the purpose of providing employee facilities and other collective benefits to the Company’s employees; and

iv.	Allocations to the discretionary surplus reserve, if approved in the stockholders’ general meeting.

Pursuant to the new Corporate Law effective on January 1, 2006, there is now only one "Statutory surplus reserve" requirement. The reserve is 10 percent of income after tax, not to exceed 50 percent of registered capital.

The Company did not appropriate reserve for the statutory surplus reserve for the years ended December 31, 2009 and 2008.

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

A reconciliation of the effective income tax rate is as follows:

	2009	2008
Tax at U.S. Federal rate	34%	34%
U.S. tax exemption	(34%)	(34%)
	0%	0%
PRC Tax rate	25%	25%
Valuation allowance	(25%)	(25%)
Current tax provision	0%	0%

TONGJI HEALTHCARE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2009

NOTE 10- PROVISION FOR INCOME TAXES - continued

Deferred tax assets:

	2009	2008
Net Operating Loss Carry forwards	$170,224	$-
Total deferred tax assets	42,556	111,933
Less: Valuation Allowance	(42,556)	(111,933)
Net Deferred Tax Assets	$-	$-

The company had a net operating loss ("NOL") carry forwards of approximately $170,224 and $0 for the year ended December 31, 2009 and 2008, respectively. A 100% valuation allowance has been recorded for the deferred tax asset due to the uncertainty of its realization.

NOTE 11- RELATED PARTY TRANSACTIONS

Due from/to Related Parties

The Company has entered into agreements with Nanning Tongji Chain Pharmacy Co. Ltd. ,Guangxi Tongji Medicine Co. Ltd. and Nanning Switch Factory whereby the Company from time to time will advance amounts to assist them in their operations. The three companies have common major shareholders. The advanced amounts accrue interest at a rate of 1.5% per annum. The amount of receivable as of December 31, 2009 and 2008 were $44,119 and $268,815. Interest income for the years ended December 31, 2009 and 2008 were $1,915 and $54,048, respectively.

The Company has entered into an agreement with the Chairman and the shareholder of the Company, Nanning Tongji Chain Pharmacy Co. Ltd. ,Guangxi Tongji Medicine Co. Ltd. and Nanning Tongji Electric Coating Factory, whereby the Company from time to time will be advanced amounts to assist them in their operations. The advanced amounts accrue interest at a rate of 1.5% per annum. As of December 31, 2009 and 2008, $4,742,168 and $3,367,857 were payable to these related parties respectively.  Interest expenses for the years ended December 31, 2009 and 2008 were $54,763 and $144,147, respectively.

Rental

The Company has entered into a lease agreement for their hospital with Guangxi Tongji Medicine Co. Ltd that expires December 2008. The Company renewed the lease for additional 6 years at monthly rate of $2,403 (RMB16,439). The company also in the process of cooperating with Guangxi Construction Engineering Corporation Langdong 8th Group in building a new 800-bed hospital in Nanning, China. It expects the new hospital to be completed by January 2012. The hospital is being constructed by Guangxi Construction Engineering Corporation Langdong 8th Group and, when completed, will be leased by the company for a twenty-year term.  The lease payment will be $380,067 during the first year of the lease. The annual lease payments will gradually increase each year. Based on the exchange rate at December 31, 2009, minimum future 5 years lease payments are as follows:

2010	$28,837
2011	28,837
2012	408,904
2013	423,521
2014	438,139
Total	$1,328,238

Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 9A.	Controls and Procedures.

See item 9A (T).

Item 9A(T).	Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

The Company maintains a set of disclosure controls and procedures designed to ensure that information required to be disclosed by the Company in the reports filed under the Securities Exchange Act, is recorded, processed, summarized and reported within the time periods specified by the SEC's rules and forms. Disclosure controls are also designed with the objective of ensuring that this information is accumulated and communicated to the Company's management, including the Company's chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Pursuant to Rule 13a-15(b) under the Exchange Act, the Company carried out an evaluation with the participation of the Company’s management, including Yunhui Yu, the Company’s chief executive officer, and Weidong Huang, the Company’s chief financial officer, of the effectiveness of the Company’s disclosure controls and procedures (as defined under Rule 13a-15(e) under the Exchange Act) as of the fiscal year ended December 31, 2009. Based upon that evaluation, the Company’s chief executive officer and chief financial officer concluded that the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports that the Company files or submits under the Exchange Act, is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Our chief executive officer and chief financial officer also concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed in the reports required to be filed or submitted under the Exchange Act is accumulated and communicated to the our management, including our chief executive officer and chief financial officer, to allow timely decisions regarding required disclosure.

Management’s Report on Internal Control over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal control over our financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act.   The Company’s management is also required to assess and report on the effectiveness of the Company’s internal control over financial reporting in accordance with Section 404 of the Sarbanes-Oxley Act of 2002 (“Section 404”).    Internal control over financial reporting is a process to provide reasonable assurance regarding the reliability of the Company’s  financial reporting for external purposes in accordance with generally accepted accounting principles. Internal control over financial reporting includes policies and procedures that: (i) pertain to maintaining records that in reasonable detail accurately and fairly reflect the Company’s transactions; (ii) provide reasonable assurance that transactions are recorded as necessary for preparation of the Company’s financial statements and that receipts and expenditures of company assets are made in accordance with management authorization; and (iii) provide reasonable assurance that unauthorized acquisition, use or disposition of company assets that could have a material effect on our financial statements would be prevented or detected on a timely basis.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies and procedures may deteriorate.

Item 9A(T).	Controls and Procedures. - continued

Management’s Report on Internal Control over Financial Reporting - continued

The Company’s management assessed the effectiveness of our internal control over financial reporting as of December 31, 2009. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework. This evaluation was conducted by Yunhui Yu, the Company’s chief executive officer, and Weidong Huang, the Company’s chief financial officer. Based on its assessment, the Company’s management believes that, as of December 31, 2009, the Company’s internal control over financial reporting is effective based on those criteria.

This annual report does not include an attestation report of the Company’s registered accounting firm regarding internal control over financial reporting. The management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission.

Changes in Internal Control over Financial Reporting

No changes in the Company's internal control over financial reporting has come to management's attention during the Company's last fiscal quarter that have materially affected, or are likely to materially affect, the Company's internal control over financial reporting.

Limitations on Controls

Management does not expect that the Company's disclosure controls and procedures or the Company's internal control over financial reporting will prevent or detect all error and fraud. Any control system, no matter how well designed and operated, is based upon certain assumptions and can provide only reasonable, not absolute, assurance that its objectives will be met. Further, no evaluation of controls can provide absolute assurance that misstatements due to error or fraud will not occur or that all control issues and instances of fraud, if any, within the Company have been detected.  The Company's disclosure controls and procedures are designed to provide reasonable assurance of achieving their objectives and the Company's chief executive officer and chief financial officer have concluded that the Company's disclosure controls and procedures are effective at that reasonable assurance level.

Item 9B.	Other Information.

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.

The following are our officers and directors as of the date of this prospectus. All our officers and directors are residents of the PRC and, therefore, it may be difficult for investors to effect service of process within the U.S. upon them or to enforce judgments against them obtained from the U.S. courts.

The following table sets forth certain information concerning our directors and executive officers:

Name	Age	Position

Yunhui Yu	46	Chairman of the board, chief executive officer, president
Weidong Huang	39	Chief financial officer
Jinsong Zhang	41	Chief Administrative Officer
Jingxi Lu	63	Vice President and a Director
Jialin Zhang	68	Vice President and a Director
Lin Lin	63	Vice President and a Director
Xiangwei Zeng	66	Vice President and a Director

Yunhui Yu is our founder and has been our Chief Executive Officer, President and one of our directors since October 2003. Since October 1999 Mr. Yu has also been the Chief Executive Officer and a director of Guangxi Tongji Medicine Co., Ltd., an affiliated company which operates pharmacies in China. Mr. Yu received his bachelor's degree in medicine from the First Military Medical University of the People's Liberation Army of China in August 1984. Mr. Yu holds a license as a physician from the Chinese Ministry of Health.

Weidong Huang has been our Chief Financial and Accounting Officer since May of 2006. Between April 2005 and May 2006 Mr. Huang was vice project general manager at the Capital Hotel Group. Between April 2004 and March 2005, Mr. Huang was the financial director at the Changsha InBev Baisha Beer Group, a brewery in China. Between November 2002 and April of 2004, Mr. Huang was vice president at Jingfang Investment & Management Consulting Co., Ltd. Between November 1996 and November 2002 Mr. Huang was the financial controller at Blue Ribbon Beer Brewery Co., Ltd, a brewery in China. Mr. Huang received his master's degree from Capital University of Economics and Business in July of 1995. Mr. Huang holds a license as a certified public accountant from the Chinese Institute of Certified Public Accountants and is licensed as a securities broker with the Securities Association of China.

Jinsong Zhang has been our Chief Administrative Officer since February 2006. Between August 2000 and January 2006 Mr. Jing-song was a director in the Naning New & High Tech Industrial Development Zone administration commission. Mr. Zhang received his bachelor's degree in engineering from the Electronic Engineering Institute of the Peoples Liberation Army in August 1987.

Jingxi Lu has been one of our vice presidents since January 2004. In October 2006 Mr. Lv became one of our directors. Between July 1973 and December 2003 Mr. Lv was an orthopaedic surgeon at the Nanning No.1 People's Hospital. Mr. Lv received his bachelor's degree from Guangxi Medicine University in August 1968 and holds a license as a physician from the Chinese Ministry of Health.

Jialin Zhang has been one of our vice presidents since October 2004. In October 2006 Mr. Zhang became one of our directors. Between 1964 and October 2004, Mr. Zhang was a surgeon at several hospitals, including the People's Hospital of Du'an county and the Red Cross Hospital. Mr. Zhang received his bachelor's degree from Guangxi Medicine University in August 1964 and holds a license as physician from the Chinese Ministry of Health.

Item 10.	Directors, Executive Officers and Corporate Governance. - continued

Lin Lin has been one of our vice presidents since May 2005. In October 2006 Mr. Lin became one of our directors. Between February 1977 and May 2005 Mr. Lin was the director of Internal Medicine at the Guangxi Ethical Hospital. Mr. Lin received a bachelor's degree from Guangxi Medicine University in July 1968 and holds a license as a physician from the Chinese Ministry of Health.

Xiangwei Zeng has been one of our vice presidents since March 2005. In October 2006 Mr. Zeng became one of our directors. Between 2000 and December 2004, Mr. Zeng was the director of physicians at the Guanxi Medicine University Hospital. Mr. Zeng received his bachelor's degree from Guangxi Medicine University in July of 1967 and holds a license as a physician from the Chinese Ministry of Health.

None of our directors are independent as that term is defined by the rules of the New York Stock Exchange.

Directors serve in such capacity until the next annual meeting of our stockholders and until their successors have been elected and qualified. Our officers serve at the discretion of our Board of Directors, until their death, or until they resign or have been removed from office.

Compensation Committee Interlocks and Insider Participation

Our directors act as our compensation committee. During the year ended December 31, 2009, all of our directors participated in deliberations concerning executive officer compensation.

There are no family relationships among our directors or officers.

To our knowledge, during the last ten years, none of our directors and executive officers (including those of our subsidiaries) has:

●	Had a bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time.

●	Been convicted in a criminal proceeding or been subject to a pending criminal proceeding, excluding traffic violations and other minor offenses.

●
Been subject to any order, judgment or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities.

●
Been found by a court of competent jurisdiction (in a civil action), the SEC, or the Commodities Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended or vacated.

●
Been the subject to, or a party to, any sanction or order, not subsequently reverse, suspended or vacated, of any self-regulatory organization, any registered entity, or any equivalent exchange, association, entity or organization that has disciplinary authority over its members or persons associated with a member.

During the fiscal year of 2009, our Board of Directors has 4 meetings, including meetings that were held by means of a conference telephone call, but excluding actions taken by unanimous written consent.

Audit Committee Financial Expert

We have not yet appointed an audit committee.  At the present time, we believe that the members of Board of Directors are collectively capable of analyzing and evaluating our financial statements and understanding internal controls and procedures for financial reporting.  We do, however, recognize the importance of good corporate governance and  intend to appoint an audit committee comprised entirely of independent directors, including at least one financial expert, in the near future.

Item 10.	Directors, Executive Officers and Corporate Governance. - continued

Compensation Committee

We do not presently have a compensation committee. Our board of directors currently acts as our compensation committee.

Nominating Committee

We do not presently have a nominating committee. Our board of directors currently acts as our nominating committee.

Code of Ethics

We do not presently have a code of ethics.

Board Leadership Structure and Role in Risk Oversight

Yunhui Yu is our chairman and chief executive officer. We do not have any independent directors. The Board believes that the Company’s chief executive officer is best situated to serve as Chairman of the Board because he is the director most familiar with our business and industry and the director most capable of identifying strategic priorities and executing our business strategy. In addition, having a single leader eliminates the potential for confusion and provides clear leadership for the Company. We believe that this leadership structure has served the Company well.

Our Board of Directors has overall responsibility for risk oversight. Our Board of Directors is responsible to approve all related party transactions. We have not adopted written policies and procedures specifically for related person transactions.

Compliance with Section 16(a) of Exchange Act

Section 16(a) of the Exchange Act requires our executive officers and directors and persons who own more than 10% of a registered class of our equity securities to file with the SEC initial statements of beneficial ownership, reports of changes in ownership and annual reports concerning their ownership of our common stock and other equity securities, on Form 3, 4 and 5 respectively. Executive officers, directors and greater than 10% shareholders are required by the SEC regulations to furnish our company with copies of all Section 16(a) reports they file.

Based solely on our review of the copies of such reports received by us and on written representations by our officers and directors regarding their compliance with the applicable reporting requirements under Section 16(a) of the Exchange Act, we believe that, with respect to the fiscal year ended December 31, 2009, our officers and directors, and all of the persons known to us to own more than 10% of our common stock, filed all required reports on a timely basis.

Item 11.	Executive Compensation.

Executive Compensation

The following table sets forth information with respect to the compensation of each of the named executive officers for services provided in all capacities to Tongji Healthcare Group, Inc. and its subsidiaries in the fiscal years ended December 31, 2009 and 2008 in their capacity as such officers.  Mr. Yunhui Yu, our chief executive officer , president and also one of our directors, receives no additional compensation for his services in his capacity as director. No other executive officer or former executive officer received more than $100,000 in compensation in the fiscal years reported below.

Name and Principal Position	Fiscal Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Yunhui Yu Chief Executive Officer, President and Director	2009	15,789	--	--	--	--	--	--	15,789
	2008	15,544	--	--	--	--	--	--	15,544
Weidong Huang Chief Financial Officer	2009	5,263	--	--	--	--	--	--	5,263
	2008	5,181	--	--	--	--	--	--	5,181

Stock Options. We have not granted any stock options to any of our officers or directors and do not have any stock option plans in effect as of March 28, 2010. In the future, we may grant stock options to our officers, directors, employees or consultants.

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

Employment Agreements

We do not have any employments agreements with our officers and employees.

Compensation Discussion and Analysis

We strive to provide our named executive officers (as defined in Item 402 of Regulation S-K) with a competitive base salary that is in line with their roles and responsibilities when compared to peer companies of comparable size in similar locations, including Nanning Xiehe Hospital and Nanning Women Hospital . We use this information to calculate the average salary of executive officers with similar roles and responsibilities. We then adjust the average salary by comparing the profitability of our peer companies.

It is not uncommon for PRC private companies in the PRC to have base salaries as the sole form of compensation. The base salary level is established and reviewed based on the level of responsibilities, the experience and tenure of the individual and the current and potential contributions of the individual. The base salary is compared to the list of similar positions within comparable peer companies and consideration is given to the executive’s relative experience in his or her position.  Base salaries are reviewed periodically and at the time of promotion or other changes in responsibilities.

Item 11.	Executive Compensation. - continued

Compensation Discussion and Analysis - continued

We plan to implement a more comprehensive compensation program, which takes into account other elements of compensation, including, without limitation, short and long term compensation, cash and non-cash, and other equity-based compensation such as stock options. We expect that this compensation program will be comparable to the programs of our peer companies and aimed to retain and attract talented individuals.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table shows, as of March 29, 2010, the common stock ownership of (i) each person  known by us to be the  beneficial  owner of five  percent or more of our common stock,  (ii) each officer and director and (iii) all officers and directors as a group.  Except as otherwise  indicated,  each person has sole voting and  investment  power with  respect to the shares of common stock shown, and all ownership is of record and beneficial.

Name and Address	Number of Shares Beneficially Owned(1)		Percentage of Outstanding Shares (1)

Yunhui Yu No. 5 Beiji Road Nanning, China 530011	7,000,000	(2)	44.27%

Wei-dong Huang No. 5 Beiji Road Nanning, China 530011	32,600		*

Jin-song Zhang No. 5 Beiji Road Nanning, China 530011	72,000		*

Jing-xi Lv Dormitories 32-402 of Nanning #1 Hospital, Jingwen Road Nanning, China	10,000		*

Jia-lin Zhang Longxiangju Num.201, Qingxiu Village, Qingshan Road Nanning, China	2,000		*

Lin Lin Mingxiu East Road 232-15-1 Nanning, China	1,000		*

Xiang-wei Zeng Jiangnan District Nanning, China	--		--

Liyu Chen Jinhu Road #22 Mingdu Park 32221 Nanning, China	3,000,000	(2)	18.97%

All officers and directors as a group (7 persons)	7,117,600		45.01

* Less than 1%

(1)
In determining beneficial ownership of our common stock as of a given date, the number of shares shown includes shares of common stock which may be acquired on exercise of warrants or options or conversion of convertible securities within 60 days of that date. In determining the percent of common stock owned by a person or entity on March 29, 2010, (a) the numerator is the number of shares of the class beneficially owned by such person or entity, including shares which may be acquired within 60 days on exercise of warrants or options and conversion of convertible securities, and (b) the denominator is the sum of (i) the total shares of common stock outstanding on March 8, 2010 (15,812,191), and (ii) the total number of shares that the beneficial owner may acquire upon conversion of the preferred and on exercise of the warrants and options. Unless otherwise stated, each beneficial owner has sole power to vote and dispose of its shares.

(2)
Liyu Chen is the wife of Yunhui Yu and she beneficially owns 3,000,000 shares of our common stock or 18.9%. Ownership of shares of our common stock by Mr. Yu does not include ownership of shares of our common  stock by Ms. Chen, likewise, ownership of shares of our common stock by Ms. Chen does not include ownership of shares of our common  stock by Mr. Yu.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

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

Name	Number of Shares Received

Yunhui Yu	7,000,000
Wei-dong Huang	32,600
Jin-song Zhang	72,000
Jing-xi Lu	10,000
Jia-lin Zhang	2,000
Lin Lin	1,000
Liyu Chen (1)	3,000,000

(1) Liyu Chen is the wife of Yunhui Yu.

We lease our two hospital buildings, one for inpatient service and the other for outpatient, from Guangxi Tongji Medicine Co., Ltd, a company controlled by our Chief Executive Officer, Yunhui Yu. The lease on the buildings is renewed annually, with monthly payment RMB 16,439. The rate was negotiated at arm’s length. With the increase of our business, the current properties are not sufficient for our purposes.

We also purchase about 50% of drugs and medications which we use and sell in our hospital from Guangxi Tongji Medicine Co., Ltd., a company controlled by our chief executive officer, Yunhui Yu, at prevailing market prices set in a supply contract.

Guangxi Tongji Medicine Co. Ltd. has either loaned money to us or has borrowed money from us, which was used in their or our operations. As of December 31, 2009, we had $1,069,728 payable to Guangxi Tongji Medicinc Co. Ltd.   Guangxi Tongji Medicine Co. Ltd. is considering turning the loan into investment in the Company.

Nanning Switch Factory, a company controlled by our chief executive officer, Yunhui Yu, has borrowed money from us. As of December 31, 2009 and 2008, Nanning Switch Factory owed us $44,118 and $0.

We have borrowed funds from Nanning Tongji Chain Pharmacy Co., Ltd., a company controlled by our chief executive officer, Yunhui Yu, to assist in our operations. As of December 31, 2009 and 2008, we owed Nanning Tongji Chain Pharmacy Co., Ltd., $646,285 and $531,761, respectively. We plan to pay off the loan with either the cash from our operation or financing in 2010.

Nanning Tongji Electric Coating Factory, a company controlled by our chief executive officer, Yunhui Yu, has also lent us money which we have used in our operations. As of December 31, 2009, we owned Nanning Tongji Electric Coating Factory $21,939. We plan to pay off the loan with either the cash from our operation or financing in 2010.

Yunhui Yu, our Chief Executive Officer and one of our directors, has also loaned us money which we have used in our operations. As of December 31, 2009 and 2008 we owed Mr. Yu $1,035,825 and $818,108, respectively.

Liyu Chen, one of our shareholders, has also loaned us money which we have used in our operations. As of December 31, 2009 and 2008 we owed Ms. Chen $1,968,391 and $0, respectively. Liyu Chen is the wife of Yunhui Yu.

The amounts we have advanced and borrowed accrue interest at a rate of 1.5% per annum, which was equal to  the interest rate in the PRC for similar borrowings.

Yunhui Yu, our chief executive officer, owns 90% of the equity of Guangxi Tongji Medicinc Co. Ltd. Guangxi Tongji Medicine Co. Ltd. owns 90% of the equity of Nanning Tongji Chain Pharmacy Co., Ltd., 100% of the equity of Nanning Switch Factory and 100% of the equity of Nanning Tongji Electric

Item 13.	Certain Relationships and Related Transactions, and Director Independence. - continued

Independent Directors

None of our Board of Directors is an independent director, as such term is defined by the rules of the New York Stock Exchange,

Item 14.	Principal Accounting Fees and Services.

We were billed by Kabani & Company, an independent public accounting firm, for the following professional services they performed for us during the fiscal years ended December 31, 2009 and 2008 as set forth in the table below.

	Fiscal year ended December 31,
	2008	2009

Audit fees	$70,000	$70,000
Audit-related fees	$--	$6,064
Tax fees	$--	$--
All other fees	$--	$--

PART IV

ITEM 15.    EXHIBITS, FINANCIAL STATEMENTS SCHEDULES

Number	Exhibit

2	Plan of Merger*

3.1	Articles of Incorporation*

3.2	Bylaws*

10.1	Employment Contracts*

10.2	Hospital Lease*

10.3	Agreement with Guangxi Tongji Medicine Co., Ltd.*

10.4	Agreement for Medicare Service - The Management Center of Social Medical Treatment Insurance of Nanning.*

10.5	Agreement for Medicare Service - Social Security Department of Guangxi Zhuang Municipality*

21.1	List of Subsidiaries*

31.1	Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Principal Executive Officer pursuant to U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Principal Financial Officer pursuant to U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

* Incorporated by reference to the same exhibit filed with our registration statement on Form SB-2 (File No. 333-140645).

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CHINA EDUCATION ALLIANCE, INC.

Date: April 14, 2010	By:	/s/ Yunhui Yu
Yunhui Yu President and Chief Executive Officer

Date: April 14, 2010	By:	/s/ Weidong Huang
Weidong Huang Chief Financial Officer (Principal Financial Officer)

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Yunhui Yu	President, Chief Executive Officer	April 14, 2010
Yunhui Yu	Chairman of the Board of Directors and Director (Principal Executive Officer)

/s/ Weidong Huang	Chief Financial Officer	April 14, 2010
Weidong Huang	(Principal Financial and Accounting Officer)

/s/ Xiangwei Zeng	Vice President and a Director	April 14, 2010
Xiangwei Zeng

/s/ Jingxi Lu	Vice President and a Director	April 14, 2010
Jingxi Lu

/s/ Jialin Zhang	Vice President and a Director	April 14, 2010
Jialin Zhang

/s/ Lin Lin	Vice President and a Director	April 14, 2010
/s/ Lin Lin