Form 10-Q
period 2010-03-31
Tongji Healthcare Group, Inc.
filed 2010-05-17
CIK 1389518

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

 (Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended March 31, 2010

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT For the transition period from ______________ to _____________

Commission file number: 333-140645

TONGJI HEALTHCARE GROUP, INC.

 (Exact name of registrant as specified in its charter)

Nevada	None
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

No. 5 Beiji Road Nanning, Guangxi, People’s Republic of China
(Address of principal executive offices)	(Zip Code)

011-86-771-2020000

(Registrant’s telephone number, including area code)

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
Yes ☐ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☒

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13, or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.
Yes ☐ No ☐

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:

As of May 14, 2010, there are15,812,191 shares of $0.001 par value common stock issued and outstanding.

FORM 10-Q
TONGJI HEALTHCARE GROUP, INC.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

TONGJI HEALTHCARE GROUP, INC.
CONSOLIDATED BALANCE SHEETS
AS OF MARCH 31, 2010 AND DECEMBER 31, 2009
(UNAUDITED)

	March 31,	December 31,
	2010	2009
ASSETS
Current Assets
Cash and cash equivalent	$97,959	$103,909
Accounts receivable, net	246,833	310,666
Due from related parties	43,003	44,119
Medicine supplies	81,547	97,295
Prepaid expenses and other current assets	53,451	61,453
Total current assets	522,794	617,442

Property, Plant, and Equipment, net	613,103	648,591

Long Term Prepayment	4,683,259	4,466,979

Capital Lease Deposit	153,596	153,572

Total assets	$5,972,752	$5,886,584

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts payable and accrued expenses	$337,950	$325,936
Due to related parties	5,056,590	4,742,168
Other payables	193,500	193,651
Deferred gain on sale and lease back	73,902	101,716
Capital lease obligations	249,893	340,214
Total current liabilities	5,911,834	5,703,685

Stockholders' Equity
Preferred stock - $0.001 par value, 20,000,000
share authorized, no shares outstanding at
March 31, 2010 or December 31, 2009	-	-
Common stock - $0.001 par value, 100,000,000
shares authorized, 15,812,391 issued and
outstanding at March 31, 2010 and
December 31, 2009,respectively	15,812	15,812
Additional paid in capital	424,968	424,968
Statutory reserve	41,812	41,812
Accumulated deficit	(496,880)	(374,869)
Accumulated other comprehensive income	75,206	75,176
Total shareholders' equity	60,918	182,899

Total liabilities and stockholders' equity	$5,972,752	$5,886,584

See the accompanying notes to the consolidated financial statements.

TONGJI HEALTHCARE GROUP, INC.
STATEMENTS OF OPERATIONS AND OTHER COMPREHENSIVE LOSS
FOR THE THREE MONTH PERIODS ENDED MARCH 31, 2010 AND 2009
(UNAUDITED)

	2010	2009
OPERATING REVENUES
Patient service revenues	$121,091	$156,352
Other operating revenues	263,676	269,042

Total operating revenue	384,767	425,394

OPERATING EXPENSES
Selling, general and administrative expenses	195,873	280,355
Medicine and supplies	254,272	243,567
Depreciation	35,592	97,254

Total operating expenses	485,738	621,176

LOSS FROM OPERATION	(100,971)	(195,782)

OTHER INCOME (EXPENSE)
Other income, net	1,768	768
Interest expense, net of interest income	(22,808)	(62,482)

Total other expense	(21,041)	(61,714)

Net loss before income taxes	(122,011)	(257,496)

PROVISION FOR INCOME TAXES	-	-

NET LOSS	(122,011)	(257,496)

FOREIGN CURRENCY TRANSLATION GAIN (LOSS)	30	(1,684)

COMPREHENSIVE LOSS	$(121,982)	$(259,180)

NET LOSS PER SHARE - Basic and diluted	$(0.01)	$(0.02)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES
OUTSTANDING	15,812,391	15,812,391

Basic and diluted weighted average shares outstanding are the same as there is no anti-dilutive effect.
See the accompanying notes to the consolidated financial statements.

TONGJI HEALTHCARE GROUP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTH PERIODS ENDED MARCH 31, 2010 AND 2009
(UNAUDITED)

	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES

Net loss	$(122,011)	$(257,496)
Adjustments to reconcile net loss to
net cash provided by operating activities:
Depreciation and amortization	35,592	97,254
Allowance for doubtful accounts	-	37,076
Change in operating assets and liabilities
Accounts receivable	63,883	5,581
Medicine supplies	15,763	55,077
Prepaid expense and other current assets	8,013	(37,751)
Accounts payable and accrued expenses	11,961	111,386
Deferred gain	(27,831)	(27,786)
Other payables	(182)	(144,819)

Net cash used in operating activities	(14,812)	(161,478)

CASH FLOW FROM INVESTING ACTIVITIES
(Acquisition of) property, plant and equipment	-	(3,359)
Disposal of property, plant and equipment	-	7,303
Lease prepayment advances	(215,564)	(243,274)
Due from related parties	1,123	213,021

Net cash used in investing activities	(214,441)	(26,309)

CASH FLOWS FROM FINANCING ACTIVITIES
Principal payments on capital lease obligations	(90,377)	(82,686)
Advances from related parties	313,663	271,564

Net cash provided by financing activities	223,286	188,878

EFFECTS OF FOREIGN TRANSLATION ADJUSTMENTS	17	(208)

Net increase (decrease) in cash and cash equivalents	(5,950)	883

CASH AND CASH EQUIVALENT - Beginning of period	103,909	61,826

CASH AND CASH EQUIVALENT - End of period	$97,959	$62,709

CASH PAID DURING THE YEAR FOR:

Income taxes	$-	$-

Interest	$23,114	$62,498

See the accompanying notes to consolidated financial statements.

TONGJI HEALTHCARE GROUP, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2010

NOTE 1- ORGANIZATION

Nanning Tongji Hospital, Inc. ("NTH") was established in Nanning in the province of Guangxi of the Peoples Republic of China ("PRC") by the Nanning Tongji Medical Co. Ltd. and an individual on October 30, 2003.

NTH is a government authorized hospital to accept medical insurance in Guangxi Province. NTH contains specialties in the areas of internal medicine, surgery, gynecology, pediatrics, emergency medicine, ophthalmology, medical cosmetology, rehabilitation, dermatology, otolaryngology, traditional Chinese medicine, medical imaging, anesthesia, acupuncture, physical therapy, health examination, and prevention.

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

NOTE 2- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accompanying condensed consolidated financial statements of the Company have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the interim periods are not necessarily indicative of the results for any future period. These statements should be read in conjunction with the Company's audited financial statements and notes thereto for the fiscal year ended December 31, 2009. The results of the three month period ended March 31, 2010 are not necessarily indicative of the results to be expected for the full fiscal year ending December 31, 2010.

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

TONGJI HEALTHCARE GROUP, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2010

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

The Company records these translation adjustments as accumulated other comprehensive income (loss). Gains and losses from foreign currency transactions are included in other income (expense) in the results of operations. For the three month periods ended March 31, 2010 and 2009, the Company recorded approximately $30 and $(1,684) in translation gains and (loss) as a result of currency translation respectively.

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

The Company generates revenue from the individuals as well as third-party payers, including PRC government social insurance programs and insurance providers, under which the hospital is paid based upon several methodologies including established fees, the cost of providing services, predetermined rates per diagnosis, fixed per diem rates or discounts from established fees. Revenues are recorded at net amounts due from patients, third-party payers, and others for the healthcare services provided. Revenues for pharmaceutical drug sales are recognized upon the drug being administered to a patient or at the time a prescription is fulfilled for a patient with an executed prescription slip from a registered physician.

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

The Company has established a reserve for uncollectible of $59,856 and $59,846 as of March 31, 2010 and December 31, 2009, respectively.

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

TONGJI HEALTHCARE GROUP, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2010

NOTE 2- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - continued

PREPAID EXPENSES AND OTHER CURRENT ASSETS

Prepaid expenses and other current assets consisted of the following as of March 31, 2010 and December 31, 2009

	March 31, 2010	December 31, 2009
Other receivable	$32,074	$35,293
Advance to suppliers	21,377	26,160
Total	$53,451	$61,453

ADVERTISING COSTS

The Company expenses the costs associated with advertising as incurred. Advertising expenses for the three-month periods ended March 31, 2010 and 2009 of $2,671 and $3,244, respectively are included in selling and promotional expenses in the statements of income. Advertising costs include marketing brochures and an advertising campaign to the public.

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

The Company tests long-lived assets, including property, plant and equipment and intangible assets, for recoverability at least annually or more frequently upon the occurrence of an event or when circumstances indicate that the net carrying amount is greater than its fair value. Assets are grouped and evaluated at the lowest level for their identifiable cash flows that are largely independent of the cash flows of other groups of assets. The Company considers historical performance and future estimated results in its evaluation of potential impairment and then compares the carrying amount of the asset to the future estimated cash flows expected to result from the use of the asset. If the carrying amount of the asset exceeds estimated expected undiscounted future cash flows, the Company measures the amount of impairment by comparing the carrying amount of the asset to its fair value. The estimation of fair value is generally measured by discounting expected future cash flows as the rate the Company utilizes to evaluate potential investments. The Company estimates fair value based on the information available in making whatever estimates, judgments and projections are considered necessary. There was no impairment of long-lived assets for the period ended March 31, 2010

BASIC AND DILUTED EARNINGS PER SHARE

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

The Company has not granted any options or warrants during 2010 or 2009, and there are no options or warrants outstanding as of March 31, 2010 and 2009.  Therefore, the basic and diluted EPS are the same.

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
MARCH 31, 2010

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

RECENT ACCOUNTING PRONOUNCEMENTS

Effective January 1, 2010, the Company adopted the amendment to ASC Topic 820, “Measuring Liabilities at Fair Value”, with respect to the fair value measurement of liabilities. Amended ASC Topic 820 provides clarification that in circumstances in which a quoted price in an active market for the identical liability is not available, a reporting entity is required to measure fair value using one or more of the following techniques: (1) the quoted price of the identical liability when traded as an asset, (2) the quoted prices for similar liabilities or similar liabilities when traded as assets, and (3) another valuation technique (e.g., a market approach or income approach) including a technique based on the amount an entity would pay to transfer the identical liability, or a technique based on the amount an entity would receive to enter into an identical liability. The adoption of this topic does not have a material effect on the Company’s financial statements.

Effective January 1, 2010, the Company adopted the amendment to ASC Topic 860, “Accounting for Transfers of Financial Assets - an amendment of FASB Statement No. 140” (formerly SFAS No. 166). Amended ASC Topic 860 amends the de-recognition accounting and disclosure guidance relating to SFAS 140. Amended ASC Topic 860 eliminates the exemption from consolidation for qualifying special-purpose entity (“QSPE”), it also requires a transferor to evaluate all existing QSPE to determine whether it must be consolidated in accordance with amended ASC Topic 810. The adoption of this topic does not have a material effect on the Company’s financial statements.

Effective January 1, 2010, the Company adopted the amendment to ASC Topic 810, “Amendments to FASB Interpretation No. 46(R)” (formerly SFAS No. 167), which amends FASB Interpretation No. 46 (revised December 2003) to address the elimination of the concept of a qualifying special purpose entity. Amended ASC Topic 810 also replaces the quantitative-based risks and rewards calculation for determining which enterprise has a controlling financial interest in a variable interest entity with an approach focused on identifying which enterprise has the power to direct the activities of a variable interest entity and the obligation to absorb losses of the entity or the right to receive benefits from the entity. Additionally, amended ASC Topic 810 provides more timely and useful information about an enterprise’s involvement with a variable interest entity. The adoption of this topic does not have a material effect on the Company’s financial statements.

In April 2010, the FASB issued the amendment to ASC Topic 718, “Compensation – Stock Compensation”, which provides clarification that an employee share-based payment award with an exercise price denominated in the currency of a market in which a substantial portion of the entity’s equity securities trade should not be considered to contain a condition that is not a market, performance, or service condition. As a result, an entity would not classify such an award as a liability if it otherwise qualifies as equity. This topic will be effective for periods beginning on or after December 15, 2010. The Company has not elected to early adopt this topic and is evaluating the impact that this topic will have on the Company’s financial statements.

In April 2010, the FASB issued the amendment to ASC Topic 310, “Receivables”. Amended ASC Topic 310 addresses that modification of loans under within a pool under the existing ASC do not result in the removal of those loans from the pool even the modification of those loans would otherwise be considered a troubled debt restructuring. Effective for modifications of loans accounted for within pools under Subtopic 310-30 occurring in the first interim or annual period ending on or after July 15, 2010 with early adoption permitted. This topic is to be applied prospectively. The Company has not elected to early adopt this topic and is evaluating the impact that this topic will have on the Company’s financial statements.

TONGJI HEALTHCARE GROUP, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2010

NOTE 2- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - continued

GOING CONCERN

The accompanying consolidated financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the company as a going concern.  However, the Company has an accumulated deficit of $496,880 as of March 31, 2010  and the Company is in default of the terms of Senior Security Note as of March 31, 2010.  In view of the matters described above, recoverability of a major portion of the recorded asset amounts shown in the accompanying consolidated balance sheet is dependent upon continued operations of the company, which in turn is dependent upon the Company’s ability to raise additional capital, obtain financing and succeed in its future operations, The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

Management has taken certain restructuring steps to provide the necessary capital to continue its operations. These steps included: 1) acquire profitable operations; and 2) to continue actively seeking additional funding and 3) may see to cut the operating expenses.

NOTE 3- PROPERTY & EQUIPMENT

Property & equipment as of March 31, 2010 and December 31, 2009 comprised of the following:

	Estimated Useful Lives (Years)	March 31, 2010	December 31,2009
Office equipment	5-10	$73,410	$73,398
Medical equipment	5	1,105,135	1,104,958
Fixtures	10	113,965	113,947
Vehicles	5	40,732	40,725
Total property and equipments		1,333,242	1,333,028

Less: accumulated depreciation		(720,139)	(684,437)

Property and equipment, net		$613,103	$648,591

Depreciation expense charged to operations was $35,592 and $97,254 for the three-month period ended March 31, 2010 and 2009, respectively.

NOTE 4- LONG TERM PREPAYMENT

As of March 31, 2010 and December 31, 2009, the Company had long term prepayment amounted to $4,683,259 and $4,466,979 respectively. It is a prepayment for leasing of a new constructing hospital. The new hospital is expected to be finished by 2012.

The company will amortize the long term prepayment after the hospital is constructed and the company leases the hospital building.

NOTE 5- MEDICINE SUPPLIES

Medicine supplies consisted of the following as of March 31, 2010 and December 31, 2009:

	March 31, 2010	December 31,2009
Western medicine	$78,757	$82,840
Traditional Chinese medicine	2,790	14,455
Total	$81,547	$97,295

NOTE 6 - MAJOR SUPPLIERS AND CUSTOMERS

The Company had one supplier that accounted for 64% of purchase for the three-month period ended March 31, 2010. Accounts payable from this major supplier was $460,841 as of March 31, 2010.

The Company had three suppliers that accounted for 55% , 14% and 12% of purchase for the year ended March 31, 2009. Accounts payable from these major suppliers were $0, $21,923 and $29,279 as of March 31, 2009.

TONGJI HEALTHCARE GROUP, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2010

NOTE 6 - MAJOR SUPPLIERS AND CUSTOMERS - continued

The Company had two major customers for the three-month periods ended March 31, 2010 and 2009: Nanning Social Insurance Center and Guangxi Province Social Insurance Center. Nanning Social Insurance Center accounted for 39% and 66% of revenue for the three-month periods ended March 31, 2010 and 2009. Guangxi Province Social Insurance Center accounted for 14% and 24% of revenue for the three-month periods ended March 31, 2010 and 2009, respectively.

As of March 31, 2010 and 2009, accounts receivable due from Nanning Social Insurance Center was approximately $255,989 and $229,481 respectively. As of March 31, 2010 and 2009, accounts receivable due from Guangxi Province Social Insurance Center was approximately $47,595 and $89,922 respectively.

NOTE 7- CAPITAL LEASE OBLIGATIONS:

Lease Deposit

The lease deposit as of March 31, 2010 and December 31, 2009 were $153,596 and $153,572 respectively. It will be due in November 2010.

Deferred Gain on Sale and Lease Back

The total gain on sale and lease back was $333,974. According to SFAS 13 (ASC 840) "Accounting for Leases" this gain is deferred and amortized over the Lease term of 36 months. Accordingly, $27,831 and $27,786 were amortized for the three-month period ended March 31, 2010 and 2009 respectively.

The deferred revenue outstanding as of March 31, 2010 and December 31, 2009 were $73,902 and $101,716, repectively.

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

Aggregate minimum future lease payments under capital leases for the lease term after March 31, 2010 is as follows:

2010	$256,456
Total	$256,456

Capital lease obligations represent the following at March 31, 2010 and December 31, 2009:

	March 31, 2010	December 31, 2009
Total minimum lease payments	$256,456	$351,124
Less : Interest expense relating to future periods	(6,563)	(10,910)
Present value of the minimum lease payments	249,893	340,214
Less: current portion	(249,893)	(340,214)
Non-current portion	$-	$-

The following is a summary of fixed assets held under capital leases at March 31,2010 and December 31, 2009:

	March 31, 2010	December 31, 2009
Medical Equipment	$1,023,975	$1,023,811
Less: accumulated depreciation	(494,462)	(471,264)
Capital leased fixed assets, Net	$529,513	$552,547

TONGJI HEALTHCARE GROUP, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2010

NOTE 8- OTHER PAYABLE

Other payable as of March 31, 2010 and December 31, 2009 consists of the following:

	March 31,2010	December 31,2009
Advance from customers	$9,788	$6,083
Welfare payable	72,715	73,687
Other payable	110,997	113,881
Total	$193,500	$193,651

NOTE 9- STOCKHOLDERS' EQUITY

Common Stock

As of March 31, 2010 and December 31,2009, the Company has 100,000,000 shares of common stock authorized with a par value of $0.001.

The Company has not granted any options or warrants during 2010 or 2009, and there are no options or warrants outstanding as of March 31, 2010 and December 31, 2009.

Preferred Stock

As of March 31, 2010 and December 12, 2009, the Company has 20,000,000 shares of preferred stock authorized with a par value of $0.001. There are no shares issued and outstanding as of March 31, 2010.

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

The Company did not appropriate reserve for the statutory surplus reserve for the three-month period ended March 31, 2010.

TONGJI HEALTHCARE GROUP, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2010

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

A reconciliation of the effective income tax rate is as follows:

	2010	2009
Tax at U.S. Federal rate	34%	34%
U.S. tax exemption	(34%)	(34%)
	0%	0%
PRC Tax rate	25%	25%
Valuation allowance	(25%)	(25%)
Current tax provision	0%	0%

Deferred tax assets as of March 31, 2010 and December 31,2009 are as following:

	March 31,2010	December 31,2009
Net Operating Loss Carry forwards	$292,235	$170,224
Total deferred tax assets	10,923	42,556
Less: Valuation Allowance	(10,923)	(42,556)
Net Deferred Tax Assets	$-	$-

The company had a net operating loss ("NOL") carry forwards of approximately $170,224 and $292,235 as of  March 31, 2010 and December 31, 2009, respectively. A 100% valuation allowance has been recorded for the deferred tax asset due to the uncertainty of its realization.

NOTE 11- RELATED PARTY TRANSACTIONS AND COMMITMENTS

Due from/to Related Parties

The Company has entered into agreements with Nanning Tongji Chain Pharmacy Co. Ltd. ,Guangxi Tongji Medicine Co. Ltd. and Nanning Switch Factory whereby the Company from time to time will advance amounts to assist them in their operations. The three companies have common major shareholders. The advanced amounts accrue interest at a rate of 1.5% per annum. The amount of receivable as of March 31, 2010 and December 31, 2009  were $43,003 and $44,119. Interest income for the three-month periods ended March 31, 2010 and 2009 were $161 and $0, respectively.

The Company has entered into an agreement with the Chairman and the shareholder of the Company, Nanning Tongji Chain Pharmacy Co. Ltd. ,Guangxi Tongji Medicine Co. Ltd. and Nanning Tongji Electric Coating Factory, whereby the Company from time to time will be advanced amounts to assist them in their operations. The advanced amounts accrue interest at a rate of 1.5% per annum. As of March 31, 2010 and December 31, 2009, $5,056,590 and $4,742,168 were payable to these related parties respectively.  Interest expenses for the three-month period ended March 31, 2010 and 2009 were $17,648 and $49,913, respectively.

Rental Commitments

The Company has entered into a lease agreement for their hospital with Guangxi Tongji Medicine Co. Ltd that expires December 2008. The Company renewed the lease for additional 6 years at monthly rate of $2,405 (RMB16,439). The company also in the process of cooperating with Guangxi Construction Engineering Corporation Langdong 8th Group in building a new 800-bed hospital in Nanning, China. It expects the new hospital to be completed by January 2012. The hospital is being constructed by Guangxi Construction Engineering Corporation Langdong 8th Group and, when completed, will be leased by the company for a twenty-year term.  The lease payment will be $380,338 during the first year of the lease. The annual lease payments will gradually increase each year. Based on the exchange rate at December 31, 2009, minimum future 5 years lease payments are as follows:

2010	$21,643
2011	28,857
2012	409,195
2013	423,823
2014	438,452
Total	$1,321,969

Item 2.  Management’s Discussion and Analysis or Plan of Operation.

You should read the following discussion and analysis of our financial condition and results of operations in conjunction with our condensed consolidated financial statements and the related condensed notes included elsewhere in this report. Our financial statements have been prepared in accordance with U.S. GAAP. The following discussion and analysis contains forward-looking statements that involve risks and uncertainties. Actual results could differ materially from those projected in the forward-looking statements.

Overview

We were organized as a Nevada corporation on December 19, 2006.

On December 27, 2006, we acquired 100% of the equity in Nanning Tongji Hospital, Inc. (“Tongji Hospital”) pursuant to an Agreement and Plan of  Merger. We issued 15,652,557 shares of common stock to the shareholders of Tongji Hospital in exchange for 100% of the issued and outstanding shares of Tongji Hospital. Accordingly,  Tongji Hospital became our wholly owned subsidiary.

Unless otherwise indicated, all references to us throughout this report include the operations of Tongji Hospital.

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

 Tongji Hospital is certified as a provider of Medicare services by the Nanning municipal government and the Guangxi provincial government. Our Medicare agreements with the Nanning municipal government and the Guangxi provincial government require that we adhere to prescribed standards for patient care and treatment. Maintaining the qualifications for acceptance of Medicare patients is very important as revenue from Medicare patients accounted for about 40% of total hospital income in the past year. The Medicare accreditation is valid for only one year and must be renewed on an annual basis.

We generate revenues from providing both medical treatment and the sale of drugs and medications.

Revenue is generated from the individuals as well as third-party payers, including PRC government programs and insurance providers, under which our hospital is paid based upon several methodologies including established charges, the cost of providing services, predetermined rates per diagnosis, fixed per diem rates or discounts from established charges.

Revenues are recorded at net amounts due from patients, third-party payers and others for healthcare services provided at the time the service is provided. Revenues for pharmaceutical drug sales are recognized upon the drug being administered to a patient or at the time a prescription is filled for a patient that contain an executed prescription slip by a registered physician.

Our critical accounting policies, as well as recent accounting pronouncements which may apply to us, are described in Note 2 to our  March 31, 2010 financial statements.

Results of Operation

Material changes of items in our Statement of Operations for the three months ended March 31, 2010, as compared to the three months ended March 31, 2009, are discussed below.

Operating Revenues – Operating revenue for the three months ended March 31, 2010, which resulted primarily from patient service revenue and other operating revenue (pharmaceutical drug sales), were $384,767, a decrease of 10% as compared with the operating revenue of $425,394 in the same period of prior year. The decrease was mainly from patient service sector, due to the decrease in the number of out patient services during the holiday season. Other operating revenue from pharmaceutical drug sales, at $263,676 during the first three months 2010 was little changed from the same period last year. The pharmaceutical drug sales counted for 69% of total quarterly revenue, compared to 63% for the same period of last year.

Selling, general and administrative expenses – Selling, general and administrative expenses decreased by $84,482 or 30% from $280,355 for the three-month period ended March 31, 2009 to $195,873 for the three-month period ended March 31, 2010.  This was due to cost cutting efforts implemented by management.

Item 2.  Management’s Discussion and Analysis or Plan of Operation. - continued

Overview - continued

Medicine and supplies – The cost of medicine and supplies increased by 4% from $243,567 for the three month period ended March 31,2009 to $254,272 for the three-month period ended March 31, 2010.  This increase was due to increased inpatient services and increases in the cost of medicines, offset in part by a decrease in outpatient services.

Depreciation Expense – Depreciation expense decreased by $61,662 or 63% from $97,254 for the three month period ended March 31, 2009 to $35,592 for the three-month period ended March 31, 2010.

Interest Expense – Interest expense decreased by $39,674 or 63% from $62,482 for the three month period ended March 31, 2009 to $22,808 for the three month period ended March 31, 2010.  This decrease was due primarily to repayments of substantial portions of the capital lease obligation between March 31, 2009 and March 31, 2010.

Trends, Events and Uncertainties

The China Ministry of Health, as well as other related agencies, have proposed changes to the prices we can charge for medical services, drugs and medications. We cannot predict the impact of these proposed changes since the changes are not fully defined and we do not know whether those proposed changes will ever be implemented or when they may take effect.

In accordance with the relevant laws and regulations of PRC, our income tax rate is typically 25%.  We are required to pay a tax of 5% of the income derived from providing medical treatment plus city construction and educational taxes equal to 7% and 3% respectively, of the business tax.

We are building a new 600-bed hospital in Nanning, China. We expect the new hospital to be completed by January 2011. The hospital is being built by Guangxi Construction Engineering Group Corporation and, when completed, will be leased by us for a twenty-year term. The lease payment will be $380,338 during the first year of the lease. The annual lease payments will gradually increase each year such that, during the final year of the lease, our lease payments will be $658,277, based upon current exchange rates. Our agreement with Langdong 8thGroup requires us to make payments of approximately $5,600,000 to Langdong 8thGroup during the construction phase. As of March 31, 2010 we had paid $4,683,259 towards this amount.

Other than the factors listed above we do not know of any trends, events or uncertainties that have had or are reasonably expected to have a material impact on our net sales or revenues or income from continuing operations. Our business is not seasonal in nature.

Accounting Estimates

In the United States most hospitals have contracts with health insurancecompanies which provide that patients with health insurance will be charged reduced rates for healthcare services. Reduced rates are also charged for Medicare and Medicaid patients. Although the patient is billed for the services provided by the hospital at the higher rate normally charged to patients without insurance the amount billed is reduced by the charges paid by the insurance carrier and by the difference (sometimes known as the "contractual allowance") between the normal rate for the services and the reduced rate which the hospital estimates it will receive from Medicare, Medicaid and insurance companies.

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

Item 2.  Management’s Discussion and Analysis or Plan of Operation. - continued

Liquidity and Capital Resources

The following shows our material sources and (uses) of cash during the periods presented: Three Month Periods Ended March 31, 2010 and 2009:

	March 31, 2010	March 31,2009

Cash used in operating activities	$14,812	$161,478

Cash used in investing activities	$214,441	$26,309

Cash provided by financing activities	$223,286	$188,878

By carefully reducing expenses, the Company substantially reduced the amount of cash being used to fund operating activities.  However, substantial funds have been required to fund the prepaid lease obligation on the new hospital which is now under construction.  Financing of operations has come primarily from advances from related parties.  We are dependent on related parties to provide working capital until such time as we reach a profitable level of operations.  There can be no assurances that related parties will continue to provide additional working capital.  Without additional working capital, we may be forced to cease operations and liquidate.

Based on the March 31, 2010 exchange rates, future payments due on our material contractual obligations as of March 31, 2010 are as follows:
Fiscal Year Ended	Operating lease commitments

2010	$21,643
2011	28,857
2012	409,195
2013	423,823
2014	438,452

Total	$1,321,969

Off-Balance Sheet Arrangements

We do not have any off-balance sheet items reasonably likely to have a material effect on our financial condition.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

Not applicable.

Item 4.  Controls and Procedures.

Evaluation of our Disclosure Controls

As of the end of the period covered by this Quarterly Report on Form 10-Q, our principal executive officer and principal financial officer have evaluated the effectiveness of our “disclosure controls and procedures” (“Disclosure Controls”). Disclosure Controls, as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Exchange Act, such as this Quarterly Report, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure Controls are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including the CEO and CFO, as appropriate to allow timely decisions regarding required disclosure. Our management, including the CEO and CFO, does not expect that our Disclosure Controls will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

Based upon their controls evaluation, our CEO and CFO have concluded that our Disclosure Controls are effective at a reasonable assurance level.

Changes in internal control over financial reporting

There have been no changes in our internal controls over financial reporting during our first fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings.

There is no material legal proceeding pending against us.

Item 1A. Risk Factors

Not Applicable.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	(Removed and Reserved).

None.

Item 5.	Other Information

Not applicable.

Item 6.	Exhibits

Copies of the following documents are included as exhibits to this report pursuant to Item 601 of Regulation S-K.

Exhibit No.	SEC Ref. No.	Title of Document

1	31.1	Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

2.	31.2	Certification of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

3	32.1	Certification of the Principal Executive Officer pursuant to U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

4	32.2	Certification of the Principal Financial Officer pursuant to U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

* The Exhibit attached to this Form 10-Q shall not be deemed "filed" for purposes of Section 18 of the Securities Exchange Act of 1934 (the "Exchange Act") or otherwise subject to liability under that section, nor shall it be deemed incorporated by reference in any filing under the Securities Act of 1933, as amended, or the Exchange Act, except as expressly set forth by specific reference in such filing.

SIGNATURES

In accordance with the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 14, 2010

TONGJI HEALTHCARE GROUP. INC.

By:	/s/ Yunhui Yu
Yunhui Yu President and Chief Executive Officer (Principal Executive Officer)

By:	/s/ Weidong Huang
Weidong Huang Chief Financial Officer (Principal Financial Officer)