Form 10-Q
period 2010-06-30
Tongji Healthcare Group, Inc.
filed 2010-08-18
CIK 1389518

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

 (Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010

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

Indicate the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:

As of August 12, 2010, there are 15,812,191   shares of $0.001 par value common stock issued and outstanding.

FORM 10-Q
TONGJI HEALTHCARE GROUP, INC.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

TONGJI HEALTHCARE GROUP, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2010	2009
ASSETS
Current Assets
Cash and cash equivalent	$52,487	$103,909
Accounts receivable, net	292,525	310,666
Due from related parties	55,692	44,119
Medicine supplies	68,514	97,295
Prepaid expenses and other current assets	11,032	61,453

Total current assets	480,250	617,442

Property, Plant, and Equipment, net	526,120	648,591

Construction in progress	-	-

Long Term Prepayment	4,731,437	4,466,979

Capital Lease Deposit	154,665	153,572

Total assets	$5,892,472	$5,886,584

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts payable and accrued expenses	$394,434	$325,936
Due to related parties	5,173,701	4,742,168
Other payables	197,345	193,651
Deferred gain on sale and lease back	46,393	101,716
Capital lease obligations	189,895	340,214

Total current liabilities	6,001,768	5,703,685

Stockholders' Equity (Deficit)
Preferred stock - $0.001 par value, 20,000,000
share authorized, no shares outstanding at
March 31, 2010 or December 31, 2009	-	-
Common stock - $0.001 par value, 100,000,000
shares authorized, 15,812,391 issued and
outstanding at March 31, 2010 and
December 31, 2009	15,812	15,812
Additional paid in capital	424,968	424,968
Statutory reserve	41,812	41,812
Retained earnings (deficit)	(667,151)	(374,869)
Accumulated other comprehensive income	75,263	75,176

	(109,296)	182,899

Total liabilities and stockholders' equity	$5,892,472	$5,886,584

See the accompanying notes to the condensed consolidated financial statements.

TONGJI HEALTHCARE GROUP, INC.
CONDENSED STATEMENTS OF OPERATIONS AND OTHER COMPREHENSIVE INCOME
FOR THE THREE AND SIX MONTHS PERIODS ENDED JUNE 30, 2010 AND 2009

	For the three month		For the six month
	periods ended		periods ended
	June 30,		June 30,
	2010	2009	2010	2009
OPERATING REVENUES
Patient service revenues	$310,228	$160,038	$431,319	$316,390
Other operating revenues	153,468	283,068	417,144	552,110

Total operating revenue	463,696	443,106	848,463	868,500

OPERATING EXPENSES
Selling, general and administrative expenses	296,118	154,498	491,991	434,853
Medicine and supplies	289,584	219,071	543,856	462,638
Depreciation expense	35,152	81,392	70,744	178,646

Total operating expenses	620,854	454,961	1,106,591	1,076,137

(LOSS) FROM OPERATING ACTIVITIES	(157,158)	(11,855)	(258,128)	(207,637)

OTHER INCOME (EXPENSE)
Other income, net	6,730	1,457	8,498	2,225
Interest expense, net of interest income	(19,844)	(63,730)	(42,652)	(126,212)

Total other income (expense)	(13,114)	(62,273)	(34,154)	(123,987)

Net income (loss) before income taxes	(170,272)	(74,128)	(292,282)	(331,624)

PROVISION FOR INCOME TAXES	-	-		-

NET INCOME (LOSS)	(170,272)	(74,128)	(292,282)	(331,624)

FOREIGN CURRENCY TRANSLATION GAIN (LOSS)	57	171	87	(1,513)

COMPREHENSIVE INCOME (LOSS)	(170,215)	$(73,957)	(292,195)	(333,137)

NET INCOME (LOSS) PER SHARE - Basic and diluted	$(0.011)	$(0.005)	(0.018)	$(0.021)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES
OUTSTANDING	15,812,391	15,812,391	15,812,391	15,812,391

See the accompanying notes to the condensed consolidated financial statements.

TONGJI HEALTHCARE GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE SIX MONTHS PERIODS ENDED JUNE 30,

	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES

Net income (loss)	$(292,282)	$(331,624)
Adjustments to reconcile net income (loss) to
net cash provided by operating activities:
Depreciation and amortization	126,562	178,646
Allowance for doubtful accounts	14,845	42,165
Change in operating assets and liabilities
Accounts receivable	20,268	8,987
Medicine supplies	29,351	51,038
Prepaid expense and other current assets	35,804	(4,517)
Accounts payable and accrued expenses	21,371	180,244
Deferred gain	(55,817)	(55,604)
Other payables	46,839	(146,177)

Net cash used in operating activities	(53,059)	(206,842)

CASH FLOW FROM INVESTING ACTIVITIES
(Acquisition of) property, plant and equipment	-	(9,046)
Disposal of property, plant and equipment	-	7,306
Lease prepayment advances	(231,692)	(427,545)
Due from related parties	(11,211)	213,127

Net cash used in investing activities	(242,903)	(216,158)

CASH FLOWS FROM FINANCING ACTIVITIES
Principal payments on capital lease obligations	(151,671)	(167,354)
Advances from related parties	396,124	563,781

Net cash provided by financing activities	244,453	396,427

EFFECTS OF FOREIGN TRANSLATION ADJUSTMENTS	87	(195)

Net increase (decrease) in cash and cash equivalents	(51,422)	(26,768)

CASH AND CASH EQUIVALENT - Beginning of period	103,909	61,826

CASH AND CASH EQUIVALENT - End of period	$52,487	$35,058

CASH PAID DURING THE YEAR FOR:

Income taxes		$-

Interest	$43,211	$62,498

See the accompanying notes to condensed consolidated financial statements.

TONGJI HEALTHCARE GROUP, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2010

NOTE 1 - ORGANIZATION

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

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accompanying condensed consolidated financial statements of the Company have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the interim periods are not necessarily indicative of the results for any future period. These statements should be read in conjunction with the Company's audited financial statements and notes thereto for the fiscal year ended December 31, 2009. The results of the three and six month periods ended June 30, 2010 are not necessarily indicative of the results to be expected for the full fiscal year ending December 31, 2010.

TONGJI HEALTHCARE GROUP, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2010

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - continued

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

The Company records these translation adjustments as accumulated other comprehensive income (loss). Gains and losses from foreign currency transactions are included in other income (expense) in the results of operations. For the three and six months periods ended June 30, 2010 and 2009, the Company recorded $338,  $368, $(195), and $2,486 respectively in translation gains and (loss) as a result of currency translation.

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

TONGJI HEALTHCARE GROUP, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2010

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - continued

ACCOUNTS RECEIVABLE - continued

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

The Company has established a reserve for uncollectible of $60,272 and $59,846 as of June 30, 2010 and December 31, 2009, respectively.

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

PREPAID EXPENSES AND OTHER CURRENT ASSETS

Prepaid expenses and other current assets consisted of the following as of June 30, 2010 and December 31, 2009

	June 30, 2010	December 31, 2009
Other receivable	$7,558	$35,293
Advance to suppliers	3,474	26,160
Total	$11,032	$61,453

ADVERTISING COSTS

The Company expenses the costs associated with advertising as incurred. Advertising expenses (credits) for the three and six month periods ended June 30, 2010 and 2009 of $(11,458), $(8,787), $31,075 and $34,319, respectively are included in selling and promotional expenses in the statements of income. Advertising costs include marketing brochures and an advertising campaign to the public.

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

The Company tests long-lived assets, including property, plant and equipment and intangible assets, for recoverability at least annually or more frequently upon the occurrence of an event or when circumstances indicate that the net carrying amount is greater than its fair value. Assets are grouped and evaluated at the lowest level for their identifiable cash flows that are largely independent of the cash flows of other groups of assets. The Company considers historical performance and future estimated results in its evaluation of potential impairment and then compares the carrying amount of the asset to the future estimated cash flows expected to result from the use of the asset. If the carrying amount of the asset exceeds estimated expected undiscounted future cash flows, the Company measures the amount of impairment by comparing the carrying amount of the asset to its fair value. The estimation of fair value is generally measured by discounting expected future cash flows as the rate the Company utilizes to evaluate potential investments. The Company estimates fair value based on the information available in making whatever estimates, judgments and projections are considered necessary. There was no impairment of long-lived assets for the period ended June 30, 2010.

TONGJI HEALTHCARE GROUP, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2010

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - continued

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

The Company has not granted any options or warrants during 2010 or 2009, and there are no options or warrants outstanding as of June 30, 2010 and 2009.  Therefore, the basic and diluted EPS are the same.

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

TONGJI HEALTHCARE GROUP, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2010

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - continued

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

GOING CONCERN

The accompanying consolidated financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the company as a going concern.  However, the Company has an accumulated deficit of $667,151 as of June 30, 2010 and the Company is in default of the terms of Senior Security Note as of June 30, 2010.  In view of the matters described above, recoverability of a major portion of the recorded asset amounts shown in the accompanying consolidated balance sheet is dependent upon continued operations of the company, which in turn is dependent upon the Company’s ability to raise additional capital, obtain financing and succeed in its future operations, The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

TONGJI HEALTHCARE GROUP, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2010

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - continued

GOING CONCERN - continued

Management has taken certain restructuring steps to provide the necessary capital to continue its operations. These steps included: 1) acquire profitable operations; and 2) to continue actively seeking additional funding and 3) may see to cut the operating expenses.

NOTE 3 - PROPERTY & EQUIPMENT

Property & equipment as of June 30, 2010 and December 31, 2009 comprised of the following:

	Estimated Useful Lives (Years)	June 30, 2010	December 31,2009
Office equipment	5-10	$73,921	$73,398
Medical equipment	5	1,112,824	1,104,958
Fixtures	10	112,044	113,947
Vehicles	5	41,015	40,725
Total property and equipments		1,339,804	1,333,028

Less accumulated depreciation		(813,684)	(684,437)

Property and equipment, net		$526,120	$648,591

Depreciation expense charged to operations was $35,152, $70,744, $81,392 and $178,646 respectively for the three and six month periods ended June 30, 2010 and 2009, respectively.  Depreciation totaling $56,057 included as a component of Medicine and supplies expense for the six months ended June 30, 2010.

NOTE 4 - LONG TERM PREPAYMENT

As of June 30, 2010 and December 31, 2009, the Company had long term prepayment amounted to $4,731,437 and $4,466,979 respectively. It is a prepayment for leasing of a new constructing hospital. The new hospital is expected to be finished by 2012.

The company will amortize the long-term prepayment after the hospital is constructed and the company leases the hospital building.

NOTE 5 - MEDICINE SUPPLIES

Medicine supplies consisted of the following as of June 30, 2010 and December 31, 2009:

	June 30, 2010	December 31,2009
Western medicine	$66,382	$82,840
Traditional Chinese medicine	2,132	14,455
Total	$68,514	$97,295

TONGJI HEALTHCARE GROUP, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2010

NOTE 6 - MAJOR SUPPLIERS AND CUSTOMERS

The Company had two suppliers that accounted for 58.91% and 15.91% of purchase for the six-month period ended June 30, 2010. Accounts payable from the two major suppliers were $505,592 and 70,576 as of June 30, 2010.

The Company had one supplier that accounted for 67% of purchases during the six month period ended June 30, 2009.  Accounts payable due to this supplier at June 30,2009 totaled $109,047.

The Company had two major customers for the six-month periods ended June 30, 2010: Nanning Social Insurance Center and Guangxi Province Social Insurance Center. Nanning Social Insurance Center accounted for 71% and 20% of revenue for the six-month periods ended June 30, 2010.

There were no major customers during the three and six months periods ended June 30, 2009.

NOTE 7 - CAPITAL LEASE OBLIGATIONS

Lease Deposit

The lease deposit as of June 30, 2010 and December 31, 2009 were $154,665 and $153,572 respectively. It will be due in November 2010.

Deferred Gain on Sale and Lease Back

The total gain on sale and lease back was $333,974. According to SFAS 13 (ASC 840) "Accounting for Leases" this gain is deferred and amortized over the Lease term of 36 months. Accordingly, $27,986, $55,817, and $27,818 and $55,604 respectively were amortized for the three and six month period ended June 30, 2010 and 2009 respectively.

The deferred revenue outstanding as of June 30, 2010 and December 31, 2009 were $46,393 and $101,716, respectively.

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

Aggregate minimum future lease payments under capital leases for the lease term after June 30, 2010 is as follows:

2010	$189,895
Total	$189,895

Capital lease obligations represent the following at June 30, 2010 and December 31, 2009:

	June 30, 2010	December 31, 2009
Total minimum lease payments	$192,111	$351,124
Less: Interest expense relating to future periods	(2,216)	(10,910)
Present value of the minimum lease payments	189,895	340,214
Less: current portion	(189,895)	(340,214)
Non-current portion	$-	$-

TONGJI HEALTHCARE GROUP, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2010

NOTE 7 - CAPITAL LEASE OBLIGATIONS - continued

The following is a summary of fixed assets held under capital leases at June 30, 2010 and December 31, 2009:

	June 30, 2010	December 31, 2009
Medical Equipment	$1,030,809	$1,023,811
Less: accumulated depreciation	(577,562)	(471,264)
Capital leased fixed assets, Net	$453,247	$552,547

NOTE 8 - OTHER PAYABLE

Other payable as of June 30, 2010 and December 31, 2009 consists of the following:

	June 30, 2010	December 31,2009
Advance from customers	$39,591	$6,083
Welfare payable	72,086	73,687
Other payable	85,668	113,881
Total	$197,345	$193,651

NOTE 9 - STOCKHOLDERS' EQUITY

Common Stock

As of June 30, 2010 and December 31,2009, the Company has 100,000,000 shares of common stock authorized with a par value of $0.001.

The Company has not granted any options or warrants during 2010 or 2009, and there are no options or warrants outstanding as of June 30, 2010 or December 31, 2009.

Preferred Stock

As of June 30, 2010 and December 12, 2009, the Company has 20,000,000 shares of preferred stock authorized with a par value of $0.001. There are no shares issued and outstanding as of June 30, 2010.

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

The Company did not appropriate reserve for the statutory surplus reserve for the three or six months period ended June 30, 2010.

TONGJI HEALTHCARE GROUP, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2010

NOTE 10 - PROVISION FOR INCOME TAXES

In accordance with the relevant tax laws and regulations of PRC, the corporate income tax rate is 25%. As noted, the corporate income tax for 2004 through 2006 was 0% due to the Company's receipt of a waiver (tax relief) from the PRC government as they acquired a previous government-owned hospital and privatized it and improved it. Commencing, 2008, the corporate tax rate will be 25%.

A reconciliation of the effective income tax rate is as follows:

	2010	2009
Tax at U.S. Federal rate	34%	34%
U.S. tax exemption	(34%)	(34%)
	0%	0%
PRC Tax rate	25%	25%
Valuation allowance	(25%)	(25%)
Current tax provision	0%	0%

Deferred tax assets as of June 30, 2010 and December 31,2009 are as following:

	June 30,2010	December 31,2009
Net Operating Loss Carry forwards	$462,506	$170,224
Total deferred tax assets	115,626	42,556
Less: Valuation Allowance	(115,626)	(42,556)
Net Deferred Tax Assets	$-	$-

The company had a net operating loss ("NOL") carry forwards of approximately $462,506 and $170,224 as of June 30, 2010 and December 31, 2009, respectively. A 100% valuation allowance has been recorded for the deferred tax asset due to the uncertainty of its realization.

NOTE 11 - RELATED PARTY TRANSACTIONS AND COMMITMENTS

Due from/to Related Parties

The Company has entered into agreements with Nanning Tongji Chain Pharmacy Co. Ltd. ,Guangxi Tongji Medicine Co. Ltd. and Nanning Switch Factory whereby the Company from time to time will advance amounts to assist them in their operations. The three companies have common major shareholders. The advanced amounts accrue interest at a rate of 1.5% per annum. The amount of receivable as of June 30, 2010 and December 31, 2009 was $55,691 and $44,119 respectively. Interest income for the three and six months periods ended June 30, 2010 and 2009 were $252, $413, $0, and $0, respectively.

The Company has entered into an agreement with the Chairman and the shareholder of the Company, Nanning Tongji Chain Pharmacy Co. Ltd. ,Guangxi Tongji Medicine Co. Ltd. and Nanning Tongji Electric Coating Factory, whereby the Company from time to time will be advanced amounts to assist them in their operations. The advanced amounts accrue interest at a rate of 1.5% per annum. As of June 30, 2010 and December 31, 2009, $5,173,701 and $4,742,168 were payable to these related parties respectively.  Interest expenses for the three and six month periods ended June 30, 2010 and 2009 were $17,852, $35,320, $63,730 and $126,212 respectively.

Rental Commitments

The Company has entered into a lease agreement for their hospital with Guangxi Tongji Medicine Co. Ltd that expires December 2008. The Company renewed the lease for additional 6 years at monthly rate of $2,405 (RMB16, 439). The company also in the process of cooperating with Guangxi Construction Engineering Corporation Langdong 8th Group in building a new 800-bed hospital in Nanning, China. It expects the new hospital to be completed by January 2012. The hospital is being constructed by Guangxi Construction Engineering Corporation Langdong 8th Group and, when completed, will be leased by the company for a twenty-year term.  The lease payment will be $380,338 during the first year of the lease. The annual lease payments will gradually increase each year. Based on the exchange rate at December 31, 2009, minimum future 5 years lease payments are as follows:

2010	$21,643
2011	28,857
2012	409,195
2013	423,823
2014	438,451
Total	$1,321,969

TONGJI HEALTHCARE GROUP, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2010

NOTE 12 – LITIGATION AND SETTLEMENT FEES

During June of 2010, the Company settled a claim and related lawsuit for approximately $68,000 inclusive of court fees.  This settlement relieved the Company from all claims from a third party who invested in the hospital facility, which the Company intends to lease upon its completion.  This settlement cost is included in general and administrative expenses for the three months ended June 30, 2010.

NOTE 13 – SUBSEQUENT EVENT

Event subsequent to June 30, 2010 have been evaluated through August 16, 2010, the date these statement were available to be issued, to determine whether any should be disclosed to keep the financial statements from being misleading. Management found no subsequent events which it believes should be disclosed in the June 30, 2010 financial statements.

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

We operate Tongji Hospital, a general hospital with 105 licensed beds. Tongji Hospital offers care and treatment in the areas of internal medicine, surgery, gynecology, pediatrics, emergency medicine, ophthalmology, medical cosmetology, rehabilitation, dermatology, otolaryngology, traditional Chinese medicine, medical imaging, anesthesia, acupuncture, physical therapy, health examination, prevention, and emergency care. Our emergency room is open 24 hours a day and all of our rooms are air-conditioned.

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

Our critical accounting policies, as well as recent accounting pronouncements which may apply to us, are described in Note 2 to our June 30, 2010 financial statements.

Results of Operation

Three months ended June 30, 2010 and June 30, 2009

Material changes of items in our Statement of Operations for the three months ended June 30, 2010, as compared to the three months ended June 30, 2009, are discussed below.

Item 2.  Management’s Discussion and Analysis or Plan of Operation. - continued

Three months ended June 30, 2010 and June 30, 2009 - continued

Operating Revenues – Operating revenue for the three months ended June 30, 2010, which resulted primarily from in-patient service revenue and other operating revenue (out-patient service and pharmaceutical drug sales), were $463,696, an increase of approximately 5% as compared with the operating revenue of $443,106 in the same period of prior year. The increase was mainly from in-patient service sector, where the number of in- patient days increased by 21% to 4,547 during the three months ended June 30, 2010 as compared to 3,760 for the same period in 2009. Other operating revenue from out-patient service and pharmaceutical drug sales of $153,468 during the quarter ended June 30, 2010 represents an approximate 46% decrease from  $283,068 for the comparable period in 2009.  This decrease was attributable primarily  to the Company’s policy change to emphasize the more profitable in-patient services instead of out-patient services and pharmaceutical drug sales. We stopped operating a few out-patient service departments this year . We expect this trend will continue in the future, with more revenue being generated from in-patient services instead of out-patient service and pharmaceutical drug sales.

Selling, general and administrative expenses – Selling, general and administrative expenses increased by $141,620 or 92% from $154,498 for the three-month period ended June 30, 2009 to $296,118 for the three-month period ended June 30, 2010.  This increase was due to an increase in advertising expenses, and accounting adjustments related to litigation and settlement fees included in general expenses. See Note 12 – Litigation and Settlement Fees for further information.

Medicine and supplies costs - Medicine and supplies costs increased by $70,513 or 32% from $219,071 during the three months ended June 30, 2009 to $289,584 during the three months ended June 30, 2010.   This increase was due to increased inpatient services and increases in the cost of medicine, offset in part by a decrease in outpatient services.

Depreciation Expense – Depreciation expense decreased by $46,240 or 57% from $81,392 for the three-month period ended June 30, 2009 to $35,152 for the three-month period ended June 30, 2010. The decrease was due to some medical equipment being fully depreciated within the past year.

Interest Expense – Interest expense decreased by $43,886 or 69% from $63,730 for the three-month period ended June 30, 2009 to $19,844 for the three-month period ended June 30, 2010.  This decrease was due primarily to repayments of substantial portions of the capital lease obligation between June 30, 2009 and June 30, 2010.

As a result of forgoing, the Company had a net loss of $170,272 during the second quarter of 2010, compared to the loss of $74,128 for the second quarter of a year ago.

Six months ended June 30, 2010 and June 30, 2009

Material changes of items in our Statement of Operations for the six months ended June 30, 2010, as compared to the six months ended June 30, 2009, are discussed below.

Operating Revenues – Operating revenue for the six months ended June 30, 2010, which resulted primarily from in-patient service revenue and other operating revenue (out-patient service and pharmaceutical drug sales), were $848,463, a decrease of 2% as compared with the operating revenue of $868,500 in the same period of prior year. The decrease was due primarily to a decrease of $134,966 in out-patient service and pharmaceutical drug sales offset in part by an $114,929 increase in-patient services revenues.  This was due primarily to more emphasis being placed on in patient services as compared with out -patient service and pharmaceutical drug sales.

Selling, general and administrative expenses – Selling, general and administrative expenses increased by $57,138 or 13% from $434,583 for the six-month period ended June 30, 2009 to $491,991 for the six-month period ended June 30, 2010.  This increase was due to increase in advertising expenses and some accounting adjustments related to litigation and settlement fees included in general expenses incurred in the second quarter of 2010. See Note 12 – Litigation and Settlement Fees for further information.

Medicine and supplies costs - Medicine and supplies costs increased by $81,218 or 18% from $462,638 during the six months ended June 30, 2009 to $543,856 during the six months ended June 30, 2010.   This increase was due to increased inpatient services and increases in the cost of medicines, offset in part by a decrease in outpatient services.

Item 2.  Management’s Discussion and Analysis or Plan of Operation. - continued

Six months ended June 30, 2010 and June 30, 2009 - continued

Depreciation Expense – Depreciation expense decreased by $107,902 or 60% from $178,646 for the six-month period ended June 30, 2009 to $70,744 for the six-month period ended June 30, 2010, primarily due to some medical equipment being fully depreciated within the past year.

Interest Expense – Interest expense decreased by $83,560 or 66% from $126,212 for the six-month period ended June 30, 2009 to $42,652 for the six-month period ended June 30, 2010.  This decrease was due primarily to repayments of substantial portions of the capital lease obligation between June 30, 2009 and June 30, 2010.

As a result of forgoing, net loss was at $292,282 for the first six months of the year 2010, dropping 12.0% from a net loss of $331,624for  the same  period last year.

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

We are building a new 600-bed hospital in Nanning, China. We expect the new hospital to be completed by January 2011. The hospital is being built by Guangxi Construction Engineering Group Corporation and, when completed, will be leased by us for a twenty-year term. The lease payment will be $380,338 during the first year of the lease. The annual lease payments will gradually increase each year such that, during the final year of the lease, our lease payments will be $658,277, based upon current exchange rates. Our agreement with Langdong 8th Group requires us to make payments of approximately $5,600,000 to Langdong 8th Group during the construction phase. As of June 30, 2010 we had paid $4,731,437 towards this amount.

Other than the factors listed above we do not know of any trends, events or uncertainties that have had or are reasonably expected to have a material impact on our net sales or revenues or income from continuing operations. Our business is not seasonal in nature.

Accounting Estimates

In the United States most hospitals have contracts with health insurance companies, which provide that patients with health insurance will be charged reduced rates for healthcare services. Reduced rates are also charged for Medicare and Medicaid patients. Although the patient is billed for the services provided by the hospital at the higher rate normally charged to patients without insurance the amount billed is reduced by the charges paid by the insurance carrier and by the difference (sometimes known as the "contractual allowance") between the normal rate for the services and the reduced rate which the hospital estimates it will receive from Medicare, Medicaid and insurance companies.

For financial reporting purposes, hospitals in the United States record revenues based upon established billing rates fewer adjustments for contractual allowances. Revenues are recorded based upon the estimated amounts due from the patients and third-party payors, including federal and state agencies (under the Medicare and Medicaid programs) managed care health plans, health insurance companies, and employers. Estimates of contractual allowances under third-party payor arrangements are based upon the payment terms specified in the related contractual agreements. Third-party payor contractual payment terms are generally based upon predetermined rates per diagnosis, per diem rates, or discounted fee-for-service rates.

Due to the complexities involved in determining amounts ultimately due under reimbursement arrangements with a large number of third-party payors, which are often subject to interpretation, the reimbursement actually received by U.S. hospitals for health care services is sometimes different from their estimates.

Item 2.  Management’s Discussion and Analysis or Plan of Operation. - continued

Accounting Estimates - continued

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

 Liquidity and Capital Resources

The following shows our material sources and (uses) of cash during the periods presented: Six Month Periods Ended June 30, 2010 and 2009:

	June 30, 2010	June 30, 2009

Cash used in operating activities	$(53,059)	$(206,842)

Cash used in investing activities	$(242,903)	$(216,158)

Cash provided by financing activities	$244,453	$396,427

By carefully reducing expenses, the Company substantially reduced the amount of cash being used to fund operating activities.  However, substantial funds have been required to fund the prepaid lease obligation on the new hospital, which is now under construction.  Financing of operations has come primarily from advances from related parties.  We are dependent on related parties to provide working capital until such time as we reach a profitable level of operations.  There can be no assurances that related parties will continue to provide additional working capital.  Without additional working capital, we may be forced to cease operations and liquidate.

Based on the June 30, 2010 exchange rates, future payments due on our material contractual obligations as of June 30, 2010 are as follows:

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

Changes in internal control over financial reporting

There have been no changes in our internal controls over financial reporting during our second fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings.

There is no material legal proceeding pending against us.

Item 1A.	Risk Factors

Not Applicable.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	(Removed and Reserved).

Item 5.	Other Information

Not applicable.

Item 6.	Exhibits

Copies of the following documents are included as exhibits to this report pursuant to Item 601 of Regulation S-K.

Exhibit No.	SEC Ref. No.	Title of Document

1	31.1	Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

2	31.2	Certification of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

3	32.1	Certification of the Principal Executive Officer pursuant to U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

4	32.2	Certification of the Principal Financial Officer pursuant to U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

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

Date: August 17, 2010

TONGJI HEALTHCARE GROUP. INC.

By:	/s/ Yunhui Yu
Yunhui Yu President and Chief Executive Officer (Principal Executive Officer)

By:	/s/ Weidong Huang
Weidong Huang Chief Financial Officer (Principal Financial Officer)