Form 10-Q
period 2010-09-30
Tongji Healthcare Group, Inc.
filed 2010-11-15
CIK 1389518

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

 (Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes☐    No ☒

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

Indicate the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:

As of November 15, 2010, there are 15,812,391  shares of $0.001 par value common stock issued and outstanding.

FORM 10-Q
TONGJI HEALTHCARE GROUP, INC.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

TONGJI HEALTHCARE GROUP, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2010	2009
ASSETS	(Unaudited)
Current Assets
Cash and cash equivalent	$48,471	$103,909
Accounts receivable, net	304,938	310,666
Due from related parties	43,146	44,119
Medicine supplies	77,620	97,295
Prepaid expenses and other current assets	2,131	61,453

Total current assets	476,306	617,442

Property, Plant, and Equipment, net	549,610	648,591

Long Term Prepayment	4,876,947	4,466,979

Capital Lease Deposit	-	153,572

Total assets	$5,902,863	$5,886,584

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts payable and accrued expenses	$319,220	$325,936
Due to related parties	5,327,224	4,742,168
Other payables	206,614	193,651
Deferred revenue	18,616	101,716
Capital lease obligations	-	340,214

Total current liabilities	5,871,674	5,703,685

Stockholders' Equity
Preferred stock - $0.001 par value, 20,000,000
share authorized, no shares outstanding at
September 30 or December 31, 2009	-	-
Common stock - $0.001 par value, 100,000,000
shares authorized, 15,812,391 issued and
outstanding at September 30, 2010 and
December 31, 2009	15,812	15,812
Additional paid in capital	424,968	424,968
Statutory reserve	41,812	41,812
Accumulated deficit	(527,637)	(374,869)
Accumulated other comprehensive income	76,234	75,176

	31,189	182,899

Total liabilities and stockholders' equity	$5,902,863	$5,886,584

See the accompanying notes to the unaudited condensed consolidated financial statements.

TONGJI HEALTHCARE GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND OTHER COMPREHENSIVE INCOME

	For the three month		For the nine month
	periods ended		periods ended
	September 30,		September 30,
	2010	2009	2010	2009
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
OPERATING REVENUES
Patient service revenues	$281,272	$159,602	$712,591	$475,992
Other operating revenues	217,324	273,730	634,468	825,840

Total operating revenue	498,596	433,332	1,347,059	1,301,832

OPERATING EXPENSES
Selling, general and administrative expenses	56,516	385,856	548,507	820,709
Medicine and supplies	233,845	228,770	777,701	691,408
Depreciation expense	52,007	42,681	122,751	91,327

Total operating expenses	342,368	657,307	1,448,959	1,603,444

INCOME (LOSS) FROM OPERATING ACTIVITIES	156,228	(223,975)	(101,900)	(301,612)

OTHER INCOME (EXPENSE)
Other income, net	2,867	2,836	11,365	5,061
Interest expense, net of interest income	(19,581)	(67,243)	(62,233)	(193,455)

Total other income (expense)	(16,714)	(64,407)	(50,868)	(188,394)

Net income (loss) before income taxes	139,514	(288,382)	(152,768)	(490,006)

PROVISION FOR INCOME TAXES	-	-	-	-

NET INCOME (LOSS)	139,514	(288,382)	(152,768)	(490,006)

FOREIGN CURRENCY TRANSLATION GAIN (LOSS)	971	85	1,058	(1,429)

COMPREHENSIVE INCOME (LOSS)	140,485	$(288,297)	(151,710)	(491,435)

NET INCOME (LOSS) PER SHARE - Basic and diluted	$0.009	$(0.018)	(0.010)	$(0.031)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES
OUTSTANDING	15,812,391	15,812,391	15,812,391	15,812,391

See the accompanying notes to the unaudited condensed consolidated financial statements.

TONGJI HEALTHCARE GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS PERIODS ENDED SEPTEMBER 30,

	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES	(Unaudited)	(Unaudited)

Net (loss)	$(152,768)	$(490,006)
Adjustments to reconcile net (loss) to
net cash provided by operating activities:
Depreciation and amortization	122,751	91,327
Allowance for doubtful accounts	-	42,213
Change in operating assets and liabilities
Accounts receivable	12,180	(2,286)
Medicine supplies	21,696	45,229
Prepaid expense and other current assets	60,599	21,573
Accounts payable and accrued expenses	(58,809)	88,971
Deferred gain	(85,214)	(83,415)
Other payables	54,265	(146,800)

Net cash used in operating activities	(25,299)	(433,194)

CASH FLOW FROM INVESTING ACTIVITIES
Acquisition of property, plant and equipment	(10,301)	(12,212)
Disposal of property, plant and equipment	-	7,307
Lease prepayment advances	(317,166)	(854,880)
Due from related parties	1,888	191,804

Net cash used in investing activities	(325,579)	(667,981)

CASH FLOWS FROM FINANCING ACTIVITIES
Principal payments on capital lease obligations	(195,160)	(252,234)
Advances from related parties	486,576	1,308,339

Net cash provided by financing activities	291,416	1,056,105

EFFECTS OF FOREIGN TRANSLATION ADJUSTMENTS	4,024	(169)

Net decrease in cash and cash equivalents	(55,438)	(45,239)

CASH AND CASH EQUIVALENT - Beginning of period	103,909	61,826

CASH AND CASH EQUIVALENT - End of period	$48,471	$16,587

CASH PAID DURING THE YEAR FOR:

Income taxes	$-	$-

Interest	$62,709	$34,649

See the accompanying notes to unaudited condensed consolidated financial statements.

TONGJI HEALTHCARE GROUP, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2010

NOTE 1- ORGANIZATION

Nanning Tongji Hospital, Inc. ("NTH") was established in Nanning in the province of Guangxi of the People’s Republic of China ("PRC") by the Nanning Tongji Medical Co. Ltd. and an individual on October 30, 2003.

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

NOTE 2- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accompanying condensed consolidated financial statements of the Company have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the interim periods are not necessarily indicative of the results for any future period. These statements should be read in conjunction with the Company's audited financial statements and notes thereto for the fiscal year ended December 31, 2009. The results of the three and nine month periods ended September  30, 2010 are not necessarily indicative of the results to be expected for the full fiscal year ending December 31, 2010.

PRINCIPLES OF CONSOLIDATION

The consolidated financial statements include the accounts of Tongji Healthcare Group, Inc. and its wholly owned subsidiaries Tongji, Inc. and Nanning Tongji Hospital, Inc. All significant intercompany accounts and transactions have been eliminated in consolidation.

TONGJI HEALTHCARE GROUP, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2010

NOTE 2- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - continued

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

The Company records these translation adjustments as accumulated other comprehensive income (loss). Gains and losses from foreign currency transactions are included in other income (expense) in the results of operations. For the three and nine months periods ended September 30, 2010 and 2009, the Company recorded $971,  $1,058, $85 and $(1,429) respectively in translation gains and (loss) as a result of currency translation.

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

TONGJI HEALTHCARE GROUP, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2010

NOTE 2- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - continued

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

The Company has established a reserve for uncollectible of $61,089 and $59,846 as of September 30, 2010 and December 31, 2009, respectively.

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

PREPAID EXPENSES AND OTHER CURRENT ASSETS

Prepaid expenses and other current assets consisted of the following as of September 30, 2010 and December 31, 2009

	September 30, 2010	December 31, 2009
Other	$-	$35,293
Advance to suppliers	2,131	26,160
Total	$2,131	$61,453

ADVERTISING COSTS

The Company expenses the costs associated with advertising as incurred. Advertising expenses (credits) for the three and nine month periods ended September 30, 2010 and 2009 of $(5,818), $(14,605), $34,560 and $68,879 respectively are included in selling and promotional expenses in the statements of income. Advertising costs include marketing brochures and an advertising campaign to the public.

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

The Company tests long-lived assets, including property, plant and equipment and intangible assets, for recoverability at least annually or more frequently upon the occurrence of an event or when circumstances indicate that the net carrying amount is greater than its fair value. Assets are grouped and evaluated at the lowest level for their identifiable cash flows that are largely independent of the cash flows of other groups of assets. The Company considers historical performance and future estimated results in its evaluation of potential impairment and then compares the carrying amount of the asset to the future estimated cash flows expected to result from the use of the asset. If the carrying amount of the asset exceeds estimated expected undiscounted future cash flows, the Company measures the amount of impairment by comparing the carrying amount of the asset to its fair value. The estimation of fair value is generally measured by discounting expected future cash flows as the rate the Company utilizes to evaluate potential investments. The Company estimates fair value based on the information available in making whatever estimates, judgments and projections are considered necessary. There was no impairment of long-lived assets for the period ended September 30, 2010.

TONGJI HEALTHCARE GROUP, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2010

NOTE 2- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - continued

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

The Company has not granted any options or warrants during 2010 or 2009, and there are no options or warrants outstanding as of September 30, 2010 and 2009.  Therefore, the basic and diluted EPS are the same.

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

In accordance with the relevant tax laws and regulations of PRC and US, the corporation income tax rate would typically be 33% in the PRC. The Company has received a waiver (duty free certificate) from the taxing authorities in the PRC for corporate enterprise income tax for the year ended 2004 through 2006. Effective 2007, the Company is taxed at the rate of 33%.

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

The Company does not accrue United States income taxes on unremitted earnings from foreign operations, as it is the Company’s intention to invest these earnings in the foreign operations indefinitely.

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

TONGJI HEALTHCARE GROUP, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2010

NOTE 2- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - continued

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

In August 2010, ASU 2010-23 was issued.  This amends ASC 954 to require the disclosure of charity care be disclosed at cost.  The Company does not provide material amounts of charity care at this time.

In August 2010, Accounting Standards Update (“ASU”) 2010-24 was issued.  This update amends ASC 954-450 to require that anticipated insurance settlements from malpractice claims not be offset against the accrual for the malpractice claim.  The Company has not accrued for any anticipated malpractice claims as of September 30, 2010.

GOING CONCERN

The accompanying consolidated financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the company as a going concern.  However, the Company has an accumulated deficit of $(527,637) as of September 30, 2010.  In view of the accumulated losses, recoverability of a major portion of the recorded asset amounts shown in the accompanying consolidated balance sheet is dependent upon continued operations of the company, which in turn is dependent upon the Company’s ability to raise additional capital, obtain financing and succeed in its future operations, The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

Management has taken certain restructuring steps to provide the necessary capital to continue its operations. These steps included: 1) acquire profitable operations; and 2) to continue actively seeking additional funding and 3) may see to cut the operating expenses.

NOTE 3- PROPERTY & EQUIPMENT

Property & equipment as of September 30, 2010 and December 31, 2009 comprised of the following:

	Estimated Useful Lives (Years)	September 30, 2010	December 31,2009
Office equipment	5-10	$74,922	$73,398
Medical equipment	5	1,127,906	1,104,958
Fixtures	10	116,313	113,947
Vehicles	5	41,570	40,725
Total property and equipments		1,360,711	1,333,028

Less accumulated depreciation		(811,101)	(684,437)

Property and equipment, net		$549,610	$648,591

Depreciation expense charged to operations was $52,007, $122,751, $42,681 and $91,327 respectively for the three and nine month periods ended September 30, 2010 and 2009, respectively.

TONGJI HEALTHCARE GROUP, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2010

NOTE 4- LONG TERM PREPAYMENT

As of September 30, 2010 and December 31, 2009, the Company had long term prepayment amounted to $4,876,947 and $4,466,979 respectively. It is a prepayment for leasing of a new constructing hospital. The new hospital is expected to be finished by 2012.

The company will amortize the long-term prepayment after the hospital is constructed and the company leases the hospital building.

NOTE 5- MEDICINE SUPPLIES

Medicine supplies consisted of the following as of September 30, 2010 and December 31, 2009:

	September 30, 2010	December 31,2009
Western medicine	$67,916	$82,840
Traditional Chinese medicine	9,704	14,455
Total	$77,620	$97,295

NOTE 6 - MAJOR SUPPLIERS AND CUSTOMERS

The Company had one supplier that accounted for 82% of purchase for the nine-month period ended September 30, 2010. Accounts payable from this major supplier was $905,850 as of September 30, 2010.

The Company had one supplier that accounted for 54% of purchases during the nine month period ended September 30, 2009.  Accounts payable due to this supplier at September 30, 2009 totaled $219,158.

The Company had two major customers for the nine-month periods ended September 30, 2010: Nanning Social Insurance Center and Guangxi Province Social Insurance Center. They accounted for 86% and 14 % of Accounts receivable for the nine-month periods ended September 30, 2010.

The Company had two major customers for the nine-month periods ended September 30, 2009: Nanning Social Insurance Center and Guangxi Province Social Insurance Center. They accounted for 83% and 17 % of Accounts receivable for the nine-month periods ended September 30, 2009.

NOTE 7- CAPITAL LEASE OBLIGATIONS:

Lease Deposit

The lease deposit as of September 30, 2010 and December 31, 2009 were $-0- and $153,572 respectively. Capital lease was paid in full prior to September 30, 2010.

Deferred Gain on Sale and Lease Back

The total gain on sale and lease back was $333,974. According to SFAS 13 (ASC 840) "Accounting for Leases" this gain is deferred and amortized over the Lease term of 36 months. Accordingly, $29,397, $85,214, and $27,811 and  $83,415 respectively were amortized for the three and nine month period ended September 30, 2010 and 2009 respectively.

The deferred revenue outstanding as of September 30, 2010 and December 31, 2009 was $18,616 and $101,716 respectively.

TONGJI HEALTHCARE GROUP, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2010

NOTE 8- OTHER PAYABLE

Other payable as of September 30, 2010 and December 31, 2009 consists of the following:

	September 30, 2010	December 31,2009
Advance from customers	$30,607	$6,083
Welfare payable	70,156	73,687
Other payable	105,851	113,881
Total	$206,614	$193,651

NOTE 9- STOCKHOLDERS' EQUITY

Common Stock

As of September 30, 2010 and December 31, 2009, the Company has 100,000,000 shares of common stock authorized with a par value of $0.001.

The Company has not granted any options or warrants during 2010 or 2009, and there are no options or warrants outstanding as of September 30, 2010 or December 31, 2009.

Preferred Stock

As of September 30, 2010 and December 12, 2009, the Company has 20,000,000 shares of preferred stock authorized with a par value of $0.001. There are no shares issued and outstanding as of September 30, 2010.

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

The Company did not appropriate reserve for the statutory surplus reserve for the three or nine months period ended September 30, 2010.

TONGJI HEALTHCARE GROUP, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2010

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

NOTE 11- RELATED PARTY TRANSACTIONS AND COMMITMENTS

Due from/to Related Parties

The Company has entered into agreements with Nanning Tongji Chain Pharmacy Co. Ltd. ,Guangxi Tongji Medicine Co. Ltd. and Nanning Switch Factory whereby the Company from time to time will advance amounts to assist them in their operations. The three companies have common major shareholders. The advanced amounts accrue interest at a rate of 1.5% per annum. The amount of receivable as of September 30, 2010 and December 31, 2009 was $43,146 and $44,119 respectively. Interest income for the three and nine months periods ended September 30, 2010 and 2009 were $63, $476, $4,747, and $5,160, respectively.

The Company has entered into an agreement with the Chairman and the shareholder of the Company, Nanning Tongji Chain Pharmacy Co. Ltd. ,Guangxi Tongji Medicine Co. Ltd. and Nanning Tongji Electric Coating Factory, whereby the Company from time to time will be advanced amounts to assist them in their operations. The advanced amounts accrue interest at a rate of 1.5% per annum. As of September 30, 2010 and December 31, 2009, $5,327,224 and $4,742,168 were payable to these related parties respectively.  Interest expenses for the three and nine month periods ended September 30, 2010 and 2009 were $27,006, $62,709, $61,596 and $164,204 respectively.

Currently, the Chairman and CEO Mr. Yu, Yunhui and CFO Weidong Huang are not paid by the Company, and they only receive payment from Guangxi Tongji Medicine Co. Ltd. This may change when the Company starts to produce income instead of losses.

Rental Commitments

The Company has entered into a lease agreement for their hospital with Guangxi Tongji Medicine Co. Ltd that expires December 2008. The Company renewed the lease for additional 6 years at monthly rate of $2,454 (RMB16, 439). The company also in the process of cooperating with Guangxi Construction Engineering Corporation Langdong 8th Group in building a new 600-bed hospital in Nanning, China. It expects the new hospital to be completed by January 2012. The hospital is being constructed by Guangxi Construction Engineering Corporation Langdong 8th Group and, when completed, will be leased by the company for a twenty-year term.  The lease payment will be $380,338 during the first year of the lease. The annual lease payments will gradually increase each year. Based on the exchange rate at December 31, 2009, minimum future 5 years lease payments are as follows:

2010	$21,642
2011	28,857
2012	409,195
2013	423,823
2014	438,452
Total	$1,321,969

NOTE 12 – SUBSEQUENT EVENTS

Event subsequent to September 30, 2010 have been evaluated through November 9, 2010, the date these statement were available to be issued, to determine whether any should be disclosed to keep the financial statements from being misleading. Management found no subsequent events which it believes should be disclosed in the September 30, 2010 financial statements.

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

Revenue is generated from individuals as well as third-party payers, including PRC government programs and insurance providers, under which our hospital is paid based upon several methodologies including established charges, the cost of providing services, predetermined rates per diagnosis, fixed per diem rates or discounts from established charges.

Revenues are recorded at net amounts due from patients, third-party payers and others for healthcare services provided at the time the service is provided. Revenues for pharmaceutical drug sales are recognized upon the drug being administered to a patient or at the time a prescription is filled for a patient that contain an executed prescription slip by a registered physician.

Our critical accounting policies, as well as recent accounting pronouncements which may apply to us, are described in Note 2 to our September  30, 2010 financial statements.

Results of Operation  - Three months ended September 30, 2010

Material changes of items in our Statement of Operations for the three months ended September 30, 2010, as compared to the three months ended September 30, 2009, are discussed below.

Item 2.       Management’s Discussion and Analysis or Plan of Operation - continued

Results of Operation  - Three months ended September 30, 2010 - continued

Operating Revenues – Operating revenue for the three months ended September 30, 2010, which resulted primarily from patient services revenue and other operating revenue (out-patient service and pharmaceutical drug sales), were $498,596, an increase of 15% as compared with the operating revenue of $433,332 in the same period of prior year. The increase was mainly from the patient services sector, where the average daily in patient services revenue per patient increased to $70 from $35 for the three months ended September 30, 2010 and 2009 respectively.  This was offset in part by a decrease in the number of in patient days to 4,026 from 4,595 for the three months periods ended September 30, 2010 and 2009 respectively. Other operating revenue from out-patient service and pharmaceutical drug sales of $217,324 during the quarter ended September 30, 2010 represents a 20% decrease from the comparable period in 2009.  This decrease was attributable primarily to more emphasis being placed on in patient services as compared with out-patient service and pharmaceutical drug sales.

Selling, general and administrative expenses – Selling, general and administrative expenses decreased by $329,340 or 85% from $385,856 for the three-month period ended September 30, 2009 compared to $56,516 for the three-month period ended September 30, 2010.  This decrease was due to significant expense reduces in advertising, maintenance, and office expenses.

Medicine and supplies costs - Medicine and supplies costs increased by $5,075 or 2% from $228,770 during the three months ended September 30, 2009 to $233,845 during the three months ended September 30, 2010.   This increase was due to increased inpatient services and increases in the cost of medicines, offset in part by a decrease in outpatient services.

Depreciation Expense – Depreciation expense increased to $52,007 from $42,681 during the three month periods ended September 30, 2010 and 2009, respectively.

Interest Expense – Interest expense decreased by $47,662 or 71% from $67,243 for the three-month period ended September 30, 2009 to $19,581 for the three-month period ended September 30, 2010.  This decrease was due primarily to repayments of a capital lease obligation between September 30, 2009 and September 30, 2010.

As a result of forgoing, the Company had a net income of $139,514 during the third quarter of 2010, compared to a net loss of $288,382 for the third quarter of a year ago.

Results of Operation - Nine months ended September 30, 2010

Material changes of items in our Statement of Operations for the nine months ended September 30, 2010, as compared to the nine months ended September 30, 2009, are discussed below.

Operating Revenues – Operating revenue for the nine months ended September 30, 2010, which resulted primarily from patient service revenue and other operating revenue (out-patient service and pharmaceutical drug sales), were $1,347,059, an increase of 3% as compared with the operating revenue of $1,301,832 for the same period in the prior year. The increase was mainly from the patient service sector, where the average daily in patient service revenue per patient increased to $57 from $39 for the nine months ended September 30, 2010 and 2009 respectively.  In addition, the number of in-patient days increased to 12,440 from 12,079 for the nine months periods ended September 30, 2010 and 2009 respectively. Other operating revenue from out-patient service and pharmaceutical drug sales of $634,468 during the nine months ended September 30, 2010 represents a 23% decrease from the comparable period in 2009.  The decrease in other operating revenues was due to more emphasis being placed on in-patient services as compared with out-patient service and pharmaceutical drug sales.

Selling, general and administrative expenses – Selling, general and administrative expenses decreased by $272,202 or 33% from $820,709 for the nine-month period ended September 30, 2009 to $548,507 for the nine-month period ended September 30, 2010.  This decrease was mainly due to the cut in advertising expenses and the control on administrative expenses.

Item 2.       Management’s Discussion and Analysis or Plan of Operation - continued

Results of Operation - Nine months ended September 30, 2010 - continued

Medicine and supplies costs - Medicine and supplies costs increased by $86,293 or 12% from $691,408 during the nine months ended September 30, 2009 to $777,701 during the nine months ended September 30, 2010.   This increase was due to increased in-patient services and increases in the cost of medicines, offset in part by a decrease in out-patient services.

Depreciation Expense – Depreciation expense increased by $31,424 or 34% from $91,327 for the nine-month period ended September 30, 2009 to $122,751 for the nine-month period ended September 30, 2010.

Interest Expense – Interest expense decreased by $131,222 or 68% from $193,455 for the nine-month period ended September 30, 2009 to $62,233 for the nine-month period ended September 30, 2010.  This decrease was due primarily to repaying a capital lease obligation between September 30, 2009 and September 30, 2010.

As a result of forgoing, the Company had a net loss was at $152,768 for the first nine months of the year 2010, dropping 68.8% from a net loss of $490,006 for  the same  period last year.

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

We have agreed to lease a new 600-bed hospital in Nanning, China. We expect the new hospital to be completed by January 2012. The hospital is being built by Guangxi Construction Engineering Group Corporation and, when completed, will be leased by us for a twenty-year term. The lease payment will be $380,338 during the first year of the lease. The annual lease payments will gradually increase each year such that, during the final year of the lease, our lease payments will be $658,277, based upon current exchange rates. Our agreement with Langdong 8th Group requires us to make payments of approximately $5,600,000 to Langdong 8th Group during the construction phase. As of September 30, 2010 we had paid $4,876,947 towards this amount.

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

Item 2.       Management’s Discussion and Analysis or Plan of Operation - continued

Results of Operation - Nine months ended September 30, 2010 - continued

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

Liquidity and Capital Resources

The following shows our material sources and (uses) of cash during the periods presented: Nine Month Periods Ended September 30, 2010 and 2009:

	September 30, 2010	September 30, 2009

Cash (used in) operating activities	$(25,299)	$(433,194)

Cash (used in) investing activities	$(325,579)	$(667,981)

Cash provided by financing activities	$291,416	$1,056,105

By carefully reducing expenses, the Company substantially reduced the amount of cash being used to fund operating activities.  However, substantial funds have been required to fund the prepaid lease obligation on the new hospital, which is now under construction.  Financing of operations has come primarily from advances from related parties.  We are dependent on related parties to provide working capital and pay for the Company’s management team until such time as we reach a profitable level of operations.  There can be no assurances that related parties will continue to provide additional working capital.  Without additional working capital, we may be forced to cease operations and liquidate.

Based on the September 30, 2010 exchange rates, future payments due on our material contractual obligations as of September 30, 2010 are as follows:

Fiscal Year Ended	Operating lease commitments

2010	$21,642
2011	28,857
2012	409,195
2013	423,823
2014	438,452

Total	$1,321,969

Item 2.       Management’s Discussion and Analysis or Plan of Operation - continued

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

Date: November 15, 2010

TONGJI HEALTHCARE GROUP. INC.

By:	/s/ Yunhui Yu
Yunhui Yu President and Chief Executive Officer (Principal Executive Officer)

By:	/s/ Weidong Huang
Weidong Huang Chief Financial Officer (Principal Financial Officer)