Form 10-K
period 2010-12-31
Tongji Healthcare Group, Inc.
filed 2011-04-15
CIK 1389518

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

(Mark One)

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2010
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________to ______________

Commission file number:  333-140645

TONGJI HEALTHCARE GROUP, INC.

(Exact name of registrant as specified in its charter)

Nevada	99-0364697
State or other jurisdiction of Incorporation or organization	(I.R.S. Employer Identification No.)

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
☐ Yes      ☐ No

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

The aggregate market value of the voting and non-voting common stock of the issuer held by non-affiliates as of  December 31, 2010 was approximately $ 1,259,982 (5,727,191 shares of common stock held by non-affiliates)  based upon a closing price of the common stock of $0.22 as quoted by OTC Bulletin Board on December 31, 2010.

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

APPLICABLE ONLY TO REGISTRANTS INVOLVED IN BANKRUPTCY
PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.☐ Yes ☐ No

(APPLICABLE ONLY TO CORPORATE REGISTRANTS)

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

As of April 12, 2011, there are 15,812,191 shares of common stock, par value $0.001 issued and outstanding.

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

History

Nanning Tongji Hospital, Inc.  ("NTH" or “Tongji Hospital”) was established in Nanning in the province of Guangxi of the People’s Republic of China ("PRC") by the Nanning Tongji Medical Co. Ltd. and an individual on October 30, 2003.

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

On December 19, 2006, the officers of NTH filed Articles of Incorporation in the State of Nevada which were approved on December 19, 2006 to create Tongji Healthcare Group, Inc. a Nevada corporation (the "Company") and also established Tongji, Inc., a Colorado corporation ("Tongji") a wholly owned subsidiary of the Company. The Company was incorporated with 50,000,000 shares of common stock and 20,000,000 shares of preferred stock both with a par value of $0.001.

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

Corporate Structure

            Our present corporate structure is as follows:

Tongji Healthcare Group, Inc. (a Nevada company)

Tongji, Inc. (a Colorado company)

Nanning Tongji Hospital, Inc. (a PRC company)

Note: Tongji, Inc. a Colorado company was dissolved in March 2011.

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

Tongji Hospital is certified as a provider of Medicare services by the Nanning municipal government and the Guangxi provincial government. Our Medicare agreements with the Nanning municipal government and the Guangxi provincial government require that we adhere to prescribed standards for patient care and treatment. Maintaining the qualifications for acceptance of Medicare patients is very important as revenue from Medicare patients accounted for 47% of total hospital income in 2010. The Medicare accreditation is valid for only one year and must be renewed on an annual basis.

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

As is common in China, we generate revenues from providing both medical treatment and the sale of drugs and medications. About 61% of the drugs and medications we use in the hospital and sell to our patients are purchased from Guangxi Tongji Medicine Co., Ltd., a related company controlled by our Chief Executive Officer, Yunhui Yu, at prevailing market prices pursuant to a supply contract. The rest are from around 23 different suppliers, one of them consisting of more than 10% of our total purchases.

We generate revenue from individuals as well as third-party payers, including PRC government programs and insurance providers, under which the hospital is paid based upon several methodologies including established charges, the cost of providing services, predetermined rates per diagnosis, fixed per diem rates or discounts from established charges. Revenues are recorded at net amounts due from patients, third-party payers and others for healthcare services provided at the time the service is provided. Revenues for pharmaceutical drug sales are recognized upon the drug being administered to a patient or at the time a prescription is filled for a patient that contain an executed prescription slip by a registered physician.

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

           We are in the process of cooperating with Guangxi Construction Engineering Corporation Langdong 8th Group in building a new 600-bed hospital in Nanning, China. We expect the new hospital to be completed by January 2012. The hospital is being constructed by Guangxi Construction Engineering Corporation Langdong 8th Group and, when completed, will be leased by us for a twenty-year term.  The lease payment will be $436,000 during the first year of the lease. The annual lease payments will gradually increase each year such that, during the final year of the lease, our lease payments will be $673,000, based upon current exchange rates.  Our agreement with Langdong 8th Group requires us to make total payments of approximately $7,587,000 to Langdong 8th Group during the construction phase.  As of December 31, 2010, we had paid approximately $5,551,000 towards this amount. We borrowed most of the paid funds from related parties. We also are responsible for any construction cost over runs.

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

Going Concern

The continuation of our business is dependent upon our raising additional financial support or on our ability to purchase new technologies.  The issuance of additional equity securities by us could result in a significant dilution in the equity interests of our current stockholders.  Obtaining commercial or other loans, assuming those loans would be available, would increase our liabilities and future cash commitments.

We have historically incurred losses and through December 31, 2010, we have accumulated deficits of $369,591.  Because of these historical losses, we will require additional working capital to develop our business operations.

Management is planning to take certain restructuring steps to provide the necessary capital to continue its operations.  These steps included: 1) plan to convert existed related parties' loans into equity 2) to continue actively seeking additional funding, such as making the major shareholders contribute additional capital 3) plan to increase sales revenue with better service and advertising control 4) better control of operating expenses, to increase the profitability.

Item 1.	Business - continued

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

Marketing

The majority of healthcare providers in China are government owned and operate at a low level of efficiency. In addition, and according to China Hospital Administration Association, there are approximately 1500 private hospitals in China in 2010 most of which are independent of each other. The high degree of fragmentation presents an opportunity for acquisition and economies of scale.

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

●	The Licensed Physician Act requires that we only hire doctors who have been licensed by the PRC government.
●	All drugs and medications used in our hospital must be prepared, transported, and used under the supervision of our internal Commission of Drug Affairs Management.
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

           Before we can acquire a hospital or a company in the healthcare field in the People’s Republic of China we will be required to submit an application to PRC Ministry of Commerce. As part of the application we must submit a number of documents, including:

●	our financial statements and the financial statements of the company we propose to acquire,
●	a copy of the business license of the company we propose to acquire,
●	evidence that the shareholders of the company we propose to acquire have approved the transaction,
●	an appraisal, conducted by an independent party, of the value of the company we propose to acquire.

           Our agreements with the Nanning Municipal and the Guangxi Provincial Medicare Funds require us to:

●	Deal with any patient complaints on a timely basis;
●	Follow the Basic Medical Treatment Insurance procedures of the City of Nanning and the Guangxi Province;
●	Report any accident to the Medicare Funds within 72 hours;
●	Determine if patients are eligible for coverage by the Medicare Funds;
●	Control costs by refraining from unnecessary treatments or procedures;
●	Discharge inpatients when their medical condition allows so as not to prolong their stay in the hospital.

           Our agreements are renewed annually if approved by the Medicare Funds.

Taxes

In accordance with the relevant tax laws and regulations of PRC, the corporation income tax rate would typically be 33% in the PRC. The Company has received a tax exemption from the taxing authorities in the PRC for corporate enterprise income tax for the years ended 2004 through 2006. Effective 2007, the Company began to be taxed at the rate of 33%. Beginning January 1, 2008, the new Enterprise Income Tax (EIT) law replaced the existing laws for Domestic Enterprises (DES) and Foreign Invested Enterprises (FIEs). The new standard EIT rate of 25% replaced the 33% rate applicable to both DES and FIEs. There were no provisions for income taxes for the fiscal years 2010 and 2009 due to the net loss incurred in both years.

Item 1.	Business - continued

In addition, companies in the PRC are required to pay business taxes consisting of 5% of revenue from providing medical treatment, and city construction taxes and educational taxes of 7% and 3% respectively of the business taxes. The Company was exempt from these taxes for the years ending 2006 through 2008. The Company did not apply for exemption in 2009 and started paying business taxes, additional city construction taxes and educational taxes, totaling $60,721 and $98,598 for the fiscal year 2010 and 2009, respectively.

The Company does not accrue United States income taxes on unremitted earnings from foreign operations, as it is the Company’s intention to invest these earnings in the foreign operations indefinitely. However, the Company may be subjected to penalties of approximately $40,000 for failure to file United States income tax returns including form 5472 from year 2006 to 2009.

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

Employees

As of March 11, 2011 we have 139 employees, consisting of 46 licensed physicians and medical professionals, 45 nurses, 8 pharmacists, and 40 employees in administration and finance. None of our employees are represented by a labor union or similar collective bargaining organization. We believe that our relations with our employees are good.

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

We are in the process of cooperating with Guangxi Construction Engineering Corporation Langdong 8th Group in building a new 600-bed hospital in Nanning, China. We expect the new hospital to be completed by January 2012. The hospital is being constructed by Guangxi Construction Engineering Corporation Langdong 8th Group and, when completed, will be leased by us for a twenty-year term.  The lease payment will be $436,000 during the first year of the lease. The annual lease payments will gradually increase each year such that, during the final year of the lease, our lease payments will be $673,000, based upon current exchange rates.  Our agreement with Langdong 8th Group requires us to make total payments of approximately $7,587,000 to Langdong 8th Group during the construction phase. Also, the Company will take responsibility on costs over $7,587,000. As of December 31, 2010 we had paid approximately $5,551,000 towards this amount. We borrowed most of the paid funds from related parties.

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

Calendar Quarter	Low Bid	High Bid
2009 First Quarter	$0.08	$2.00
2009 Second Quarter	$0.17	$0.45
2009 Third Quarter	$0.15	$0.35
2009 Fourth Quarter	$0.35	$0.38
2010 First Quarter	$0.38	$0.7
2010 Second Quarter	$0.21	$0.6
2010 Third Quarter*	--	--
2010 Fourth Quarter	$0.22	$0.22

* There have been no trades in our shares of common stock in 2010 Third Quarter.

Holders of Securities

          As of April 12, 2011 we had 434 record shareholders and 15,812,191 outstanding shares of common stock. All of our outstanding shares are eligible for sale pursuant to Rule 144.

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

           During the year ended December 31, 2010 we did not purchase any shares of our common stock from third parties in a private transaction or as a result of any purchases in the open market. None of our officers or directors,  or any of our principal shareholders purchased any shares of our common stock, on our behalf, from third parties in a private transaction or as a result of purchases in the open market during the year ended December 31, 2010.

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

We did not issue any unregistered securities during the fiscal year 2009 and 2010.

Item 6.	Selected Financial Data.

             Not applicable.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements and the notes thereto included elsewhere in this Annual Report on Form 10-K, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of such financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. On an ongoing basis, we evaluate these estimates, including those related to useful lives of real estate assets, cost reimbursement income, bad debts, impairment, net lease intangibles, contingencies and litigation. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. There can be no assurance that actual results will not differ from those estimates. The analysis set forth below is provided pursuant to applicable SEC regulations and is not intended to serve as a basis for projections of future events. See “Cautionary Statement Regarding Forward Looking Statements” above.

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

On December 27, 2006, we, through our wholly-owned subsidiary, Tongji, Inc., a Colorado company, acquired 100% of the equity in NTH pursuant to an Agreement and Plan of Merger. We issued 15,652,557 shares of common stock to the shareholders of NTH in exchange for 100% of the issued and outstanding shares of NTH. Accordingly, NTH became the wholly owned subsidiary of Tongji, Inc.  We have been in the business of operating hospitals and providing healthcare services in Nanning, Guangxi Province of the People’s Republic of China.   Unless otherwise provided, all references to “the Company”, “us”, “we” refer to Tongji Healthcare Group, Inc. and its subsidiaries, Tongji, Inc. and Nanning Tongji Hospital, Inc.

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

Results of Operation

Comparison of Years Ended December 31, 2010 and 2009

	(Dollars)
	Years Ended December 31,
	2010		2009
Revenue	$1,917,702	100.0%	$1,875,464	100.0%
Operating Expenses	1,860,655	97.0%	2,118,109	112.9%
Income (Loss) from operations	57,047	3.07%	(242,646)	(12.9%)
Interest Expenses, net of income	88,674	4.6%	89,662	4.8%
Net (Loss)	(56,232)	(2.9%)	(324,335)	(17.3%)

Operating Revenue Operating revenue for the fiscal year ended December 31, 2010, which resulted primarily from patient service revenue and other operating revenue (pharmaceutical drug sales), were $1,917,702, an increase of 2% as compared with the operating revenue of $1,875,464 in the same period ended December 31, 2009.We believe that the decrease was mainly from the patient service sector, where the average daily in patient service revenue per patient increased to $57 from $39 for the year ended December 31, 2010 and 2009 respectively Of the total operating revenue, 56% or $1,069,962 was from our patient service in 2010, compared to 36% or $665,955 from patient service in 2009; and 44% or $847,740 from pharmaceutical drug sales in 2010, compared to 64% or $1,209,509 in 2009.

Operating Expenses Operating expenses were $1,860,655 for the fiscal year ended December 31, 2010, a decrease of 12% as compared to $2,118,110 for the same period of 2009. This decrease was primarily due to the recapitalization of an asset.

Selling expenses were at $754,222 in 2010, compared to 881,242 in 2009, while G&A expenses were $296,623 in 2010, compared to $311,310 in 2009. The decrease was primarily due to better budget control.

Loss from Operations Operating income was $57,047 for the fiscal year ended December 31, 2010, as compared with operating loss of $242,646 for the fiscal year ended December 31, 2009. The decrease in loss from operations was primarily due to the decrease in selling expenses as discussed above.

Depreciation expenses Depreciation expenses increased by $75,883, to $209,801 in fiscal year 2010 as compared to $133,918 in fiscal year 2009. This increase was mainly due to new machineries acquired in fiscal year 2010.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations - continued

Interest expenses Interest expenses in fiscal year 2010 were $88,674 as compared to $89,662 in fiscal year 2009, which were related to debts to related parties and capital lease obligation.

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

In addition, companies in the PRC are required to pay business taxes consisting of 5% of revenue from providing medical treatment, and city construction taxes and educational taxes of 7% and 3% respectively of the business taxes. The Company was exempt from these taxes for the years ending 2006 through 2008. The Company did not apply for exemption in 2009 and started paying business taxes, additional city construction taxes and educational taxes, totaling $98,598 for the fiscal year 2009. Also, the company accrued $39,006 tax penalties for not filing Company’s US income tax returns from 2006 to 2009.  The Company does not accrue United States income taxes on unremitted earnings from foreign operations, as it is the Company’s intention to invest these earnings in the foreign operations indefinitely.

Net Loss As a result of the foregoing, we had net loss of $56,232, for the year ended December 31, 2010, compared with net loss of $324,335 for the year ended December 31, 2009.

Liquidity and Capital Resources

           The following shows our material sources and (uses) of cash during the periods presented:

	December 31,
	2010	2009

Cash provided by (used in) operations	$457,447	$(244,507)
Purchase of medical equipment	(101,274)	(49,832)
Sale of equipment	-	7,309
Construction of new hospital	(894,759)	(930,002)
Net collection (advance) to related parties	(2,046)	223,998
Net advances from related parties	983,987	1,380,809
Issuance of common stock		-
Capital lease payments	$(344,105)	$(345,570)

Overview

We had net working capital deficit of $5,979,537 at December 31, 2010, an increase of $911,555 over a net working capital deficit of $5,067,982 at December 31, 2009.

We generated an income from operations of $57,047 for the year ended December 31, 2010, compared to loss from operations of $242,646 for the year ended December 31, 2009.  We incurred a net loss of $56,232 for the year ended December 31, 2010 compared a net loss of $324,335 for the year ended December 31, 2009.

Cash and Cash Equivalent

Our cash and cash equivalents were $103,909 at the beginning of the year ended December 31, 2010 and increased to $209,586 by the end of such period, an increase of $105,677 or 102%.   The increase was primarily attributable to positive cash flows from operating activities for fiscal year of 2010 compared to negative cash flows from operating activities for fiscal year of 2009.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations - continued

Net cash provided by (used in) operating activities

Net cash provided by operating activities was $457,447 for the year ended December 31, 2010, as compared to cash used in operations of $244,507 for the year of 2009. The significant decrease in loss from our operating revenue, decreased lease deposit and decreased other payable contributed to the decreased cash usage in operating activities.

Net cash used in investing activities

Net cash used in investing activities was $998,079 for the year ended December 31, 2010, an increase of $249,552 or 33% from $748,527 cash used for the year of 2009. The increase was primarily attributable to increased payment related parties.

 Net cash provided by financing activities

Net cash provided by financing activities was $639,882 for the year ended December 31, 2010, compared to $1,035,239 for the year of 2009. The difference was primarily attributable to decreased loan from related parties in fiscal year 2010.

Related party loans payable/Receivable

Oftentimes, the Company enters into agreements with its related parties in assisting operations of the Company and the related parties. The advanced amounts accrue interest at a rate of 1.5% per annum. The amount of receivable as of December 31, 2010 and 2009 were $47,864 and $44,119. Interest income for the years ended December 31, 2010 and 2009 were $864 and $1,915, respectively. As of December 31, 2010 and 2009, $5,928,509 and $4,742,168 were payable to these related parties respectively.  Interest expenses for the years ended December 31, 2010 and 2009 were $89,538 and $54,763, respectively.

Trends, Events and Uncertainties

The China Ministry of Health, as well as other related agencies, have proposed changes to the prices we can charge for medical services, drugs and medications. We cannot predict the impact of these proposed changes since the changes are not fully defined and we do not know whether those proposed changes will ever be implemented or when they may take effect.

We are in the process of cooperating with Guangxi Construction Engineering Corporation Langdong 8th Group in building a new 600-bed hospital in Nanning, China. We expect the new hospital to be completed by January 2012. The hospital is being constructed by Guangxi Construction Engineering Corporation Langdong 8th Group and, when completed, will be leased by us for a twenty-year term.  The lease payment will start on September 2011. The annual lease payments will gradually increase each year. Our agreement with Langdong 8th Group requires us to make payments of approximately $7,587,000 to Langdong 8th Group during the construction phase.  As of December 31, 2010 we had paid $5,551,000 towards this amount. We borrowed most of the paid funds from our related company Guangxi Tongji Medicine Co., Ltd. When the new hospital is complete, we will continue to operate our existing hospital.

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

The Company tests long-lived assets, including property, plant and equipment and intangible assets subject to periodic amortization, for recoverability at least annually or more frequently upon the occurrence of an event or when circumstances indicate that the net carrying amount is greater than its fair value. Assets are grouped and evaluated at the lowest level for their identifiable cash flows that are largely independent of the cash flows of other groups of assets. The Company considers historical performance and future estimated results in its evaluation of potential impairment and then compares the carrying amount of the asset to the future estimated cash flows expected to result from the use of the asset. If the carrying amount of the asset exceeds estimated expected undiscounted future cash flows, the Company measures the amount of impairment by comparing the carrying amount of the asset to its fair value. The estimation of fair value is generally measured by discounting expected future cash flows as the rate the Company utilizes to evaluate potential investments. The Company estimates fair value based on the information available in making whatever estimates, judgments and projections are considered necessary. There was no impairment of long-lived assets for the years ended December 31, 2010 and 2009.

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

The Company has not granted any options or warrants during 2010 or 2009, and there are no options or warrants outstanding as of December 31, 2010 and 2009.

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

In August 2010, Accounting Standards Update (“ASU”) 2010-24 was issued.  This update amends ASC 954-450 to require that anticipated insurance settlements from malpractice claims not be offset against the accrual for the malpractice claim.  The Company has not accrued for any anticipated malpractice claims as of December 31, 2010.

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

TONGJI HEALTHCARE GROUP, INC.
CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2010

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of Tongji Healthcare Group, Inc.

We have audited the accompanying consolidated balance sheet of Tongji Healthcare Group, Inc. as of December 31, 2010, and the related consolidated statements of operation and comprehensive loss, stockholders' equity and cash flows for the year ended December 31, 2010. Tongji Healthcare Group, Inc.'s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Tongji Healthcare Group, Inc. as of December 31, 2010 and the results of its operations and its cash flows for the year ended December 31, 2010 in conformity with accounting principles generally accepted in the United States of America.

We also audited the adjustments described in Note 12 that were applied to restate the 2009 consolidated financial statements to correct an error. In our opinion, such adjustments are appropriate and have been properly applied. We were not engaged to audit, review, or apply any procedures to the 2009 consolidated financial statements of the Company other than with respect to the adjustments and accordingly, we do not express an opinion or any other form of assurance on the 2009 consolidated financial statements taken as a whole.

The accompanying consolidated fin ancial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company's significant operating losses and insufficient capital raise substantial doubt about its ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Windes & McClaughry Accountancy Corporation

Irvine, Caifornia
April 15, 2011

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors

Tongji Healthcare Group, Inc

We have audited, before the effects of the adjustments for the correction of the error described in Note 12, the balance sheet of Tongji Healthcare Group, Inc. as of December 31, 2009, and the related statements of operations, changes in shareholders' equity, and cash flows for the year then ended (the 2009 financial statements before the effects of the adjustments discussed in Note 12 are not presented herein). The 2009 financial statements are the responsibility of the company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, except for the error described in Note 12, the 2009 financial statements present fairly, in all material respects, the financial position of Tongji Healthcare Group, Inc. as of December 31, 2009, and the results of its operations and its cash flows for the year then ended in conformity with U.S. generally accepted accounting principles.

We were not engaged to audit, review, or apply any procedures to the adjustments for the correction of the error described in Note 12 and, accordingly, we do not express an opinion or any other form of assurance about whether such adjustments are appropriate and have been properly applied. Those adjustments were audited by Windes & McClaughry Accountancy Corporation

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company's significant operating losses and insufficient capital raise substantial doubt about its ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

 /s/ Kabani & Company, Inc.

CERTIFIED PUBLIC ACCOUNTANTS

Los Angeles, California

April 13, 2010

TONGJI HEALTHCARE GROUP, INC.
CONSOLIDATED BALANCE SHEETS
AS OF DECEMBER 31

	2010	2009
		(Restated, see note 12)
ASSETS

Current Assets
Cash and cash equivalents	$209,586	$103,909
Accounts receivable, net	290,821	327,322
Due from related parties	47,864	44,119
Medicine supplies	42,848	97,295
Prepaid expenses and other current assets	70,698	61,454
Total Current Assets	661,817	634,099

Property, Plant and Equipment, net	630,088	697,828

Construction in Progress	5,551,527	4,466,979

Capital Lease Deposit	-	153,572

TOTAL ASSETS	$6,843,432	$5,952,478

LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities
Accounts payable and accrued expenses	$451,253	$324,332
Due to related parties	5,928,509	4,742,168
Other payable	261,592	193,651
Deferred revenue	-	101,716
Capital lease obiligations	-	340,214
Total Current Liabilities	6,641,354	5,702,081

STOCKHOLDERS' EQUITY
Preferred stocks; $0.001 par value, 20,000,000 shares authorized and none issued and outstanding	-	-
Common stocks; $0.001 par value, 100,000,000 shares authorized and 15,812,191 shares issued and outstanding as of December 31, 2010 and 2009 respectively	15,812	15,812
Additional paid in capital	424,968	424,968
Statutory reserve	41,812	41,812
Accumulated Deficit	(363,591)	(307,359)
Accumulated other comprehensive income	83,077	75,164

Total Stockholders' Equity	202,078	250,397

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$6,843,432	$5,952,478

The accompanying notes are an integral part of these consolidated financial statements.
See report of independent registered public accounting firm

TONGJI HEALTHCARE GROUP, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
FOR THE YEARS ENDED DECEMBER 31

	2010	2009
		(Restated, see note 12)
OPERATING REVENUE
Patient service revenue	$1,069,962	$665,955
Other operating revenue	847,740	1,209,509
Total operating revenue	1,917,702	1,875,464

OPERATING EXPENSES
Selling, general and adminstrative expenses	686,861	1,061,327
Medicine and supplies	963,993	922,865
Depreciation expenses	209,801	133,918
Total operating expenses	1,860,655	2,118,110

INCOME (LOSS) FROM OPERATIONS	57,047	(242,646)

OTHER INCOME (EXPENSE)
Other income	14,401	7,973
Interest expense, net of income	(88,674)	(89,662)
Total Other Expense	(74,273)	(81,689)

LOSS BEFORE PROVISION FOR INCOME TAXES	(17,226)	(324,335)

PROVISION FOR INCOME TAXES	(39,006)	-

NET LOSS	(56,232)	(324,335)

Foreign currency translation gain(loss)	7,913	(1,225)

NET COMPREHENSIVE LOSS	$(48,319)	$(325,560)

NET LOSS PER BASIC AND DILUTED SHARES	$(0.004)	$(0.021)
WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	15,812,191	15,812,191

Basic and diluted weighted average shares outstanding are the same as there is no anti-dilutive effect.

The accompanying notes are an integral part of these consolidated financial statements.
See report of independent registered public accounting firm

TONJI HEALTHCARE GROUP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31

	2010	2009
Cash flows from operating activities:		(Restated, see note 12)
Net loss	$(56,232)	$(324,335)
Adjustments to reconcile net loss to
Net cash provided by (used in) operating activities:
Depreciation and amortization	209,801	133,918
Allowance for doubtful accounts	(2,077)	-
Increase/(decrease) in assets and liabilities:
Accounts receivable	49,587	(60,300)
Medical supplies	56,630	47,115
Capital lease deposit	155,328
Prepaid expense and other current assets	(6,774)	66,994
Accounts payable and accrued expenses	94,874	178,540
Unearned revenue	(102,880)	(111,247)
Other payables	59,190	(175,192)
Total adjustment	513,679	79,828

Net Cash Provided By (Used in) Operating Activities	457,447	(244,507)

Cash flows from investing activities:
Acquisitions of fixed assets	(101,274)	(49,832)
Disposals of fixed assets	-	7,309
Construction in Progress	(894,759)	(930,002)
Due from related parties	(2,046)	223,998

Net Cash Used in Investing Activities	(998,079)	(748,527)

Cash flows from financing activities:
Payments on capital lease	(344,105)	(345,570)
Due to related parties	983,987	1,380,809

Net Cash Provided by Financing Activities	639,882	1,035,239

Effects of foreign currency translation	6,427	(122)

Net Increase in Cash and Cash Equivalents	105,677	42,083

Cash and Cash Equivalents-Beginning of Year	103,909	61,826

Cash and Cash Equivalents-Ending of Year	$209,586	$103,909

Cash Paid During the Year for:
Income taxes	$-	$-
Interest paid	$89,538	$36,910

The accompanying notes are an integral part of these consolidated financial statements.
See report of independent registered public accounting firm

23

TONGJI HEALTHCARE GROUP, INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
FOR THE YEARS ENDED DECEMBER 31, 2010 AND 2009

					Retained
			Additional		Earnings/	Accumulated	Total
	Common Stock		Paid In	Statutory	Accumulated	Comprehensive	Shareholders'
	Shares	Amount	Capital	Reserve	Deficit	Income/(Loss)	Equity

Balance as of December 31, 2008 as previously reported	15,812,191	$15,812	$424,968	$41,812	$(70,727)	$76,389	$488,254

Prior period adjustment (See note 12)					87,703		87,703

Balance as of December 31, 2008 as restated	15,812,191	15,812	424,968	41,812	16,976	76,389	575,957

Foreign exchange translation loss	-	-	-	-	-	(1,225)	(1,225)

Net loss for the year ended December 31, 2009	-	-	-	-	(324,335)		(324,335)

Balance as of December 31, 2009 (Restated, see note 12)	15,812,191	15,812	424,968	41,812	(307,359)	75,164	250,397

Foreign exchange translation gain	-	-	-	-	-	7,913	7,913

Net income for the year ended December 31, 2010	-	-	-	-	(56,232)	-	(56,232)

Balance as of December 31, 2010	15,812,191	$15,812	$424,968	$41,812	$(363,591)	$83,077	$202,078

The accompanying notes are an integral part of these consolidated financial statements.
See report of independent registered public accounting firm

TONGJI HEALTHCARE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2010

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

TONGJI HEALTHCARE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2010

NOTE 2- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

These financial statements present the Company’s results of operations, financial position and cash flows on a consolidated basis. The consolidated financial statements include Tongji Healthecare, Inc. and its wholly owned subsidiaries, significant intercompany transactions and accounts have been eliminated in consolidation. Our policy is to consolidated all subsidiaries in which a greater than 50% voting interest is owned. The Company operates in one segment in accordance with the accounting guidance FASB ASC topic 280, “ Segment Reporting”. Our chief financial officer has been identified as the chief operationg decision maker as defined  by FASB ASC Topic 280.

PRINCIPLES OF CONSOLIDATION

The consolidated financial statements include the accounts of Tongji Healthcare Group, Inc. and its wholly owned subsidiaries Tongji, Inc. and Nanning Tongji Hospital, Inc. All significant intercompany accounts and transactions have been eliminated in consolidation.

CASH AND CASH EQUIVALENTS

Statements of cash flows are designed to show the change in cash and cash equivalents during the year. The Companies considers all cash on hand, cash in banks, cash in transit, certificates of deposits and highly liquid investments with maturity of three months or less when purchased as cash and cash equivalents.

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

The Company records these translation adjustments as accumulated other comprehensive income (loss). Gains and losses from foreign currency transactions are included in other income (expense) in the results of operations. For the years ended December 31, 2010 and 2009, the Company recorded approximately $7,913 and $(1,225) in translation gains (loss) as a result of currency translation.

TONGJI HEALTHCARE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2010

NOTE 2- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - continued

REVENUE RECOGNITION

The Company's revenue recognition policies are in compliance with Staff Accounting Bulletin 104 (ASC 605). Service revenue is recognized at the date services has been rendered, when a formal arrangement exists, the price is fixed or determinable, the service is completed, no other significant obligations of the Company exist and collectibility is reasonably assured. Payments received before all of the relevant criteria for revenue recognition are satisfied are recorded as unearned revenue.

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

FAIR VALUE OF FINANCIAL INSTRUMENTS

The Company applies the provisions of accounting guidance, FASB ASC Topic  825 that requires all entities to disclose the fair value of financial instruments, both assets and liabilities recognized and not recognized on the balance sheet, for which it is practicable to estimate fair value, and defines fair value of a financial instrument as the amount at which the instrument could be exchanged in a current transaction between willing parties.  As of December 31, 2010 and 2009 the fair value of cash and cash equivalents, accounts receivable, accounts payable and accrued expenses and other payables approximated carrying value due to the short maturity of the instruments, quoted market prices or interest rates which fluctuate with market rates except for related party debt or receivables for which it is not practicable to estimate fair value.

FAIR VALUE MEASUREMENTS

Effective January 1, 2009, the FASB ASC Topic 825 “Financial Instruments,” requires disclosure about fair value of financial instruments.

The FASB ASC Topic 820, Fair Value Measurements and Disclosures, clarifies the definition of fair value for financial reporting, establishes a framework for measuring fair value and requires additional disclosures about the use of fair value measurements.

Various inputs are considered when determining the fair value of the Company’s investments, warrant derivative liability, and long-term debt.  The inputs or methodologies used for valuing securities are not necessarily an indication of the risk associated with investing in these securities.  These inputs are summarized in the three broad levels listed below.

●	Level 1 – observable market inputs that are unadjusted quoted prices for identical assets or liabilities in active markets.

●	Level 2 – other significant observable inputs (including quoted prices for similar securities, interest rates, credit risk, etc.).

●	Level 3 – significant unobservable inputs (including the Company’s own assumptions in determining the fair value of investments).

TONGJI HEALTHCARE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2010

NOTE 2- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - continued

The Company adoption of FASB ASC Topic 825 did not have a material impact on the Company’s consolidated financial statements.

The carrying value of financial assets and liabilities recorded at fair value is measured on a recurring or nonrecurring basis. Financial assets and liabilities measured on a non-recurring basis are those that are adjusted to fair value when a significant event occurs.  The Company had no financial assets or liabilities carried and measured on a nonrecurring basis during the reporting periods. Financial assets and liabilities measured on a recurring basis are those that are adjusted to fair value each time a financial statement is prepared.

The availability of inputs observable in the market varies from instrument to instrument and depends on a variety of factors including the type of instrument, whether the instrument is actively traded, and other characteristics particular to the transaction.  For many financial instruments, pricing inputs are readily observable in the market, the valuation methodology used is widely accepted by market participants, and the valuation does not require significant management discretion.  For other financial instruments, pricing inputs are less observable in the market and may require management judgment

CONCENTRATIONS, RISKS, AND UNCERTAINTIES

All of the Company’s operation is located in the PRC.  There can be no assurance that the Company will be able to successfully continue to operate and failure to do so would have a material adverse effect on the Company’s financial position, results of operations and cash flows. Also, the success of the Company’s operations are subject to numerous contingencies, some of which are beyond management’s control. These contingencies include general economic conditions, price of medicine, competition, governmental and political conditions, and changes in regulations. Because the Company is dependent on domestic market in the PRC, the Company is subject to various additional political, economic and other uncertainties. Among other risks, the Company’s operations will be subject to risk of restrictions on transfer of funds, domestic policy changes, changing taxation policies, foreign exchange restrictions, and political and governmental regulations.

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

The Company has established a reserve for uncollectible of approximately $60,000 as of December 31, 2010 and 2009.

TONGJI HEALTHCARE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2010

NOTE 2- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - continued

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

PREPAID EXPENSES AND OTHER CURRENT ASSETS

Prepaid expenses and other current assets consisted of the following as of December 31, 2010 and 2009:

	2010	2009
Other receivable	$15,315	$35,293
Advance to suppliers	55,383	26,161
Total	$70,698	$61,454

 PROPERTY AND EQUIPMENT

Property and equipment are stated at cost.  Depreciation is computed over the estimated useful lives of the related asset type using the straight-line method for financial statement purposes. Maintenance and repairs are expensed as incurred and the costs of additions and betterments that increase the useful lives of the assets are capitalized.  When property or equipment is disposed, the cost and related accumulated depreciation and amortization are removed from the accounts and any gain or loss is included in other income or expenses.

Construction-in-Progress

A hospital facility currently under development is accounted for as construction-in-progress. Construction-in-progress is recorded at acquisition cost, including land rights cost, development expenditure, professional fees and the interest expenses capitalized during the course of construction for the purpose of financing the project. Upon completion and readiness for use of the project, the cost of construction-in-progress is to be transferred to fixed assets, at which time depreciation will commence. As of December 31, 2010, the Company has incurred and capitalized into construction-in-progress $5,551,527 of construction costs and $0 of capitalized interest.  The estimated cost to be incurred in 2011 and 2012 to complete the project is approximately $3,146,000.

Capitalized Interest – The Company’s policy is to capitalize interest costs on debt during the construction of major projects exceeding one year.  A reconciliation of total interest cost to interest expense as reported in the consolidated statements of income for 2010 and 2009 is as follows:

	2010	2009
Interest cost capitalized	$-	$-
Interest cost charged to income	89,538	91,673
	$89,538	$91,673

ADVERTISING COSTS

The Company expenses the costs associated with advertising as incurred. Advertising expenses for the years ended December 31, 2010 and 2009 of approximately $6,000 and $114,000, respectively are included in selling and promotional expenses in the statements of income. Advertising costs include marketing brochures and an advertising campaign to the public.

TONGJI HEALTHCARE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2010

NOTE 2- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - continued

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

The Company tests long-lived assets, including property, plant and equipment and intangible assets subject to periodic amortization, for recoverability at least annually or more frequently upon the occurrence of an event or when circumstances indicate that the net carrying amount is greater than its fair value. Assets are grouped and evaluated at the lowest level for their identifiable cash flows that are largely independent of the cash flows of other groups of assets. The Company considers historical performance and future estimated results in its evaluation of potential impairment and then compares the carrying amount of the asset to the future estimated cash flows expected to result from the use of the asset. If the carrying amount of the asset exceeds estimated expected undiscounted future cash flows, the Company measures the amount of impairment by comparing the carrying amount of the asset to its fair value. The estimation of fair value is generally measured by discounting expected future cash flows as the rate the Company utilizes to evaluate potential investments. The Company estimates fair value based on the information available in making whatever estimates, judgments and projections are considered necessary. There was no impairment of long-lived assets for the years ended December 31, 2010 and 2009.

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

The Company has not granted any options or warrants during 2010 or 2009, and there are no options or warrants outstanding as of December 31, 2010 and 2009.

PARENT COMPANY FINANCIAL INFORMATION

Following are condensed parent company only financial information for the years ended December 31, 2010 and 2009:

BALANCE SHEET	2010	2009

Investment in Subsidiary	$241,084	$250,397
Total assets	241,084	250,397

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities	39,006	-
Non-current liabilities	-	-
Total libilities	39,006	-

Total stockholders' equity	202,078	250,397

Total liabilities and stockholders' equity	$241,084	$250,397

INCOME STATEMENT

Loss of subsidiary	$(17,226)	$(324,335)

Provision for income taxes	(39,006)	-

Net Loss	$(56,232)	$(324,335)

TONGJI HEALTHCARE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2010

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

July 2006 the FASB issued FIN 48(ASC 740-10), Accounting for Uncertainty in Income Taxes — An Interpretation of FASB Statement No. 109(ASC 740), which requires income tax positions to meet a more-likely-than-not recognition threshold to be recognized in the financial statements.  Under FIN 48(ASC 740-10), tax positions that previously failed to meet the more-likely-than-not threshold should be recognized in the first subsequent financial reporting period in which that threshold is met.  Previously recognized tax positions that no longer meet the more-likely-than-not threshold should be derecognized in the first subsequent financial reporting period in which that threshold is no longer met.

The application of tax laws and regulations is subject to legal and factual interpretation, judgment and uncertainty. Tax laws and regulations themselves are subject to change as a result of changes in fiscal policy, changes in legislation, the evolution of regulations and court rulings.  Therefore, the actual liability may be materially different from our estimates, which could result in the need to record additional tax liabilities or potentially reverse previously recorded tax liabilities or deferred tax asset valuation allowance.

As a result of the implementation of FIN 48 (ASC 740-10), the company made a comprehensive review of its portfolio of tax positions in accordance with recognition standards established by FIN 48 (ASC 740-10).  The Company recognized no material adjustments to liabilities or stockholders’ equity in lieu of the implementation.  The adoption of FIN 48 did not have a material impact on the Company’s financial statements.

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

TONGJI HEALTHCARE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2010

NOTE 2- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - continued

In addition, companies in the PRC are required to pay business taxes consisting of 5% of income they derive from providing medical treatment and city construction taxes, and educational taxes are based on 7% and 3% of the business taxes, and the Company had accrued these taxes for 2005. The Company has received notification that they are exempt from these taxes for the years ending 2006 through 2008. The company become normal taxpayer in 2009 and need to pay the above taxes. On April 2010, the Company was granted the exempt status from these taxes and the exempt period was retroactive back to January 1, 2009. Accordingly, all prior year accrued taxes were reversed and recorded as other income for the fiscal year of 2010.

The Company does not accrue United States income taxes on unremitted earnings from foreign operations, as it is the Company’s intention to invest these earnings in the foreign operations indefinitely. However, the Company may be subjected to penalties of approximately $40,000 for failure to file United States income tax returns including form 5472 from year 2006 to 2009.

COMMITMENTS AND CONTINGENCIES

Certain conditions may exist as of the date the financial statements are issued. These conditions may result in a future loss to the Company but which will only be resolved when one or more future events occur or fail to occur. The Company’s management and legal counsel assess such contingent liabilities, and such assessment inherently involves an exercise of judgment. In assessing loss contingencies related to legal proceedings that are pending against the Company or unasserted claims that may result in such proceedings, the Company’s legal counsel evaluates the perceived merits of any legal proceedings or unasserted claims as well as the perceived merits of the amount of relief sought or expected to be sought.

If the assessment of a contingency indicates that it is probable that a material loss has been incurred and the amount of the liability can be estimated, then the estimated liability would be accrued in the Company’s financial statements. If the assessment indicates that a potential material loss contingency is not probable but is reasonably possible, or is probable but cannot be estimated, then the nature of the contingent liability, together with an estimate of the range of possible loss if determinable and material would be disclosed. Loss contingencies considered to be remote by management are generally not disclosed unless they involve guarantees, in which case the guarantee would be disclosed.

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

TONGJI HEALTHCARE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2010

NOTE 2- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - continued

EMPLOYEE BENEFIT COSTS

According to Chinese regulations on pensions, a company contributes to a defined contribution retirement plan organized by the municipal government in the province in which the Company’s subsidiary is registered and all qualified employees are eligible to participate in the plan.  Contributions to the plan are calculated at 30% of the employees’ salaries above a fixed threshold amount, employees contribute 8% and the Company’s subsidiary contributes the balance of 22%.  The Chinese government is responsible for the benefit liability to retired employees.  The Company has no other material obligation for the payment of retirement beyond the annual contribution.

COMPREHENSIVE INCOME

The Company reports comprehensive income in accordance with FASB ASC Topic 220 “Comprehensive Income," which established standards for reporting and displaying comprehensive income and its components in a financial statement that is displayed with the same prominence as other financial statements.

Total comprehensive income is defined as all changes in stockholders' equity during a period, other than those resulting from investments by and distributions to stockholders (i.e., issuance of equity securities and dividends). Generally, for the Company, total comprehensive income (loss) equals net income (loss) plus or minus adjustments for currency translation.  Total comprehensive income (loss) represents the activity for a period net of related tax and was a loss of $48,319 and a loss of $325,560 for the years ended December 31, 2010 and 2009, respectively.

While total comprehensive income is the activity in a period and is largely driven by net earnings in that period, accumulated other comprehensive income or loss (“AOCI”) represents the cumulative balance of other comprehensive income as of the balance sheet date.  For the Company, AOCI is primarily the cumulative balance related to the currency adjustments and increased overall equity by $83,077 and $75,164 as of December 31, 2010 and 2009, respectively.

RECENT ACCOUNTING PRONOUNCEMENTS

In April 2010, the FASB issued the amendment to ASC Topic 718, “Compensation – Stock Compensation” which provides clarification that an employee share-based payment award with an exercise price denominated in the currency of a market in which a substantial portion of the entity’s equity securities trade should not be considered to contain a condition that is not a market, performance, or service condition. As a result, an entity would not classify such an award as a liability if it otherwise qualifies as equity. This topic will be effective for periods beginning on or after December 15, 2010. The Company has not elected to early adopt this topic and is evaluating the impact that this topic will have on the Company’s financial statements.

In August 2010, ASU 2010-23 was issued.  This amends ASC 954 to require the disclosure of charity care be disclosed at cost.  The Company does not provide material amounts of charity care at this time.

In August 2010, Accounting Standards Update (“ASU”) 2010-24 was issued.  This update amends ASC 954-450 to require that anticipated insurance settlements from malpractice claims not be offset against the accrual for the malpractice claim.  The Company has not accrued for any anticipated malpractice claims as of December 31, 2010.

TONGJI HEALTHCARE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2010

NOTE 2- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - continued

GOING CONCERN

The accompanying consolidated financial statements have been prepared in conformity with generally accepted accounting principles which contemplate continuation of the company as a going concern.  However, the Company has an accumulated deficit of $363,591 and $307,359 as of December 31, 2010 and December 31, 2009,  In view of the matters described above, recoverability of a major portion of the recorded asset amounts shown in the accompanying consolidated balance sheet is dependent upon continued operations of the company, which in turn is dependent upon the Company’s ability to raise additional capital, obtain financing and succeed in its future operations, The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

Management is planning to take certain restructuring steps to provide the necessary capital to continue its operations. These steps included: 1) plan to convert existed related parties’ loans into equity 2) to continue actively seeking additional funding, such as making the major shareholders contribute additional capital  3) plan to increase sales revenue with better service and advertising control 4) better control of  operating expenses, to increase the profitability.

NOTE 3- PROPERTY & EQUIPMENT

Property & equipment as of December 31, 2010 and 2009 comprised of the following:

	Estimated Useful Lives (Years)	2010	2009
Office equipment	5-10	$76,140	$73,398
Medical equipment	5	1,318,680	1,154,195
Fixtures	10	118,203	113,947
Vehicles	5	42,246	40,725
		1,555,269	1,382,265

Less: accumulated depreciation		(925,181)	(684,437)

Property and equipment, net		$630,088	$697,828

Depreciation expense charged to operations was $209,801 and $133,918 for the years ended December 31, 2010 and 2009, respectively.

NOTE 4- CONSTRUCTION IN PROGRESS

As of December 31, 2010 and 2009, the Company’s construction in progress amounted to $5, 551,527 and $4,466,979 respectively. It consists of payments for leasing of a new constructing hospital. The Company is required to make total payments of approximately $7,587,253 during the construction phase. The company is also responsible for payments in excess of $7,587,253. The lease term will start from September 2011. The new hospital is expected to be finished in 2012.

The Company will amortize the cost of the hospital over the life of the  lease.

TONGJI HEALTHCARE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2010

NOTE 5- MEDICINE SUPPLIES

Medicine supplies consisted of the following as of December 31, 2010 and 2009:

	2010	2009
Western medicine	$42,848	$82,840
Traditional Chinese medicine		14,455
Total	$42,848	$97,295

NOTE 6 - MAJOR CUSTOMERS AND SUPPLIERS

The Company had two suppliers that accounted for 61% and 21% of purchase for the year ended December 31, 2010. Accounts payable from these major suppliers were $521,376 and $81,649 as of December 31, 2010.

The Company had one supplier that accounted for 50% of purchase for the year ended December 31, 2009. Accounts payable from this major supplier was $109,144 as of December 31, 2009.

The Company had two major customers for the years ended December 31, 2010 and 2009: Nanning Social Insurance Center and Guangxi Province Social Insurance Center. Nanning Social Insurance Center accounted for 69% and 66% of revenue for the years ended December 31, 2010 and 2009. Guangxi Province Social Insurance Center accounted for 20% and 33% of revenue for the years ended December 31, 2010 and 2009.

As of December 31, 2010 and 2009, accounts receivable due from Nanning Social Insurance Center was approximately $250,987 and $205,039 respectively. As of December 31, 2010 and 2009, accounts receivable due from Guangxi Province Social Insurance Center was approximately $55,331 and $102,520 respectively.

NOTE 7- CAPITAL LEASE OBLIGATIONS:

Lease Deposit

The lease deposit as of December 31, 2010 and 2009 and were $0 and $153,572 respectively. It was due in November 2010.

Deferred Gain on Sale and Lease Back

The total gain on sale and lease back was $346,393. According to SFAS 13 (ASC 840) "Accounting for Leases" this gain is deferred and amortized over the Lease term of 36 months. Accordingly, $112,580 and $111,247 were amortized for the years ended December 31, 2010 and 2009 respectively.

The deferred revenue outstanding as of December 31, 2010 and 2009 were $0 and $101,716, respectively.

NOTE 8- OTHER PAYABLE

Other payable as of December 31, 2010 and 2009 consists of the following:

	2010	2009
Advance from customers	$13,577	$6,083
Welfare payable	69,285	73,687
Other payable	178,730	113,881
Total	$261,592	$193,651

TONGJI HEALTHCARE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2010

NOTE 9- STOCKHOLDERS' EQUITY

Preferred Stock

As of December 31, 2010 and 2009, the Company has 20,000,000 shares of preferred stock authorized with a par value of $0.001. There are no shares issued and outstanding as of December 31, 2010.

Common Stock

As of December 31, 2010 and 2009, the Company has 100,000,000 shares of common stock authorized with a par value of $0.001.

The company did not issue any shares during the years ended December 31, 2010 and 2009.

The Company has not granted any options or warrants during 2010 or 2009, and there are no options or warrants outstanding as of December 31, 2010 and 2009.

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

The Company did not appropriate reserve for the statutory surplus reserve for the years ended December 31, 2010 and 2009.

TONGJI HEALTHCARE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2010

NOTE 10- PROVISION FOR INCOME TAXES

In accordance with the relevant tax laws and regulations of PRC, the corporate income tax rate is 25%. As noted, the corporate income tax was 0% due to the Company's receipt of a waiver (tax relief) from the PRC government as they acquired a previous government-owned hospital privatized it and improved it. The Company has recorded a penalty accrual for not filing U.S. tax returns and Form 5472 for 2006 through 2009.

The tax provision is as follows:

	2010	2009
PRC Tax	$-	$-
Current tax provision in U.S.	$39,006	$-

Had the tax exemption not been in place for the years ended December 31, 2010 and 2009, the Company estimates the following proforma financial statement impact:

	Year Ended December 31,
	2010	2009
Net loss before tax provision, as reported	$(17,226)	$(324,335)
Less tax provision not exempted	(39,006)	-
Less tax provision exempted	4,300	81,100
Proforma net loss	$(51,932)	$(243,235)
Proforma net loss per share
Basic and diluted	$(.003)	$(.015)

NOTE 11- RELATED PARTY TRANSACTIONS

Due from/to Related Parties

The Company has entered into agreements with Nanning Tongji Chain Pharmacy Co. Ltd. ,Guangxi Tongji Medicine Co. Ltd. and Nanning Switch Factory whereby the Company from time to time will advance amounts to assist them in their operations. The three companies have common major shareholders. The advanced amounts accrue interest at a rate of 1.5% per annum. The amount of receivable as of December 31, 2010 and 2009 were $47,865 and $44,119. Interest income for the years ended December 31, 2010 and 2009 were $864 and $1,915, respectively.

The Company has entered into an agreement with the Chairman and the shareholder of the Company, Nanning Tongji Chain Pharmacy Co. Ltd. ,Guangxi Tongji Medicine Co. Ltd. and Nanning Tongji Electric Coating Factory, whereby the Company from time to time will be advanced amounts to assist them in their operations. The advanced amounts accrue interest at a rate of 1.5% per annum. As of December 31, 2010 and 2009, $5,928,509 and $4,742,168 were payable to these related parties respectively.  Interest expenses for the years ended December 31, 2010 and 2009 were $89,538 and $54,763, respectively.

Rental

The Company has entered into a lease agreement for their hospital with Guangxi Tongji Medicine Co. Ltd that expires December 2014. The monthly lease payments are $2,494 (RMB16, 439). The rent expense in 2010 and 2009 are $29,928 and $28,836 respectively. The company also in the process of cooperating with Guangxi Construction Engineering Corporation Langdong 8th Group in building a new 600-bed hospital in Nanning, China. It expects the new hospital to be completed by January 2012. The hospital is being constructed by Guangxi Construction Engineering Corporation Langdong 8th Group and, when completed, the land will be leased by the company for a twenty-year term.  The lease term will start on September, 2011. The annual lease payments will gradually increase each year. Based on the exchange rate at December 31, 2010, minimum future lease payments are as follows:

TONGJI HEALTHCARE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2010

NOTE 11- RELATED PARTY TRANSACTIONS - continued

	Related Party	Non-Related Party	Total
1-5 years	$149,650	$2,329,916	$2,479,566
6-10 years	29,930	2,699,744	2,729,674
11-15 years	-	3,069,572	3,069,572
16-20 years	-	3,350,641	3,350,641
Total	$179,580	$11,449,873	$11,629,453

NOTE 12 – RESTATEMENT OF PREVIOUSLY ISSUED FINANCIAL STATEMENTS

The Company has restated its previously issued 2009 financial statements primarily to reflect the correction of erroneously for capitalizing  an asset which has been expensed in previous years and writing off an old accounts payable.

Following the Company’s determination that it would restate its financial statements for 2009, the Company also determined that it would correct the following items: accrue unrecorded selling, general and administrative expense; accrue unrecorded sales.  Furthermore, retained earnings at January 1, 2009 was increased by $87,703 as a result of the recapitalization of the asset and writing off an account payable.

The effect of the restatement on results of operations and financial position as of and for the year ended December 31, 2009 are as follows:

	As previously
	reported	Restated

Total revenue	$1,858,815	$1,875,464
Selling, general, and administrative expense	1,024,486	1,061,327
Operating loss	(222,453)	(242,646)
Net loss	(304,142)	(324,335)

Accounts receivable	$310,666	$327,322
Property, Plant and Equipment, net	648,591	697,828
Total assets	5,886,584	5,952,478
Accounts payable and accrued expenses	325,936	324,332
Other payable	193,651	193,651
Total liabilities	5,703,685	5,702,081
Stockholders’ equity	$182,899	$250,397

NOTE 13 – SUBSEQUENT EVENTS

On March 3, 2011, the board of directors of the Company appointed Eric Zhang as company’s Chief Financial Officer, effective March 3, 2011.  Mr. Zhang has an employment contract which includes stock options.

 On March 25, 2011, Tongji Inc., a Colorado corporation and a wholly owed subsidiary of the Company was dissolved.

Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

On September 9, 2010, our board of directors determined to dismiss our previous independent registered public accounting firm, Kabani & Company, Inc. ("Kabani") with immediate effect from September 9, 2010 and on September 9, 2010, our board of directors appointed Windes & McClaughry Accountancy Corporation ("Windes") as our new independent registered public accounting firm.

The reports of Kabani on our financial statements for each of the past two fiscal years contained no adverse opinion or a disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope or accounting principlesexcept that Kabani had raised substantial doubt about the Company's ability to continue as a going concern . The decision to appoint Windes as our independent accountants was approved by our Board of Directors on September 9, 2010.

During our two most recent fiscal years and through the date of this report, we have had no disagreements with Kabani on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of Kabani, would have caused it to make reference to the subject matter of such disagreements in its report on our financial statements for such periods.

During our two most recent fiscal years and through the date of this report on Form 8-K, there have been no reportable events as defined under Item 304(a)(1)(v) of Regulation S-K adopted by the SEC.

New Independent Accountants

Our Board of Directors approved the appointment of Windes as our new independent registered public accounting firm effective as of September 9, 2010. During the two most recent fiscal years and through the date of our engagement, we did not consult with Windes regarding either (1) the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on our financial statements, or (2) any matter that was either the subject of a disagreement (as defined in Regulation S-K Item 304(a)(1)(v)), during the two most recent fiscal years.

Prior to engaging Windes, Windes did not provide our Company with either written or oral advice that was an important factor considered by our Company in reaching a decision to appoint Windes as our new independent registered public accounting firm.

Item 9A.	Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management maintains disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), that are designed to provide reasonable assurance that the material information required to be disclosed by us in our periodic reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

As of December 31, 2010, our management, under the supervision of and with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as required by Rules 13a-15(b) and 15d-15(b) under the Exchange Act.  Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of December 31, 2010 as a result of the material weaknesses identified in our internal control over financial reporting.  These material weaknesses are discussed in “Management’s Report on Internal Control over Financial Reporting” below.  Our management considers our internal control over financial reporting to be an integral part of our disclosure controls and procedures.

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

Item 9A.	Controls and Procedures - continued

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies and procedures may deteriorate.

As of December 31, 2010, our management, under the supervision of and with the participation of the Chief Executive Officer and the Chief Financial Officer, evaluated the effectiveness of our internal control over financial reporting as required by Rules 13a-15(c) and 15d-15(c) under the Exchange Act.  In making this assessment, Management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control – Integrated Framework, including the following five framework components: i) control environment, ii) risk assessment, iii) control activities, iv) information and communications, and v) monitoring.

Our management evaluated the design and operating effectiveness of our internal control over financial reporting as part of this assessment, using its knowledge and understanding of our organization, operations, and processes, to determine, in its judgment, the sources and potential likelihood of misstatements in financial reporting.  Based on this assessment, our management, including the Chief Executive Officer and Chief Financial Officer, has concluded that our internal control over financial reporting was not effective as of December 31, 2010.

Specifically, our management identified certain matters involving internal control and our operations that it considered to be material weaknesses.  As defined in the Exchange Act, a material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the registrant's annual or interim financial statements will not be prevented or detected on a timely basis.  The material weaknesses identified by our management as of December 31, 2010, are described below:

•	We did not design, implement, or maintain effective entity-level controls related to our control environment, resulting in the following significant control deficiencies:

o	The Code of Business Conduct and Ethics, which was specifically designed for public company applicability, has yet to be formally acknowledged by members of management and the finance department.

o
There is an absence of independence and financial expertise on the Board of Directors, and we do not have an Audit Committee or a formalized internal audit function, limiting its ability to provide effective oversight of our management.

Our management believes that the pervasive nature of these control deficiencies, when aggregated, impact all significant accounts and disclosures and rise to the level of material weakness.

•
The full implementation of, and related training for, our newly-formalized IT policies and procedures were still in process at year-end.  Accordingly, we lacked sufficiently-trained personnel to provide for adequate segregation of duties within the accounting system and effective oversight of controls over access, change, data, and security management.  Because this control deficiency, and the related segregation of duties constraints, is pervasive in nature and impacts all significant accounts, our management believes this deficiency rises to the level of material weakness.

2011 Planned Remediation

As financial conditions permit, we plan to take the following actions to improve our internal control over financial reporting, including actions to remediate those material weaknesses identified in 2010.

•
Require all members of our management and the finance department across all corporate entities to certify receipt of the revised Code of Business Conduct and Ethics by signature.  Signed copies will be retained by our management.  Thereafter, our management plans to periodically require signatories to acknowledge that they understand the contents of the Code of Business Conduct and Ethics, and whether they are aware of anyone in our company that might have violated some part of the Code.

•
Recruit an independent financial expert to the Board of Directors to chair an Audit Committee and formalize roles and responsibilities over our internal control over financial reporting for the Board and our management.  Our management also plans to develop and implement a formal corporate internal audit capability, reporting directly to an independent Audit Committee, to provide effective oversight of our internal control over financial reporting.

•
Continue to engage the services of qualified consultants with China GAAP, U.S. GAAP and SEC reporting experience to support our financial reporting and SOX compliance requirements, including assistance with the following:

Item 9A.	Controls and Procedures - continued

o	Remediating identified material weaknesses;

o	Monitoring our internal control over financial reporting on an ongoing basis;

o	Managing our period-end financial closing and reporting processes; and

o	Identifying and resolving non-routine or complex accounting matters.

•
Complete the implementation of, and related training for, its IT policies and procedures related to access, change, data, and security management to ensure that all relevant financial information is secure, identified, captured, processed, and reported within the accounting system and spreadsheets supporting financial reporting.

•
Continue providing training to accounting personnel regarding our significant policies and procedures related to accounting, finance, and internal control to ensure that financial reporting competencies are strengthened.

Our management will continue to monitor and evaluate the effectiveness of its disclosure controls and procedures, as well as its internal control over financial reporting, on an ongoing basis, and is committed to taking further action and implementing additional improvements, as necessary and as funds allow.  However, our management cannot guarantee that the measures taken or any future measures will remediate the material weaknesses identified or that any additional material weaknesses or significant deficiencies will not arise in the future due to a failure to implement and maintain adequate internal control over financial reporting.

Notwithstanding the material weaknesses described above, our management believes that there are no material inaccuracies or omissions of material fact and, to the best of its knowledge, believes that the consolidated financial statements included in this annual report present fairly, in all material respects, our financial position, results of operations, and cash flows for the periods presented in conformity with accounting principles generally accepted in the United States.

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

The following table sets forth certain information concerning our directors and executive officers:

Name	Age	Position

Yunhui Yu	47	Chairman of the board, chief executive officer, president
Eric Zhang	37	Chief financial officer
Jinsong Zhang	42	Chief Administrative Officer
Jingxi Lu	64	Vice President and a Director
Jialin Zhang	69	Vice President and a Director
Lin Lin	64	Vice President and a Director
Xiangwei Zeng	67	Vice President and a Director

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

Eric Zhang is a Certified Public Accountant, licensed in California. Mr. Zhang graduated with a Master of Science in Taxation from Golden Gate University in 2004. He obtained his Bachelor of Business Administration from California State University in Los Angeles in 2000. He is the managing partner at Chan & Zhang LLP, a public accounting firm in Los Angeles since December 2004. Meanwhile, Mr. Zhang served as the controller of China PharmaHub Corp. on a part-time basis from January 2010 to December 2010.  He served as staff accountant at C.G. Uhlenberg LLP from July 2003 to December 2004 and at Homer Chan Tax & Consultant, Inc. from January 2000 to June 2003. Mr. Zhang was the Honorable Chairman of Business Advisory Committee of National Republican Congressional Committee (year 2005) and Businessman of the Year in 2005 honored by Business Advisory Committee of National Republican Congressional Committee. Mr. Zhang is also a Personal Financial Specialist and an Enrolled Agent.

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

Item 10.	Directors, Executive Officers and Corporate Governance - continued

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

Compensation Committee Interlocks and Insider Participation

           Our directors act as our compensation committee. During the year ended December 31, 2010, all of our directors participated in deliberations concerning executive officer compensation.

There are no family relationships among our directors or officers.

To our knowledge, during the last ten years, none of our directors and executive officers (including those of our subsidiaries) has:

•	Had a bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time.

•	Been convicted in a criminal proceeding or been subject to a pending criminal proceeding, excluding traffic violations and other minor offenses.

•
Been subject to any order, judgment or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities.

• •
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

During the fiscal year of 2010, our Board of Directors has 2 meetings, including meetings that were held by means of a conference telephone call, but excluding actions taken by unanimous written consent.

Item 10.	Directors, Executive Officers and Corporate Governance - continued

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

Based solely on our review of the copies of such reports received by us and on written representations by our officers and directors regarding their compliance with the applicable reporting requirements under Section 16(a) of the Exchange Act, we believe that, with respect to the fiscal year ended December 31, 2010, our officers and directors, and all of the persons known to us to own more than 10% of our common stock, filed all required reports on a timely basis.

Item 11.	Executive Compensation.

Executive Compensation

The following table sets forth information with respect to the compensation of each of the named executive officers for services provided in all capacities to Tongji Healthcare Group, Inc. and its subsidiaries in the fiscal years ended December 31, 2010 and 2009 in their capacity as such officers.  Mr. Yunhui Yu, our chief executive officer, president and also one of our directors, receives no additional compensation for his services in his capacity as director. No other executive officer or former executive officer received more than $100,000 in compensation in the fiscal years reported below.

Item 11.	Executive Compensation - continued

Name and Principal Position	Fiscal Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Yunhui Yu Chief Executive Officer, President and Director	2010 2009	15,977 15,789	-- --	-- --	-- --	-- --	-- --	-- --	15,977 15,789
Weidong Huang Ex-Chief Financial Officer*	2010 2009	5,326 5,263	-- --	-- --	-- --	-- --	-- --	-- --	5,326 5,263

* Weidong Huang resigned as our Chief Financial Officer for personal reasons on December 20, 2010.

Stock Options.

We have not granted any stock options to any of our officers or directors and do not have any stock option plans in effect as of February 28, 2011. In the future, we may grant stock options to our officers, directors, employees or consultants.

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

Compensation of Directors.

Our directors do not receive any compensation pursuant to any standard arrangement for their services as directors.

Employment Agreements

We do not have any employments agreements with our officers and employees, except for our chief financial officer.

Item 11.	Executive Compensation - continued

Compensation Discussion and Analysis

We strive to provide our named executive officers (as defined in Item 402 of Regulation S-K) with a competitive base salary that is in line with their roles and responsibilities when compared to peer companies of comparable size in similar locations, including Nanning Xiehe Hospital and Nanning Women Hospital. We use this information to calculate the average salary of executive officers with similar roles and responsibilities. We then adjust the average salary by comparing the profitability of our peer companies.

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

The following table shows, as of February 28, 2011, the common stock ownership of (i) each person  known by us to be the  beneficial  owner of five  percent or more of our common stock,  (ii) each officer and director and (iii) all officers and directors as a group.  Except as otherwise  indicated,  each person has sole voting and  investment  power with  respect to the shares of common stock shown, and all ownership is of record and beneficial.

	Number of Shares	Percentage
Name and Address	Beneficially Owned (1)	of Outstanding Shares (1)

Yunhui Yu No. 5 Beiji Road Nanning, China 530011	7,000,000(2)	44.27%

Jinsong Zhang No. 5 Beiji Road Nanning, China 530011	72,000	*

Jingxi Lv Dormitories 32-402 of Nanning #1 Hospital, Jingwen Road Nanning, China	10,000	*

Jialin Zhang Longxiangju Num.201, Qingxiu Village, Qingshan Road Nanning, China	2,000	*

Lin Lin Mingxiu East Road 232-15-1 Nanning, China	1,000	*

Xiangwei Zeng Jiangnan District Nanning, China	--	--

Liyu Chen Jinhu Road #22 Mingdu Park 32221 Nanning, China	3,000,000 (2)	18.97%

All officers and directors as a group (6 persons)	7,085,000	44.81%

*   Less than 1%

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters - continued

(1)
In determining beneficial ownership of our common stock as of a given date, the number of shares shown includes shares of common stock which may be acquired on exercise of warrants or options or conversion of convertible securities within 60 days of that date. In determining the percent of common stock owned by a person or entity on April 12, 2011, (a) the numerator is the number of shares of the class beneficially owned by such person or entity, including shares which may be acquired within 60 days on exercise of warrants or options and conversion of convertible securities, and (b) the denominator is the sum of (i) the total shares of common stock outstanding on April 12, 2011 (15,812,191), and (ii) the total number of shares that the beneficial owner may acquire upon conversion of the preferred and on exercise of the warrants and options. Unless otherwise stated, each beneficial owner has sole power to vote and dispose of its shares.

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

Name	Number of Shares Received
Yunhui Yu	7,000,000

Weidong Huang (1)	32,600

Jinsong Zhang	72,000

Jingxi Lu	10,000

Jialin Zhang	2,000

Lin Lin	1,000

Liyu Chen (2)	3,000,000

(1) Weidong Huang resigned as our Chief Financial Officer for personal reasons on December 20, 2010.
(2) Liyu Chen is the wife of Yunhui Yu.

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

Item 13.	Certain Relationships and Related Transactions, and Director Independence - continued

We also purchase about 50% of drugs and medications which we use and sell in our hospital from Guangxi Tongji Medicine Co., Ltd., a company controlled by our chief executive officer, Yunhui Yu, at prevailing market prices set in a supply contract.

Guangxi Tongji Medicine Co. Ltd. has either loaned money to us or has borrowed money from us, which was used in their or our operations. As of December 31, 2010, we had $2,076,190 payable to Guangxi Tongji Medicinc Co. Ltd.   Guangxi Tongji Medicine Co. Ltd. is considering turning the loan into investment in the Company.

Nanning Switch Factory, a company controlled by our chief executive officer, Yunhui Yu, has borrowed money from us which they have used in their operations. As of December 31, 2010 and 2009. Nanning Switch Factory owned us $46,430 and $44,118, respectively. They plan to pay off the loan with either the cash from their operation or financing in 2011.

We have borrowed funds from Nanning Tongji Chain Pharmacy Co., Ltd., a company controlled by our chief executive officer, Yunhui Yu, to assist in our operations. As of December 31, 2010 and 2009, we owed Nanning Tongji Chain Pharmacy Co., Ltd., $590,381 and $646,285, respectively. We plan to pay off the loan with either the cash from our operation or financing in 2011.

Nanning Tongji Electric Coating Factory, a company controlled by our chief executive officer, Yunhui Yu, has also lent us money which we have used in our operations. As of December 31, 2010, we owned Nanning Tongji Electric Coating Factory $23,100. We plan to pay off the loan with either the cash from our operation or financing in 2011.

Yunhui Yu, our Chief Executive Officer and one of our directors, has also loaned us money which we have used in our operations. As of December 31, 2010 and 2009 we owed Mr. Yu $1,105,045 and $1,035,825, respectively.

Liyu Chen, one of our shareholders, has also loaned us money which we have used in our operations. As of December 31, 2010 and 2009 we owed Ms. Chen $2,102,021 and $1,968,391, respectively. Liyu Chen is the wife of Yunhui Yu.

The amounts we have advanced and borrowed accrue interest at a rate of 1.5% per annum, which was equal to the interest rate in the PRC for similar borrowings.

Yunhui Yu, our chief executive officer, owns 90% of the equity of Guangxi Tongji Medicinc Co. Ltd. Guangxi Tongji Medicine Co. Ltd. owns 90% of the equity of Nanning Tongji Chain Pharmacy Co., Ltd., 100% of the equity of Nanning Switch Factory and 100% of the equity of Nanning Tongji Electric.

Independent Directors

None of our Board of Directors is an independent director, as such term is defined by the rules of the New York Stock Exchange.

Item 14.	Principal Accounting Fees and Services.

We were billed by Kabani & Company, an independent public accounting firm, for the following professional services they performed for us during the fiscal years ended December 31, 2010 and 2009 as set forth in the table below.

	Fiscal year ended December 31,
	2009	2010
Audit fees	$70,000	$20,000
Audit-related fees	$6,064	$--
Tax fees	$--	$--
All other fees	$--	$--

We were billed by Windes & McClaughry Accountancy Corporation, an independent public accounting firm, for the following professional services they performed for us during the fiscal year ended December 31, 2010 as set forth in the table below.

	Fiscal year ended December 31,
	2009	2010
Audit fees	$--	30,000
Audit-related fees	$--	4,906
Tax fees	$--
All other fees	$--

PART IV

ITEM 15.    EXHIBITS, FINANCIAL STATEMENTS SCHEDULES

Number	Exhibit
2	Plan of Merger*

3.1	Articles of Incorporation*

3.2	Bylaws*

10.1	Employment Contracts*

10.2	Hospital Lease*

10.3	Agreement with Guangxi Tongji Medicine Co., Ltd. *

10.4	Agreement for Medicare Service - The Management Center of Social Medical Treatment Insurance of Nanning.*

10.5	Agreement for Medicare Service - Social Security Department of Guangxi Zhuang Municipality*

16.1	Letter re Change in Certifying Accountant **

21.1	List of Subsidiaries *

31.1	Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Principal Executive Officer pursuant to U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Principal Financial Officer pursuant to U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

* Incorporated by reference to the same exhibit filed with our registration statement on Form SB-2 (File No. 333-140645).
** Incorporated by reference to the same exhibit filed with our current report on Form 8-K (File No. 333-140645).

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Tongji Healthcare Group, Inc.

Date: April 15, 2011	By:	/s/ Yunhui Yu
Yunhui Yu President and Chief Executive Officer

Date: April 15, 2011	By:	/s/ Eric Zhang
Eric Zhang Chief Financial Officer (Principal Financial Officer)

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Yunhui Yu	President, Chief Executive Officer	April 15, 2011
Yunhui Yu	Chairman of the Board of Directors and Director (Principal Executive Officer)

/s/ Eric Zhang	Chief Financial Officer	April 15, 2011
Eric Zhang	(Principal Financial and Accounting Officer)

/s/ Xiangwei Zeng	Vice President and a Director	April 15, 2011
Xiangwei Zeng

/s/ Jingxi Lu	Vice President and a Director	April 15, 2011
Jingxi Lu

/s/ Jialin Zhang	Vice President and a Director	April 15, 2011
Jialin Zhang

/s/ Lin Lin	Vice President and a Director	April 15, 2011
/s/ Lin Lin