Form 10-Q
period 2011-03-31
Tongji Healthcare Group, Inc.
filed 2011-05-19
CIK 1389518

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

 (Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

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

Indicate the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:

As of May 15, 2011, there are 15,812,191 shares of $0.001 par value common stock issued and outstanding.

FORM 10-Q
TONGJI HEALTHCARE GROUP, INC.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

The unaudited condensed consolidated financial statements of registrant for the three months ended March 31, 2011 and 2010 follow.  The condensed consolidated financial statements reflect all adjustments which are, in the opinion of management, necessary for a fair presentation of the results for the interim periods presented.  All such adjustments are of a normal and recurring nature.

PART I. FINANCIAL INFORMATION

TONGJI HEALTHCARE GROUP, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2011	December 31, 2010
	(Unaudited)
ASSETS

Current Assets
Cash and cash equivalents	$40,147	$209,586
Accounts receivable, net	393,170	290,821
Due from related parties	49,607	47,864
Medicine supplies	98,985	42,848
Prepaid expenses and other current assets	74,786	70,698
Total Current Assets	656,695	661,817

Property, Plant and Equipment, net	609,422	630,088

Construction in Progress	5,964,647	5,551,527

TOTAL ASSETS	$7,230,764	$6,843,432

LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities
Accounts payable and accrued expenses	$515,195	$451,253
Due to related parties	6,186,608	5,928,509
Other payable	263,684	261,592
Total Current Liabilities	6,965,487	6,641,354

STOCKHOLDERS' EQUITY
Preferred stocks; $0.001 par value, 20,000,000 shares authorized and none issued and outstanding	-	-
Common stocks; $0.001 par value, 100,000,000 shares authorized and 15,812,191 shares issued and outstanding as of March 31, 2011 and December 31, 2010 respectively	15,812	15,812
Additional paid in capital	425,363	424,968
Statutory reserve	41,812	41,812
Accumulated Deficit	(302,248)	(363,591)
Accumulated other comprehensive income	84,538	83,077

Total Stockholders' Equity	265,277	202,078

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$7,230,764	$6,843,432

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

TONGJI HEALTHCARE GROUP, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF INCOME
FOR THE THREE MONTH PERIODS ENDED MARCH 31

	2011	2010

OPERATING REVENUE
Patient service revenue	$395,708	$121,091
Other operating revenue	228,281	263,676
Total operating revenue	623,989	384,767

OPERATING EXPENSES
Selling, general and adminstrative expenses	259,653	195,873
Medicine and supplies	245,011	254,272
Depreciation expenses	38,502	35,592
Total operating expenses	543,166	485,737

INCOME (LOSS) FROM OPERATIONS	80,823	(100,970)

OTHER INCOME (EXPENSE)
Other income (expense)	(289)	1,768
Interest expense, net of income	(19,191)	(22,808)
Total Other Expense	(19,480)	(21,040)

INCOME (LOSS) BEFORE INCOME TAXES	61,343	(122,010)

Provision for income taxes	-	-

NET INCOME (LOSS)	61,343	(122,010)

Foreign currency translation gain	1,461	30

NET COMPREHENSIVE INCOME (LOSS)	$62,804	$(121,980)

Net Income (loss) per common stock - Basic and Diluted	$0.004	$(0.008)

Weighted average common stock outstanding
Basic and Diluted	15,812,191	15,812,191

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

TONJI HEALTHCARE GROUP, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTH PERIODS ENDED MARCH 31

	2011	2010
Cash flows from operating activities:
Net income (loss)	$61,343	$(122,010)
Adjustments to reconcile net income (loss) to
Net cash provided by (used in) operating activities:
Depreciation and amortization	38,502	35,592
Increase/(decrease) in assets and liabilities:
Accounts receivable	(100,208)	63,882
Medical supplies	(55,690)	15,763
Prepaid expense and other current assets	(3,636)	8,013
Accounts payable and accrued expenses	60,927	11,961
Unearned revenue	-	(27,831)
Other payables	457	(182)

Net Cash Provided By (Used in) Operating Activities	1,695	(14,812)

Cash flows from investing activities:
Acquisitions of fixed assets	(13,981)	-
Construction in progress	(377,235)	(215,564)
Due from related parties	(1,439)	1,123

Net Cash Used in Investing Activities	(392,655)	(214,441)

Cash flows from financing activities:
Payments of capital lease	-	(90,377)
Due to related parties	220,367	313,663

Net Cash Provided by Financing Activities	220,761	223,286

Effects of foreign currency translation	760	17

Net decrease in Cash and Cash Equivalents	(169,439)	(5,950)

Cash and Cash Equivalents-Beginning of Period	209,586	103,909

Cash and Cash Equivalents-Ending of Period	$40,147	$97,959

Cash Paid During the Period for:
Income taxes	$-	$-
Interest paid	$-	$23,114

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

TONGJI HEALTHCARE GROUP, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2011

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

On December 19, 2006, the officers of NTH filed Articles of Incorporation in the State of Nevada which was approved on December 19, 2006 to create Tongji Healthcare Group, Inc. a Nevada corporation (the "Company") and also established Tongji, Inc., a Colorado corporation ("Tongji") a wholly owned subsidiary of the Company.  Tongji Inc. was dissolved on March 25, 2011.

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

NOTE 2- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accompanying unaudited condensed consolidated financial statements of have been prepared by management without audit pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted as allowed by such rules and regulations, and management believes that the disclosures are adequate to make the information presented not misleading. These condensed consolidated financial statements include all of the adjustments, which in the opinion of management are necessary to a fair presentation of financial position and results of operations. All such adjustments are of a normal and recurring nature. Interim results are not necessarily indicative of results for a full year. These condensed consolidated financial statements should be read in conjunction with the audited financial statements at December 31, 2010 as filed in the Company 10-K filed with the Commission on April 15, 2011.

TONGJI HEALTHCARE GROUP, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2011

NOTE 2- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - continued

This summary of significant accounting policies of the Company is presented to assist in understanding the Company’s financial statements. The financial statements and notes are representations of the Company’s management, which is responsible for their integrity and objectivity. These accounting policies conform to generally accepted accounting principles and have been consistently applied in the preparation of the condensed consolidated financial statements and the December 31, 2010 financials included in the 10-K filed on April 15, 2011.

In June 2009 the FASB established the Accounting Standards Codification (“Codification” or “ASC”) as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in accordance with generally accepted accounting principles in the United States (“GAAP”). Rules and interpretive releases of the Securities and Exchange Commission (“SEC”) issued under authority of federal securities laws are also sources of GAAP for SEC registrants. Existing GAAP was not intended to be changed as a result of the Codification, and accordingly the change did not impact our financial statements. The ASC does change the way the guidance is organized and presented. All accounting references have been updated and therefore, all FASB references have been replaced with ASC references.

PRINCIPLES OF CONSOLIDATION

The consolidated financial statements include the accounts of Tongji Healthcare Group, Inc. and its wholly owned subsidiary Nanning Tongji Hospital, Inc. All significant intercompany accounts and transactions have been eliminated in consolidation.

CASH AND CASH EQUIVALENTS

For purposes of the statements of cash flows, the Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents. A substantial amount of the Company’s cash is held in bank accounts in the People’s Republic of China (“PRC”) and is not protected by the Federal Deposit Insurance Corporation (FDIC) insurance or any other similar insurance. Cash held in China amounted to $40,147 at March 31, 2011. Give the current economic environment and the financial conditions of the banking industry there is a risk that deposits may not be readily available or covered by such insurance. The Company has had no loss on excess cash in domestic or foreign banks in past years.

TONGJI HEALTHCARE GROUP, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2011

NOTE 2- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - continued

USE OF ESTIMATES

The preparation of these condensed consolidated financial statements in accordance with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements and the reported amounts of net revenues and expenses during the reporting period. Actual results may differ from those estimates and such differences may be material to the financial statements. The more significant estimates and assumptions by management include among others: useful lives and residual values of fixed assets, valuation of inventories, accounts receivable,  and stock based compensation, The current economic environment has increased the degree of uncertainty inherent in these estimates and assumptions.

TRANSLATION ADJUSTMENT

The Company’s primary country of operations is The People’s Republic of China (“PRC”). The financial position and results of operations of the Company’s China operation are determined using the local currency Renminbi (“RMB”) as the functional currency. The results of operations denominated in foreign currency are remeasured at the average rate of exchange during the reporting period. The average rates of exchange from Dollars to RMB were 6.57 to 1 and 6.84 to 1 for the three months ended March 31, 2011 and 2010 or a 3.9% change, respectively. As of March 31, 2011, should the exchange rate of Dollars to RMB fluctuate by 1%, the Company would expect the impact on its financial statements to be approximately a $600 exchange gain or loss for each 1% change in the exchange rate. As of March 31, 2011, we do not anticipate significant impact on its financial statements due by the change of the exchange rate of Dollars to RMB.

Assets and liabilities denominated in foreign currencies at the balance sheet date are translated at the exchange rates prevailing at the balance sheet date. The registered equity capital denominated in the functional currency is translated at the historical rate of exchange at the time of capital contribution. All translation adjustments resulting from the translation of the financial statements into the reporting currency (“US Dollars”) are dealt with as a separate component within stockholders’ equity. Translation adjustments net of tax totaled $1,461 and $30, for the three months ended March 31, 2011 and 2010, respectively.

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

Revenues are recorded at estimated net amounts due from patients and government Medicare funds. The Company's accounting system calculates the expected amounts payable by the government Medicare funds. The Company bills for services provided to Medicare patients through a medical card (the US equivalent to an insurance card). There has not been significant differences between the amounts the Company bills the government Medicare funds and the amounts collected from the Medicare funds.

TONGJI HEALTHCARE GROUP, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2011

NOTE 2- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - continued

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

The Company has established a reserve for uncollectible of approximately $60,000 as of March 31, 2011 and December 31, 2010.

FAIR VALUE OF FINANCIAL INSTRUMENTS

The Company applies the provisions of accounting guidance, FASB ASC Topic 825 that requires all entities to disclose the fair value of financial instruments, both assets and liabilities recognized and not recognized on the balance sheet, for which it is practicable to estimate fair value, and defines fair value of a financial instrument as the amount at which the instrument could be exchanged in a current transaction between willing parties.  As of March 31, 2011 and 2010 the fair value of cash and cash equivalents, accounts receivable, accounts payable and accrued expenses and other payables approximated carrying value due to the short maturity of the instruments, quoted market prices or interest rates which fluctuate with market rates except for related party debt or receivables for which it is not practicable to estimate fair value.

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

TONGJI HEALTHCARE GROUP, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2011

NOTE 2- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - continued

The carrying value of financial assets and liabilities recorded at fair value is measured on a recurring or nonrecurring basis. Financial assets and liabilities measured on a non-recurring basis are those that are adjusted to fair value when a significant event occurs.  The Company had no financial assets or liabilities carried and measured on a nonrecurring basis during the reporting periods. Financial assets and liabilities measured on a recurring basis are those that are adjusted to fair value each time a financial statement is prepared.  The Company had no financial assets and liabilities carried at fair value at recurring basis.

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

INVENTORIES

Inventories consisting of medicine supplies, both western and traditional Chinese medicine, are valued on a lower of weighted average cost or market basis.   Inventory includes product cost, inbound freight, warehousing costs and vendor allowances not included as a reduction of advertising expense. The management compares the cost of inventories with the market value and allowance is made for writing down their inventories to market value, if it is lower.

PREPAID EXPENSES AND OTHER CURRENT ASSETS

Prepaid expenses and other current assets consisted of the following as of March 31, 2011 and December 31, 2010

	March 31, 2011	December 31, 2010
Other receivable	$11,643	$15,315
Advance to suppliers	63,143	55,383
Total	$74,786	$70,698

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

TONGJI HEALTHCARE GROUP, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2011

NOTE 2- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - continued

CONSTRUCTION-IN-PROGRESS

A hospital facility currently under development is accounted for as construction-in-progress. Construction-in-progress is recorded at acquisition cost, including land rights cost, development expenditure, professional fees and the interest expenses capitalized during the course of construction for the purpose of financing the project. Upon completion and readiness for use of the project, the cost of construction-in-progress is to be transferred to fixed assets, at which time depreciation will commence. As of March 31, 2011, the Company has incurred and capitalized into construction-in-progress $5,964,647 of costs and $0 of capitalized interest.  The estimated cost to be incurred in 2011 and 2012 to complete the project is approximately $2,733,000.

ADVERTISING COSTS

The Company expenses the costs associated with advertising as incurred. Advertising expenses (credits) for the three month periods ended March 31, 2011 and 2010 of $3,470 and $2,671, respectively are included in selling and promotional expenses in the statements of income. Advertising costs include marketing brochures and an advertising campaign to the public.

IMPAIRMENT OF LONG-LIVED ASSETS

The Company’s long-lived assets and other assets (consisting of property and equipment and purchased intangible assets) are reviewed for impairment in accordance with the guidance of the FASB Topic ASC 360, “Property, Plant, and Equipment”, and FASB ASC Topic 205 “Presentation of Financial Statements”. The Company tests for impairment losses on long-lived assets used in operations whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. Whenever any such impairment exists, an impairment loss will be recognized for the amount by which the carrying value exceeds the fair value.

The Company tests long-lived assets, including property, plant and equipment and intangible assets, for recoverability at least annually or more frequently upon the occurrence of an event or when circumstances indicate that the net carrying amount is greater than its fair value. Assets are grouped and evaluated at the lowest level for their identifiable cash flows that are largely independent of the cash flows of other groups of assets. The Company considers historical performance and future estimated results in its evaluation of potential impairment and then compares the carrying amount of the asset to the future estimated cash flows expected to result from the use of the asset. If the carrying amount of the asset exceeds estimated expected undiscounted future cash flows, the Company measures the amount of impairment by comparing the carrying amount of the asset to its fair value. The estimation of fair value is generally measured by discounting expected future cash flows as the rate the Company utilizes to evaluate potential investments. The Company estimates fair value based on the information available in making whatever estimates, judgments and projections are considered necessary. There was no impairment of long-lived assets for the period ended March 31, 2011.

TONGJI HEALTHCARE GROUP, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2011

NOTE 2- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - continued

BASIC AND DILUTED EARNINGS PER SHARE

Earnings per share (EPS) is calculated in accordance with the FASB ASC Topic 260, “Earnings Per Share.” Basic net income (loss) per share is based upon the weighted average number of common shares outstanding. Diluted net income (loss) per share is based on the assumption that all dilutive convertible shares and stock options were converted or exercised. Dilution is computed by applying the treasury stock method. Under this method, options and warrants are assumed to be exercised at the beginning of the period (or at the time of issuance, if later), and as if funds obtained thereby were used to purchase common stock at the average market price during the period.

INCOME TAXES

The Company adopts FASB ASC Topic 740, "Income Taxes,” which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred income taxes are recognized for the tax consequences in future years of differences between the tax bases of assets and liabilities and their financial reporting amounts at each period end based on enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized.

In accordance with the relevant tax laws and regulations of PRC and US, the corporation income tax rate would typically be 33% in the PRC. The Company has received a waiver (duty free certificate) from the taxing authorities in the PRC for corporate enterprise income tax for the year ended 2004 through 2006. Effective 2007, the Company will be taxed at the rate of 33%.

July 2006 the FASB issued ASC Topic 740-10, Accounting for Uncertainty in Income Taxes — An Interpretation of FASB ASC Topic 740, which requires income tax positions to meet a more-likely-than-not recognition threshold to be recognized in the financial statements.  Under ASC Topic 740-10, tax positions that previously failed to meet the more-likely-than-not threshold should be recognized in the first subsequent financial reporting period in which that threshold is met.  Previously recognized tax positions that no longer meet the more-likely-than-not threshold should be derecognized in the first subsequent financial reporting period in which that threshold is no longer met.

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

As a result of the implementation of FASB ASC Topic 740-10, the company made a comprehensive review of its portfolio of tax positions in accordance with recognition standards established by ASC Topic 740-10.  The Company recognized no material adjustments to liabilities or stockholders’ equity in lieu of the implementation.  The adoption of FIN 48 did not have a material impact on the Company’s financial statements.

In accordance with the relevant tax laws and regulations of PRC and US, the corporation income tax rate would typically be 33% in the PRC. The Company has received a waiver (duty free certificate) from the taxing authorities in the PRC for corporate enterprise income tax for the year ended 2004 through 2006. Effective 2007, the Company was taxed at the rate of 33%.

TONGJI HEALTHCARE GROUP, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2011

NOTE 2- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - continued

Beginning January 1, 2008, the new Enterprise Income Tax (EIT) law will replace the existing laws for Domestic Enterprises (DES) and Foreign Invested Enterprises (FIEs). The new standard EIT rate of 25% replaced the 33% rate currently applicable to both DES and FIEs.

In addition, companies in the PRC are required to pay business taxes consisting of 5% of income they derive from providing medical treatment and city construction taxes, and educational taxes are based on 7% and 3% of the business taxes, and the Company had accrued these taxes for 2005. The Company has received notification that they are exempt from these taxes for the years ending 2006 through 2008. The company become normal taxpayer in 2009 and need to pay the above taxes. On April 2010, the Company was granted the exempt status from these taxes and the exempt period was retroactive back to January 1, 2009 until further change.

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

SEGMENT REPORTING

FASB ASC Topic 280, "Segment Reporting", requires use of the “management approach” model for segment reporting. The management approach model is based on the way a company’s management organizes segments within the company for making operating decisions and assessing performance. Reportable segments are based on products and services, geography, legal structure, management structure, or any other manner in which management disaggregates a company. FASB ASC Topic 280 has no effect on the company’s consolidated financial statements as the company consists of one reportable business segment. All revenue is from customers in People’s Republic of China. All of the company’s assets are located in People’s Republic of China.

STATEMENT OF CASH FLOWS

In accordance with FASB ASC Topic 230, "Statement of Cash Flows," cash flows from the Company's operations is calculated based upon the local currencies. As a result, amounts related to assets and liabilities reported on the statement of cash flows will not necessarily agree with changes in the corresponding balances on the balance sheet.

TONGJI HEALTHCARE GROUP, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2011

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

STOCK-BASED COMPENSATION

For purposes of determining the variables used in the calculation of stock compensation expense under the provisions of FASB ASC Topic 505, “Equity” and FASB ASC Topic 718, “Compensation — Stock Compensation,” we perform an analysis of current market data and historical Company data to calculate an estimate of implied volatility, the expected term of the option and the expected forfeiture rate. With the exception of the expected forfeiture rate, which is not an input, we use these estimates as variables in the binomial pricing model. Depending upon the number of stock options granted, any fluctuations in these calculations could have a material effect on the results presented in our condensed consolidated statement of operations and other comprehensive income. In addition, any differences between estimated forfeitures and actual forfeitures could also have a material impact on our financial statements.

Stock-based compensation costs that have been included in operating expenses amounted to $395 and $0 for the three months ended March 31, 2011 and 2010, respectively.

COMPREHENSIVE INCOME

The Company reports comprehensive income in accordance with FASB ASC Topic 220 “Comprehensive Income," which established standards for reporting and displaying comprehensive income and its components in a financial statement that is displayed with the same prominence as other financial statements.

Total comprehensive income is defined as all changes in stockholders' equity during a period, other than those resulting from investments by and distributions to stockholders (i.e., issuance of equity securities and dividends). Generally, for the Company, total comprehensive income (loss) equals net income (loss) plus or minus adjustments for currency translation.  Total comprehensive income (loss) represents the activity for a period net of related tax and was an income of $62,804 and a loss of $121,980 for the three months periods ended March 31, 2011 and 2010, respectively.

While total comprehensive income is the activity in a period and is largely driven by net earnings in that period, accumulated other comprehensive income or loss (“AOCI”) represents the cumulative balance of other comprehensive income as of the balance sheet date.  For the Company, AOCI is primarily the cumulative balance related to the currency adjustments and increased overall equity by $84,538 and $83,077 as of March 31, 2011 and December 31, 2010, respectively.

RECENT ACCOUNTING PRONOUNCEMENTS

In December 2010, the FASB issued ASC Topic 720 "Other Expenses": Fees Paid to the Federal Government by Pharmaceutical Manufacturers (SEC Update). The purpose of this Update is to address questions concerning how pharmaceutical manufacturers should recognize and classify in their income statements fees mandated by the Patient Protection and Affordable Care Act as amended by the Health Care and Education Reconciliation Act. The Company does not expect the provisions of ASC Topic 720 to have a material effect on the financial position, results of operations, or cash flows of the Company.

In August 2010, Accounting Standards Update (“ASU”) 2010-24 was issued.  This update amends ASC Topic 954-450 to require that anticipated insurance settlements from malpractice claims not be offset against the accrual for the malpractice claim.  The Company management believes that this pronouncement will not have a material effect on its financial statements.

In August 2010, ASU 2010-23 was issued.  This amends ASC Topic 954 to require the disclosure of charity care be disclosed at cost.  The Company management believes that this pronouncement will not have a material effect on its financial statements.

In May, 2010, the FASB issued ASC Topic 830 "Foreign Currency": Foreign Currency Issues: Multiple Foreign Currency Exchange Rates (SEC Update). The purpose of this Update is to codify the SEC Staff Announcement made at the March 18, 2010 meeting of the FASB Emerging Issues Task Force (EITF) by the SEC Observer to the EITF. The Staff Announcement provides the SEC staff’s view on certain foreign currency issues related to investments in Venezuela. The Company does not expect the provisions of ASC Topic 830 to have a material effect on the financial position, results of operations, or cash flows of the Company.

In April 2010, the FASB issued ASC Topic 740 "Income Taxes" : Accounting for Certain Tax Effects of the Health Care Reform Acts (SEC Update). The purpose of this Update is to address questions concerning how pharmaceutical manufacturers should recognize and classify in their income statements fees mandated by the Patient Protection and Affordable Care Act as amended by the Health Care and Education Reconciliation Act. The Company does not expect the provisions of ASC Topic 740 to have a material effect on the financial position, results of operations, or cash flows of the Company.

TONGJI HEALTHCARE GROUP, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2011

NOTE 2- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - continued

GOING CONCERN

The accompanying consolidated financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the company as a going concern.  However, the Company has negative cash flows of 169,439, negative working capital of $6,308,792, and an accumulated deficit of $302,248 as of March 31, 2011.   In view of the accumulated losses, recoverability of a major portion of the recorded asset amounts shown in the accompanying consolidated balance sheet is dependent upon continued operations of the company, which in turn is dependent upon the Company’s ability to raise additional capital, obtain financing and succeed in its future operations, The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

NOTE 3- PROPERTY & EQUIPMENT

Property & equipment as of March 31, 2011 and December 31, 2010 comprised of the following:

	Estimated Useful Lives (Years)	March 31, 2011	December 31,2010
Office equipment	5-10	$82,241	$76,140
Medical equipment	5	1,335,331	1,318,680
Fixtures	10	118,924	118,203
Vehicles	5	42,510	42,246
Total property and equipments		1,579,006	1,555,269

Less accumulated depreciation		(969,584)	(925,181)

Property and equipment, net		$609,422	$630,088

Depreciation expense charged to operations was $38,502 and $35,592 for the three month periods ended March 31, 2011 and 2010, respectively.

NOTE 4- CONSTRUCTION IN PROGRESS

As of March 31, 2011 and December 31, 2010, the Company’s construction in progress amounted to $5,964,647 and $5, 551,527 respectively. It consists of payments for construction costs, acquisition cost, land rights cost, development expenditure, and professional fees for a new hospital on leased land. The Company is required to make total payments of approximately $7,587,300 for construction costs during the construction phase. The company is also responsible for payments in excess of $7,587,300. The land lease term will start in September 2011. The new hospital is expected to be finished in 2012.

The Company will amortize the cost of the hospital over the life of the land lease.

TONGJI HEALTHCARE GROUP, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2011

NOTE 5- MAJOR SUPPLIERS AND CUSTOMERS

The Company had one supplier that accounted for 68% and 64% of purchase for the three month period ended March 31, 2011 and 2010. Accounts payable to this major supplier was $612,669 and $460,841 as of March 31, 2011 and 2010.

The Company had two major customers for the three month period ended March 31, 2011 and 2010: Nanning Social Insurance Center and Guangxi Province Social Insurance Center. Nanning Social Insurance Center accounted for 41% and 39% of revenue for the three months ended March 31, 2011 and 2010. Guangxi Province Social Insurance Center accounted for 11% and 14% of revenue for the three months ended March 31, 2011 and 2010.

As of March 31, 2011 and 2010, accounts receivable due from Nanning Social Insurance Center was approximately $304,800 and $256,000 respectively. As of March 31, 2011 and 2010, accounts receivable due from Guangxi Province Social Insurance Center was approximately $47,000 and $48,000 respectively.

NOTE 6- CAPITAL LEASE OBLIGATIONS:

Deferred Gain on Sale and Lease Back

The total gain on sale and lease back was $346,393. According to FASB ASC Topic 840 "Accounting for Leases" this gain is deferred and amortized over the Lease term of 36 months. Accordingly, $0 and $27,831 were amortized for the three month period ended March 31, 2011 and 2010 respectively.

There was no deferred revenue outstanding as of March 31, 2011 and December 31, 2010.

NOTE 7- OTHER PAYABLE

Other payable as of March 31, 2011 and December 31, 2010 consists of the following:

	March 31, 2011	December 31,2010
Advance from customers	$-	$13,577
Welfare payable	54,576	69,285
Other payable	209,108	178,730
Total	$263,684	$261,592

TONGJI HEALTHCARE GROUP, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2011

NOTE 8- STOCKHOLDERS' EQUITY

Preferred Stock

As of March 31, 2011 and December 31, 2010, the Company has 20,000,000 shares of preferred stock authorized with a par value of $0.001. There are no shares issued and outstanding as of March 31, 2011.

Common Stock

As of March 31, 2011 and December 31, 2010, the Company has 100,000,000 shares of common stock authorized with a par value of $0.001.

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

As of March 31, 2011, the Company had accumulated deficits of $302,248. Therefore, the Company did not appropriate reserve for the statutory surplus reserve for the three months period ended March 31, 2011.

Stock Option

Stock-based compensation amounted to $395 and $0 in the three months ended March 31, 2011 and 2010, respectively.

On March 3, 2011, an option to purchase 100,000 shares of common stock was granted to a company officer. The option vests  in three equal installments of 33,333 shares each, with the last installment being 33,334 shares, starting on the first anniversary of grant and subsequent anniversaries thereafter, at an exercise price equivalent to the closing price per share of common stock on the date of grant.

The fair value of the option award is estimated on the date of grant using the binomial valuation model to be $15,400.   The valuation was based on the assumptions noted in the following table.

TONGJI HEALTHCARE GROUP, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2011

NOTE 8- STOCKHOLDERS' EQUITY - continued

Expected volatility	105%
Expected dividends	0%
Stock price	0.24
Expected term (in years)	3 years
Risk-free rate	1.32%

The risk-free interest rate is based on the U.S. Treasury yield curve in effect for the expected term of the option at the time of grant.  The dividend yield on our common stock is assumed to be zero since we do not pay dividends and have no current plans to pay them in the future.  The market price volatility of our common stock was based on historical volatility since May 13, 2010.  The expected life of the options is based upon our anticipated expectations of exercise behavior since no options have been exercised in the past to provide relevant historical data.

The fair value of the option granted will be expensed according to following schedule:

Year	Expensed
2011	$3,868
2012	5,133
2013	5,133
2014	871
Thereafter	-
Total	$15,005

The following table summarizes stock option activity in the Company's stock-based compensation plans for the three months ended March 31, 2011.

	Number of Shares	Weighted Average Exercise Price	Aggregate Intrinsic Value (in thousands)	Number of Shares Exercisable
Outstanding at January 1, 2011	-	$-	$-	-
Granted	100,000	0.24	-	-
Exercised	-	-
Cancelled/expired	-	-

Outstanding at March 31, 2011	100,000	$0.24	$-	-

NOTE 9- PROVISION FOR INCOME TAXES

In accordance with the relevant tax laws and regulations of PRC, the corporate income tax rate is 25%. As noted, the corporate income tax was 0% due to the Company's receipt of a waiver (tax relief) from the PRC government as they acquired a previous government-owned hospital privatized it and improved it.

The tax provision is as follows:

	Three month period ended
	March 31,
	2011	2010
PRC Tax	$-	$-
Current tax provision in U.S.	$-	$-

TONGJI HEALTHCARE GROUP, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2011

NOTE 9- PROVISION FOR INCOME TAXES - continued

Had the tax exemption not been in place for the three month period ended March  31, 2011 and 2010, the Company estimates the following proforma financial statement impact:

	Three month period ended March 31,
	2011	2010
Net income/( loss) before tax provision, as reported	$61,343	$(122,010)
Less tax provision not exempted	-	-
Less tax (provision) benefit exempted	(15,336)	30,503
Proforma net income/( loss)	$46,007	$(91,507)
Proforma net income/ loss per share
Basic and diluted	$.003	$(.005)

NOTE 10- EARNINGS PER SHARE

When calculating diluted earnings per share for common stock equivalents, FASB ASC Topic 260, requires the Company to include the potential shares that would be outstanding if all outstanding stock options or warrants were exercised.   This is offset by shares the Company could repurchase using the proceeds from these hypothetical exercises to obtain the common stock equivalent.

The following reconciles the components of the EPS computation:

	Income	Shares	Per Share
	(Numerator)	(Denominator)	Amount
	US$		US$
For the three months ended March 31, 2011:
Net income	61,343
Basic EPS income available to common shareholders	61,343	15,812,191	0.004
Effect of dilutive securities:
Diluted EPS income available to common shareholders	61,343	15,812,191	0.004

For the three months ended March 31, 2010:
Net loss	(122,010)
Basic EPS loss available to common shareholders	(122,010)	15,812,191	(0.008)
Effect of dilutive securities:
Options	-	-
Diluted EPS loss available to common shareholders	(122,010)	15,812,191	(0.008)

NOTE 11- RELATED PARTY TRANSACTIONS AND COMMITMENTS

Due from/to Related Parties

The Company has entered into agreements with Nanning Tongji Chain Pharmacy Co. Ltd. ,Guangxi Tongji Medicine Co. Ltd., and Nanning Switch Factory whereby the Company from time to time will advance amounts to assist them in their operations. The three companies have common major shareholders. The advanced amounts accrue interest at a rate of 1.5% per annum. The amount of receivable as of March 31, 2011 and December 31, 2010 was $49,607 and $47,864 respectively. Interest income for the three months periods ended March 31, 2011 and 2010 were approximately $185 and $161, respectively.

TONGJI HEALTHCARE GROUP, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2011

NOTE 11- RELATED PARTY TRANSACTIONS AND COMMITMENTS - continued

The Company has entered into an agreement with the Chairman and the shareholder of the Company, Nanning Tongji Chain Pharmacy Co. Ltd. ,Guangxi Tongji Medicine Co. Ltd., and Nanning Tongji Electric Coating Factory, whereby the Company from time to time will be advanced amounts to assist them in their operations. The advanced amounts accrue interest at a rate of 1.5% per annum. As of March 31, 2011 and December 31, 2010, $6,186,608 and $5,928,509 were payable to these related parties respectively.  Interest expenses for the three month periods ended March 31, 2011 and 2010 were $19,376 and $23,114, respectively.

Rental Commitments

The Company has entered into a lease agreement for their hospital with Guangxi Tongji Medicine Co. Ltd that expires December 2014. The monthly lease payments are $2,502 (RMB16,439).  The company also in the process of cooperating with Guangxi Construction Engineering Corporation Langdong 8th Group in building a new 600-bed hospital in Nanning, China. It expects the new hospital to be completed by January 2012. The hospital is being constructed by Guangxi Construction Engineering Corporation Langdong 8th Group and, when completed, the land will be leased by the company for a twenty-year term.  The lease term will start on September, 2011. The annual lease payments will gradually increase each year. Based on the exchange rate at December 31, 2010, minimum future lease payments are as follows:

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

On December 27, 2006, we, through our wholly-owned subsidiary, Tongji, Inc., a Colorado company, acquired 100% of the equity in NTH pursuant to an Agreement and Plan of Merger. We issued 15,652,557 shares of common stock to the shareholders of NTH in exchange for 100% of the issued and outstanding shares of NTH. Accordingly, NTH became the wholly owned subsidiary of Tongji Healthcare Group, Inc. as Tonji, Inc. was dissolved.  We have been in the business of operating hospitals and providing healthcare services in Nanning, Guangxi Province of the People’s Republic of China.   Unless otherwise provided, all references to “the Company”, “us”, “we” refer to Tongji Healthcare Group, Inc. and its subsidiary, Nanning Tongji Hospital, Inc.

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

Item 2.       Management’s Discussion and Analysis or Plan of Operation - continued

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

Item 2.       Management’s Discussion and Analysis or Plan of Operation - continued

Since we only deal with the Nanning municipal and the Guangxi provincial Medicare agencies we are familiar with their regulations pertaining to reimbursements. As a result, there is normally no material difference between the amounts we bill and the amounts we receive for services provided to Medicare patients.

Results of Operation  - Three months ended March 31, 2011

Material changes of items in our Statement of Operations for the three months ended March 31, 2011, as compared to the three months ended March 31, 2010, are discussed below.

Operating Revenues – Operating revenue for the three months ended March 31, 2011, which resulted primarily from patient services revenue and other operating revenue (out-patient service and pharmaceutical drug sales), were $623,989 an increase of 62% as compared with the operating revenue of $384,767 in the same period of prior year. The increase was mainly from the patient services sector, where a new department was added. Other operating revenue from out-patient service and pharmaceutical drug sales of $228,281 during the quarter ended March 31, 2011 represents a 13% decrease from the comparable period in 2010.  This decrease was attributable primarily to more emphasis being placed on in patient services as compared with out-patient service and pharmaceutical drug sales.

Selling, general and administrative expenses – Selling, general and administrative expenses increased by $63,780 or 32% from $195,873 for the three-month period ended March 31, 2010 compared to $259,653 for the three-month period ended March 31, 2011.  This increase was due to significant expense increase in salary, maintenance, and office expenses.

Medicine and supplies costs - Medicine and supplies costs decreased by $9,261 or 4% from $254,272 during the three months ended March 31, 2010 to $245,011 during the three months ended March 31, 2011.   This decrease was due decreased in revenue from pharmaceutical drug sales.

Depreciation Expense – Depreciation expense increased to $38,502 from $35,592 during the three month periods ended March 31, 2011 and 2010, respectively.  The increase was primarily due to the recapitalization of an asset.

Interest Expense – Interest expense for the three-month period ended March 31, 2011 were $19,376 as compared to $23,114 for the three-month period ended March 31, 2010, which were related to debts to related parties and capital lease obligation.

As a result of forgoing, the Company had a net income of $61,343 during the first quarter of 2011, compared to a net loss of $122,010 for the first quarter of a year ago.

Trends, Events and Uncertainties

The China Ministry of Health, as well as other related agencies, has proposed changes to the prices we can charge for medical services, drugs and medications. We cannot predict the impact of these proposed changes since the changes are not fully defined and we do not know whether those proposed changes will ever be implemented or when they may take effect.

Item 2.       Management’s Discussion and Analysis or Plan of Operation - continued

We are in the process of cooperating with Guangxi Construction Engineering Corporation Langdong 8th Group in building a new 600-bed hospital in Nanning, China. We expect the new hospital to be completed by January 2012. The hospital is being constructed by Guangxi Construction Engineering Corporation Langdong 8th Group and, when completed, will be leased by us for a twenty-year term.  The lease payment will start on September 2011. The annual lease payments will gradually increase each year. Our agreement with Langdong 8th Group requires us to make payments of approximately $7,587,000 for construction cost to Langdong 8th Group during the construction phase.  As of March 31, 2011 we had paid $5,964,647 towards this amount. We borrowed most of the paid funds from our related company Guangxi Tongji Medicine Co., Ltd. When the new hospital is complete, we will continue to operate our existing hospital.

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

Item 2.       Management’s Discussion and Analysis or Plan of Operation - continued

Since we only deal with the Nanning municipal and the Guangxi provincial Medicare agencies we are familiar with their regulations pertaining to reimbursements. As a result, there is normally no material difference between the amounts we bill and the amounts we receive for services provided to Medicare patients.
Liquidity and Capital Resources

The following shows our material sources and (uses) of cash during the periods presented: Three Month Periods Ended March 31, 2011 and 2010:

	2011	2010

Cash provided by/(used in) operating activities	$1,695	$(14,812)

Cash (used in) investing activities	$(392,655)	$(214,441)

Cash provided by financing activities	$220,761	$223,286

By carefully reducing expenses, the Company substantially reduced the amount of cash being used to fund operating activities.  However, substantial funds have been required to fund the construction costs on the new hospital, which is now under construction.  Financing of operations has come primarily from advances from related parties.  We are dependent on related parties to provide working capital and pay for the Company’s management team until such time as we reach a profitable level of operations.  There can be no assurances that related parties will continue to provide additional working capital.  Without additional working capital, we may be forced to cease operations and liquidate.

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

As of March 31, 2011, our management, under the supervision of and with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as required by Rules 13a-15(b) and 15d-15(b) under the Exchange Act.  Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective  as of March 31, 2011 as a result of the material weaknesses identified in our internal control over financial reporting.  These material weaknesses are discussed in “Management’s Report on Internal Control over Financial Reporting” below.  Our management considers our internal control over financial reporting to be an integral part of our disclosure controls and procedures.

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

As of March 31, 2011, our management, under the supervision of and with the participation of the Chief Executive Officer and the Chief Financial Officer, evaluated the effectiveness of our internal control over financial reporting as required by Rules 13a-15(c) and 15d-15(c) under the Exchange Act.  In making this assessment, Management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control – Integrated Framework , including the following five framework components: i) control environment, ii) risk assessment, iii) control activities, iv) information and communications, and v) monitoring.

Our management evaluated the design and operating effectiveness of our internal control over financial reporting as part of this assessment, using its knowledge and understanding of our organization, operations, and processes, to determine, in its judgment, the sources and potential likelihood of misstatements in financial reporting.  Based on this assessment, our management, including the Chief Executive Officer and Chief Financial Officer, has concluded that our internal control over financial reporting was not effective as of March 31, 2011.

Item 4.       Controls and Procedures - continued

Specifically, our management identified certain matters involving internal control and our operations that it considered to be material weaknesses.  As defined in the Exchange Act, a material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the registrant's annual or interim financial statements will not be prevented or detected on a timely basis.  The material weaknesses identified by our management as of March 31, 2011, are described below:

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

  Item 4.       Controls and Procedures - continued

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

SIGNATURES

In accordance with the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 19, 2011

TONGJI HEALTHCARE GROUP, INC.

By:	/s/ Yunhui Yu
Yunhui Yu President and Chief Executive Officer (Principal Executive Officer)

By:	/ s/ Eric Zhang
Eric Zhang Chief Financial Officer (Principal Financial Officer)