Form 10-Q
period 2011-06-30
Tongji Healthcare Group, Inc.
filed 2011-08-15
CIK 1389518

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

 (Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE EXCHANGE ACT OF 1934

For the transition period from ______________ to _____________

Commission file number: 333-140645

TONGJI HEALTHCARE GROUP, INC.

(Exact name of registrant as specified in its charter)

Nevada	99-0364697
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

No. 5 Beiji Road Nanning, Guangxi, People’s Republic of China	530011
(Address of principal executive offices)	(Zip Code)

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

Indicate the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:

As of August 10, 2011, there are 15,812,191 shares of $0.001 par value common stock issued and outstanding.

FORM 10-Q
TONGJI HEALTHCARE GROUP, INC.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

The unaudited condensed consolidated financial statements of registrant for the six months ended June 30, 2011 and 2010 follow.  The condensed consolidated financial statements reflect all adjustments which are, in the opinion of management, necessary for a fair presentation of the results for the interim periods presented.  All such adjustments are of a normal and recurring nature.

TONGJI HEALTHCARE GROUP, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2011	December 31, 2010

ASSETS

Current Assets
Cash and cash equivalents	$65,437	$209,586
Accounts receivable, net	402,349	290,821
Due from related parties	50,463	47,864
Medicine supplies	101,538	42,848
Prepaid expenses and other current assets	390,404	70,698
Total Current Assets	1,010,191	661,817

Property, Plant and Equipment, net	596,494	630,088

Construction in Progress	7,676,278	5,551,527

TOTAL ASSETS	$9,282,964	$6,843,432

LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities
Accounts payable and accrued expenses	$329,985	$451,253
Due to related parties	8,101,894	5,928,509
Other payable	299,894	261,592
Note payable	366,536	-
Total Current Liabilities	9,098,309	6,641,354

STOCKHOLDERS' EQUITY
Preferred stocks; $0.001 par value, 20,000,000 shares authorized and none issued and outstanding	-	-
Common stocks; $0.001 par value, 100,000,000 shares authorized and 15,812,191 shares issued and outstanding as of June 30, 2011 and December 31, 2010 respectively	15,812	15,812
Additional paid in capital	426,670	424,968
Statutory reserve	-	41,812
Accumulated Deficit	(344,664)	(363,591)
Accumulated other comprehensive income	86,836	83,077

Total Stockholders' Equity	184,654	202,078

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$9,282,964	$6,843,432

The accompanying notes are an integral part of these consolidated financial statements.

TONGJI HEALTHCARE GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND OTHER COMPREHENSIVE INCOME
FOR THE THREE and SIX MONTH PERIODS ENDED JUNE 30

	For the three month periods ended June 30		For the six month periods ended June 30
	2011	2010	2011	2010

OPERATING REVENUE
Patient service revenue	$323,178	$310,228	$718,886	$431,319
Other operating revenue	271,494	153,468	499,775	417,144
Total operating revenue	594,672	463,696	1,218,661	848,463

OPERATING EXPENSES
Selling, general and adminstrative expenses	296,626	296,118	556,279	491,991
Medicine and supplies	318,077	289,584	563,088	543,856
Depreciation expenses	39,100	35,152	77,602	70,744
Total operating expenses	653,803	620,854	1,196,969	1,106,591

INCOME (LOSS) FROM OPERATIONS	(59,131)	(157,158)	21,692	(258,128)

OTHER INCOME (EXPENSE)
Other income (expense)	1,749	6,730	1,460	8,498
Interest expense, net of income	(26,846)	(19,844)	(46,037)	(42,652)
Total Other Expense	(25,097)	(13,114)	(44,577)	(34,154)

INCOME (LOSS) BEFORE INCOME TAXES	(84,228)	(170,272)	(22,885)	(292,282)

Provision for income taxes	-	-	-	-

NET INCOME (LOSS)	(84,228)	(170,272)	(22,885)	(292,282)

Other comprehensive income:
Foreign currency translation gain(loss)	2,298	57	3,759	87

NET COMPREHENSIVE INCOME (LOSS)	$(81,930)	$(170,215)	$(19,126)	$(292,195)

Net Income (loss) per common stock - Basic and Diluted	$(0.005)	(0.011)	$(0.001)	$(0.018)

Weighted average common stock outstanding
Basic and Diluted	15,812,191	15,812,191	15,812,191	15,812,191

Basic and diluted weighted average shares outstanding are the same as there is no anti-dilutive effect.

The accompanying notes are an integral part of these consolidated financial statements.

TONJI HEALTHCARE GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTH PERIODS ENDED JUNE 30

	2011	2010
Cash flows from operating activities:
Net income (loss)	$(22,885)	$(292,282)
Adjustments to reconcile net loss to
Net cash provided by (used in) operating activities:
Depreciation	77,602	126,562
Allowance for doubtful accounts	-	14,845
Stock-based compensation	1,702	-
Increase/(decrease) in assets and liabilities:
Accounts receivable	(105,769)	20,268
Medical supplies	(57,842)	29,351
Prepaid expense and other current assets	(318,307)	35,804
Accounts payable and accrued expenses	(130,204)	21,371
Unearned revenue	-	(55,817)
Other payables	33,121	46,839
Total adjustment	(499,697)	239,223

Net Cash Provided By (Used in) Operating Activities	(522,582)	(53,059)

Cash flows from investing activities:
Acquisitions of fixed assets	(31,529)	-
Construction in progress	(2,014,803)	(231,692)
Due from related parties	(1,651)	(11,211)

Net Cash Used in Investing Activities	(2,047,983)	(242,903)

Cash flows from financing activities:
Payments of capital lease	366,536	(151,671)
Due to related parties	2,055,970	396,124

Net Cash Provided by Financing Activities	2,424,208	244,453

Effects of foreign currency translation	2,208	87

Net Increase (decrease) in Cash and Cash Equivalents	(144,149)	(51,422)

Cash and Cash Equivalents-Beginning of Period	209,586	103,909

Cash and Cash Equivalents-Ending of Period	$65,437	$52,487

Cash Paid During the Year for:
Income taxes	$-	$-
Interest paid	$43,201	$43,211

The accompanying notes are an integral part of these consolidated financial statements.

TONGJI HEALTHCARE GROUP, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2011

NOTE 1- ORGANIZATION

Nanning Tongji Hospital, Inc. ("NTH") was established in Nanning in the province of Guangxi of the People’s Republic of China ("PRC") by the Nanning Tongji Medical Co. Ltd. and an individual on October 30, 2003.

NTH is a designated hospital for medical insurance in the City of Nanning and Guangxi Province. NTH specializes in the areas of internal medicine, surgery, gynecology, pediatrics, emergency medicine, ophthalmology, medical cosmetology, rehabilitation, dermatology, otolaryngology, traditional Chinese medicine, medical imaging, anesthesia, acupuncture, physical therapy, health examination, and prevention.

On December 19, 2006, NTH filed Articles of Incorporation in the State of Nevada to establish Tongji Healthcare Group, Inc. (the "Company"). On the same day, Tongji, Inc., a wholly owned subsidiary of the Company, was incorporated in the State of Colorado.  Tongji Inc. was dissolved on March 25, 2011.

On December 27, 2006, Tongji acquired 100% of the equity in NTH pursuant to an Agreement and Plan of Merger, pursuant to which NTH became a wholly owned subsidiary of Tongji. The Company was authorized to issue 50,000,000 shares of common stock, par value $0.001 per share and 20,000,000 shares of preferred stock, par value $0.001 per share. The Company issued 15,652,557 shares of common stock to the shareholders of NTH in exchange for 100% of the issued and outstanding shares of common stock of NTH. Thereafter and for purposes of these consolidated financial statements the "Company" and "NTH" are used to refer to the operations of Nanning Tongji Hospital Co. Ltd. The acquisition of NTH was accounted for as a reverse acquisition under the purchase method of accounting since the shareholders of NTH obtained control of the consolidated entity. Accordingly, the reorganization of the two companies was recorded as a recapitalization of NTH, with NTH being treated as the continuing operating entity.

Under the People’s Republic of China Regulation of Healthcare Institutions, hospitals shall register with the Administration of Health of the local government to obtain their licenses for hospital service operations. The Company received its renewed operation license from the government of Nanning in November 2007, and this license remains valid until the next scheduled renewing date in November 2020.

Other existing regulations having material effects on the Company's business include those on physician's licensing, usage and injection of medicine, public health and safety and medical advertising.

As the Company maintains a facility with more than 100 beds, it must have its license renewed at least every three years. The Company is also obligated to provide free service or dispatch their physicians or employees for public assistance. A very small percentage of the Company’s resources are devoted to this.

NOTE 2- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accompanying unaudited condensed consolidated financial statements have been prepared by management without audit pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted as allowed by such rules and regulations, and management believes that the disclosures are adequate to make the information presented not misleading. These condensed consolidated financial statements include all of the adjustments, which, in the opinion of management, are necessary to a fair presentation of financial position and results of operations. All such adjustments are of a normal and recurring nature. Interim results are not necessarily indicative of results for a full year. These condensed consolidated financial statements should be read in conjunction with the audited financial statements in the Company’s Annual Report on Form 10-K for the fiscal year ended on December 31, 2010 (“Form 10-K”), filed with the Commission on April 15, 2011.

TONGJI HEALTHCARE GROUP, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2011

NOTE 2- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - continued

This summary of significant accounting policies of the Company is presented to assist in understanding the Company’s financial statements. The financial statements and notes are representations of the Company’s management, which is responsible for their integrity and objectivity. These accounting policies conform to generally accepted accounting principles and have been consistently applied in the preparation of the condensed consolidated financial statements and the From 10K.

PRINCIPLES OF CONSOLIDATION

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiary NTH. All significant intercompany accounts and transactions have been eliminated in consolidation.

CASH AND CASH EQUIVALENTS

For purposes of the statements of cash flows, the Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents. A substantial amount of the Company’s cash is held in bank accounts in the People’s Republic of China (“PRC” or China) and is not protected by Federal Deposit Insurance Corporation (FDIC) insurance or any other similar insurance. Cash held in China amounted to $65,437 as of June 30, 2011. Given the current economic environment and the financial condition of the banking industry, there is a risk that the deposits may not be readily available or covered by such insurance. The Company has had no loss of cash in domestic or foreign banks in past years.

USE OF ESTIMATES

The preparation of these condensed consolidated financial statements in accordance with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported assets and liabilities, disclosure of contingent assets and liabilities as of the date of the condensed consolidated financial statements and the reported amounts of net revenues and expenses during the reporting period. Actual results may differ from those estimates and such differences may be material. The more significant estimates and assumptions by management include, among others, useful lives and residual values of fixed assets, valuation of inventories, accounts receivable, and stock based compensation. The current economic environment has increased the degree of uncertainty inherent in these estimates and assumptions.

TRANSLATION ADJUSTMENT

The Company’s primary country of operations is China. The financial position and results of operations of the Company’s China operation are determined using the local currency, Renminbi (“RMB”), as the functional currency. The results of operations denominated in foreign currency are remeasured at the average rate of exchange during the reporting period. The average rates of exchange from U.S. Dollars to RMB were 6.53 to 1 and 6.82 to 1 for the three months ended June 30, 2011 and 2010, respectively, or a 4.2% change. As of June 30, 2011,  the Company would expect the impact on its financial statements to be approximately a $220 exchange gain or loss for each 1% change in the exchange rate of U.S. Dollars to RMB. As of June 30, 2011, we do not anticipate significant impact on our financial statements due to the change of the exchange rate of U.S. Dollars to RMB.

TONGJI HEALTHCARE GROUP, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2011

NOTE 2- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - continued

Assets and liabilities denominated in foreign currencies on the balance sheet date are translated at the exchange rates prevailing on such date. The registered equity capital denominated in the functional currency is translated at the historical rate of exchange at the time of capital contribution. All adjustments resulting from the translation of the financial statements into the reporting currency (“U.S. Dollars”) are dealt with as a separate component within stockholders’ equity. Translation adjustments net of tax totaled $2,298 and $57, for the three months ended June 30, 2011 and 2010, respectively.

REVENUE RECOGNITION

The Company's revenue recognition policies are in compliance with Staff Accounting Bulletin 104 (ASC 605). Service revenue is recognized on the dates services were rendered. When a formal arrangement exists, the price is fixed or determinable. When the service is completed, no other significant obligations of the Company exist and collectability is reasonably assured. Payments received before all of the relevant criteria for revenue recognition are satisfied are recorded as unearned revenue.

The Company generates revenue from individual patients as well as third-party payers, including PRC government programs and insurance providers, under which the hospital is paid based upon several methodologies including established charges, the cost of providing services, predetermined rates per diagnosis, fixed per diem rates or discounts from established charges. Revenues are recorded at estimated net amounts due from patients, third-party payers and others for healthcare services provided at the time the service is provided. Revenues for pharmaceutical drug sales are recognized upon the drug being administered to a patient or at the time a prescription slip executed by a registered physician is filled for a patient.

Revenues are recorded at estimated net amounts due from patients and government Medicare funds. The Company's accounting system calculates the expected amounts payable by the government Medicare funds. The Company bills for services provided to Medicare patients through a medical card (the US equivalent of an insurance card). There have not been significant differences between the amounts the Company has billed the government Medicare funds and the amounts collected from the Medicare funds.

ACCOUNTS RECEIVABLE

Accounts receivable are recorded at the estimated net realizable amounts from government units, insurance companies and patients. Generally, the third-party payers reimburse the Company on a 30-day cycle, so collections for the Company have not historically been considered an area that exposes the Company to additional risk. Hospital staff verifies patient coverage prior to examinations and/or procedures.

For any Medicare patient who visits the hospital who is qualified for acceptance, the hospital will only include the portion that the social insurance organization will pay in the accounts receivable and collects the self-pay portion in cash at the time of service. At times, the pre-determined rate the hospital will charge may be different than the approved Medicare rate, thus increasing the likelihood of bad debt. Management continues to estimate the likelihood of bad debt on an ongoing basis.

The Company has established a reserve for uncollectible debt of approximately $41,000 and $60,000 as of June 30, 2011 and December 31, 2010, respectively.

FAIR VALUE OF FINANCIAL INSTRUMENTS

The Company applies the provisions of FASB ASC Topic 825, which requires all entities to disclose the fair value of financial instruments, both assets and liabilities recognized and not recognized on the balance sheet, for which it is practicable to estimate fair value, and defines fair value of a financial instrument as the amount at which the instrument could be exchanged in a current transaction between willing parties.  As of June 30, 2011 and 2010 the fair value of cash and cash equivalents, accounts receivable, accounts payable and accrued expenses and other payables approximated carrying value due to the short maturity of the instruments, quoted market prices or interest rates which fluctuate with market rates except for related party debt or receivables for which it is not practicable to estimate fair value.

TONGJI HEALTHCARE GROUP, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2011

NOTE 2- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - continued

FAIR VALUE MEASUREMENTS

Effective January 1, 2009, FASB ASC Topic 825 “Financial Instruments,” requires disclosure about fair value of financial instruments.

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

The carrying value of financial assets and liabilities recorded at fair value is measured on a recurring or non-recurring basis. Financial assets and liabilities measured on a non-recurring basis are those that are adjusted to fair value when a significant event occurs.  The Company had no financial assets or liabilities carried and measured on a nonrecurring basis during the reporting periods. Financial assets and liabilities measured on a recurring basis are those that are adjusted to fair value each time a financial statement is prepared.  The Company had no financial assets and liabilities carried at fair value on a  recurring basis.

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

All of the Company’s operations are located in the PRC.  There can be no assurance that the Company will be able to successfully continue to operate and failure to do so would have a material adverse effect on the Company’s financial position, results of operations and cash flows. In addition, the success of the Company’s operations are subject to numerous contingencies, some of which are beyond management’s control. These contingencies include general economic conditions, the price of medicine, competition, governmental and political conditions, and changes in regulations. Because the Company is dependent on the domestic market of the PRC, the Company is subject to various additional political, economic and other uncertainties. Among other risks, the Company’s operations will be subject to risk of restrictions on the transfer of funds, domestic policy changes, changing taxation policies, foreign exchange restrictions, and political and governmental regulations.

TONGJI HEALTHCARE GROUP, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2011

NOTE 2- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - continued

INVENTORIES

Inventories consisting of medicine supplies, both western and traditional Chinese medicine, are valued on the lower of weighted average cost or market basis.   Inventory includes product cost, inbound freight, warehousing costs and vendor allowances not included as a reduction of advertising expense. Management compares the cost of inventories with the market value and allowance is made for writing down their inventories to market value, if such value is lower.

PREPAID EXPENSES AND OTHER CURRENT ASSETS

Prepaid expenses and other current assets consisted of the following as of June 30, 2011 and December 31, 2010

	June 30, 2011	December 31, 2010
Other receivable	$47,902	$15,315
Advance to suppliers	342,502	55,383
Total	$390,404	$70,698

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

CONSTRUCTION-IN-PROGRESS

A hospital facility currently under development is accounted for as construction-in-progress. Construction-in-progress is recorded at acquisition cost, including land rights cost, development expenditure, and professional fees capitalized during the course of construction for the purpose of financing the project. Upon completion of the project and readiness for use, the cost of construction-in-progress is to be transferred to fixed assets, at which time depreciation will commence. As of June 30, 2011, the Company has incurred and capitalized into construction-in-progress $7,667,893 of costs.  The estimated cost to be incurred in 2011 and 2012 to complete the project is approximately $1,030,000.

ADVERTISING COSTS

The Company expenses the costs associated with advertising as incurred. Advertising expenses (credits) for the three month periods ended June 30, 2011 and 2010 of $566 and $(11,458).  Advertising expenses for the six month periods ended June 30, 2011 and 2010 of $4,036 and $31,075 respectively are included in selling and promotional expenses in the statements of operations. Advertising costs include marketing brochures and a public advertising campaign.

TONGJI HEALTHCARE GROUP, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2011

NOTE 2- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - continued

IMPAIRMENT OF LONG-LIVED ASSETS

The Company’s long-lived assets and other assets (consisting of property and equipment and purchased intangible assets) are reviewed for impairment in accordance with the guidance of FASB Topic ASC 360, “Property, Plant, and Equipment”, and FASB ASC Topic 205 “Presentation of Financial Statements”. The Company tests for impairment losses on long-lived assets used in operations whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. Whenever any such impairment exists, an impairment loss will be recognized for the amount by which the carrying value exceeds the fair value.

The Company tests long-lived assets, including property, plant and equipment and intangible assets, for recoverability at least annually or more frequently upon the occurrence of an event or when circumstances indicate that the net carrying amount is greater than its fair value. Assets are grouped and evaluated at the lowest level for their identifiable cash flows that are largely independent of the cash flows of other groups of assets. The Company considers historical performance and future estimated results in its evaluation of potential impairment and then compares the carrying amount of the asset to the future estimated cash flows expected to result from the use of the asset. If the carrying amount of the asset exceeds estimated expected undiscounted future cash flows, the Company measures the amount of impairment by comparing the carrying amount of the asset to its fair value. The estimation of fair value is generally measured by discounting expected future cash flows at the rate the Company utilizes to evaluate potential investments. The Company estimates fair value based on the information available in making whatever estimates, judgments and projections are considered necessary. There was no impairment of long-lived assets for the period ended June 30, 2011.

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

In July 2006 the FASB issued ASC Topic 740-10, Accounting for Uncertainty in Income Taxes — An Interpretation of FASB ASC Topic 740, which requires income tax positions to meet a more-likely-than-not recognition threshold to be recognized in the financial statements.  Under ASC Topic 740-10, tax positions that previously failed to meet the more-likely-than-not threshold should be recognized in the first subsequent financial reporting period in which that threshold is met.  Previously recognized tax positions that no longer meet the more-likely-than-not threshold should be derecognized in the first subsequent financial reporting period in which that threshold is no longer met.

TONGJI HEALTHCARE GROUP, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2011

NOTE 2- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - continued

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

In addition, companies in the PRC are required to pay business taxes consisting of 5% of income they derive from providing medical treatment, as well as  city construction taxes and educational taxes which are based on 7% and 3%, respectively, of the business taxes.  The Company had accrued these taxes for 2005. The Company has received notification that they are exempt from these taxes for the years ending 2006 through 2008. The company become a normal taxpayer in 2009 and was required to pay the above taxes. On April 2010, the Company was granted an exemption from these taxes and the exemption was retroactive to January 1, 2009 until further change.

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

SEGMENT REPORTING

FASB ASC Topic 280, "Segment Reporting", requires use of the “management approach” model for segment reporting. The management approach model is based on the way a company’s management organizes segments within the company for making operating decisions and assessing performance. Reportable segments are based on products and services, geography, legal structure, management structure, or any other manner in which management disaggregates a company. FASB ASC Topic 280 has no effect on the company’s consolidated financial statements as the company consists of one reportable business segment. All revenue is from customers in China. All of the company’s assets are located in China.

TONGJI HEALTHCARE GROUP, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2011

NOTE 2- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - continued

STATEMENT OF CASH FLOWS

In accordance with FASB ASC Topic 230, "Statement of Cash Flows," cash flows from the Company's operations are calculated based upon the local currencies. As a result, amounts related to assets and liabilities reported on the statement of cash flows will not necessarily agree with changes in the corresponding balances on the balance sheet.

EMPLOYEE BENEFIT COSTS

In accordance with Chinese regulations on pensions, the Company contributes to a defined contribution retirement plan organized by the municipal government in the province in which the Company’s subsidiary is registered and all qualified employees are eligible to participate in the plan.  Contributions to the plan are calculated at 30% of the employees’ salaries above a fixed threshold amount; employees contribute 8% and the Company’s subsidiary contributes the balance of 22%.  The Chinese government is responsible for the benefit liability to retired employees.  The Company has no other material obligation for the payment of retirement beyond the annual contribution.

STOCK-BASED COMPENSATION

For purposes of determining the variables used in the calculation of stock compensation expense under the provisions of FASB ASC Topic 505, “Equity ” and FASB ASC Topic 718, “ Compensation — Stock Compensation,” we perform an analysis of current market data and historical Company data to calculate an estimate of implied volatility, the expected term of the option and the expected forfeiture rate. With the exception of the expected forfeiture rate, which is not an input, we use these estimates as variables in the binomial pricing model. Depending upon the number of stock options granted, any fluctuations in these calculations could have a material effect on the results presented in our condensed consolidated statement of operations and other comprehensive income. In addition, any differences between estimated forfeitures and actual forfeitures could also have a material impact on our financial statements.

Stock-based compensation costs that have been included in operating expenses amounted to $1,280 and $0, for the three months ended June 30, 2011 and 2010, respectively. Stock-based compensation costs that have been included in operating expenses amounted to $1,675 and $0 for the six months ended June 30, 2011 and 2010, respectively.

COMPREHENSIVE INCOME

The Company reports comprehensive income in accordance with FASB ASC Topic 220 “Comprehensive Income," which established standards for reporting and displaying comprehensive income and its components in a financial statement that is displayed with the same prominence as other financial statements.

Total comprehensive income is defined as all changes in stockholders' equity during a period, other than those resulting from investments by and distributions to stockholders (i.e., issuance of equity securities and dividends). Generally, for the Company, total comprehensive income (loss) equals net income (loss) plus or minus adjustments for currency translation.  Total comprehensive income (loss) represents the activity for a period net of related tax and was a loss of $81,930 and $170,215 for the three months periods ended June 30, 2011 and 2010, respectively. Total comprehensive income (loss) represents the activity for a period net of related tax and was a loss of $19,126 and $292,195 for the six months periods ended June 30, 2011 and 2010, respectively.

TONGJI HEALTHCARE GROUP, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2011

NOTE 2- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - continued

While total comprehensive income is the activity in a period and is largely driven by net earnings in that period, accumulated other comprehensive income or loss (“AOCI”) represents the cumulative balance of other comprehensive income as of the balance sheet date.  For the Company, AOCI is primarily the cumulative balance related to the currency adjustments and increased overall equity by $86,837 and $83,077 as of June 30, 2010 and December 31, 2010, respectively.

RECENT ACCOUNTING PRONOUNCEMENTS

In June 2011, the FASB issued ASC Topic 220 “Comprehensive Income” that amends the presentation of comprehensive income in the financial statements by requiring an entity to present the total of comprehensive income, the components of net income and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. The update also eliminates the option to present the components of other comprehensive income as part of the statement of equity. The guidance is effective for interim and annual reporting periods beginning on or after December 15, 2011, with early adoption permitted. The adoption of this guidance will not have a material effect on the Company’s financial condition, results of operations or cash flows.

In December 2010, the FASB issued ASC Topic 720 "Other Expenses": Fees Paid to the Federal Government by Pharmaceutical Manufacturers (SEC Update). The purpose of this Update is to address questions concerning how pharmaceutical manufacturers should recognize and classify in their income statements fees mandated by the Patient Protection and Affordable Care Act as amended by the Health Care and Education Reconciliation Act. The amendments in this Update are effective for calendar years beginning after December 31, 2010, when the fee initially becomes effective. The adoption of ASC Topic 720 did not have a material effect on the financial position, results of operations, or cash flows of the Company.

In August 2010, Accounting Standards Update (“ASU”) 2010-24 was issued.  This update amends ASC Topic 954-450 to require that anticipated insurance settlements from malpractice claims not be offset against the accrual for the malpractice claim.  The amendments in this Update are effective for fiscal years, and interim periods within those years, beginning after December 15, 2010. This pronouncement did not have a material effect on the Company's financial statements.

In August 2010, ASU 2010-23 was issued.  This amends ASC Topic 954 to require the disclosure of charity care be disclosed at cost.  The amendments in this Update are effective for fiscal years beginning after December 15, 2010. This pronouncement did  not have a material effect on the Company's financial statements.

In April 2010, the FASB issued ASC Topic 740 "Income Taxes" : Accounting for Certain Tax Effects of the Health Care Reform Acts (SEC Update). The purpose of this Update is to address questions concerning how pharmaceutical manufacturers should recognize and classify in their income statements fees mandated by the Patient Protection and Affordable Care Act as amended by the Health Care and Education Reconciliation Act. The adoption of ASC Topic 740 did not have a material effect on the financial position, results of operations, or cash flows of the Company.

GOING CONCERN

The accompanying consolidated financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the company as a going concern.  However, the Company has negative cash flows of 144,149, negative working capital of $8,088,118, and an accumulated deficit of $344,664 as of June 30, 2011.    In view of the accumulated losses, recoverability of a major portion of the recorded asset amounts shown in the accompanying consolidated balance sheet is dependent upon continued operations of the Company, which in turn is dependent upon the Company’s ability to raise additional capital, obtain financing and succeed in its future operations. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

TONGJI HEALTHCARE GROUP, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2011

NOTE 2- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - continued

Management has taken certain restructuring steps to provide the necessary capital to continue its operations. These steps included: 1) plan to convert existed related parties’ loans into equity 2) to continue actively seeking additional funding, such as making the major shareholders contribute additional capital  3) plan to increase sales revenue with better service and advertising control 4) better control of  operating expenses, to increase profitability.

NOTE 3- PROPERTY & EQUIPMENT

Property & equipment as of June 30, 2011 and December 31, 2010 comprised the following:

	Estimated Useful Lives (Years)	June 30, 2011	December 31,2010
Office equipment	5-10	$83,387	$76,140
Medical equipment	5	1,370,527	1,318,680
Fixtures	10	120,583	118,203
Vehicles	5	43,103	42,246
Total property and equipments		1,617,600	1,555,269

Less accumulated depreciation		(1,021,106)	(925,181)

Property and equipment, net		$596,494	$630,088

Depreciation expense charged to operations was $39,100 and $35,152 for the three month periods ended June 30, 2011 and 2010, respectively. Depreciation expense charged to operations was $77,602 and $70,744 for the six month periods ended June 30, 2011 and 2010, respectively.

NOTE 4- CONSTRUCTION IN PROGRESS

As of June 30, 2011 and December 31, 2010, the Company’s construction in progress amounted to $7,676,278 and $5,551,527 respectively. This primarily consists of payments for construction costs, acquisition cost, land rights cost, development expenditure, and professional fees for a new hospital on leased land. The Company is required to make total payments of approximately $7,587,300 for construction costs during the construction phase. The Company is also responsible for payments in excess of $7,587,300. The land lease term will start in September 2011. The new hospital is expected to be finished in 2012.

The Company will amortize the cost of the hospital over the life of the land lease.

NOTE 5- MAJOR SUPPLIERS AND CUSTOMERS

The Company had one supplier that accounted for 71% and 59% of purchases for the six month period ended June 30, 2011 and 2010. Accounts payable to this major supplier were $676,406 and $505,592 as of June 30, 2011 and 2010.

The Company had two major customers for the six month period ended June 30, 2011 and 2010: Nanning Social Insurance Center and Guangxi Province Social Insurance Center. Nanning Social Insurance Center accounted for 43% and 71% of revenue for the six months ended June 30, 2011 and 2010. Guangxi Province Social Insurance Center accounted for 12% and 20% of revenue for the six months ended June 30, 2011 and 2010.

As of June 30, 2011, accounts receivable due from Nanning Social Insurance Center and Guangxi Province Social Insurance Center was approximately $350,000 and $98,000 respectively.

TONGJI HEALTHCARE GROUP, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2011

NOTE 6- CAPITAL LEASE OBLIGATIONS:

Sale and Lease Back

On March 25, 2011, the Company completed a financing arrangement with an independent third party to sell and leaseback certain machinery and equipment. The net carrying value of the machinery and equipment sold was $262,683. The machinery and equipment was sold for $371,517, of which $334,365 was received in cash and $37,152 was held as refundable deposit. The transaction has been accounted for as a financing arrangement, wherein the property remains on the Company’s books and will continue to be depreciated. A financing obligation in the amount of $371,517, representing the proceeds, has been recorded under “Note Payable” in the Company’s Balance Sheet, and is being reduced based on payments under the lease.   Note payable was $366,536 as of June 30, 2011.

The lease has a term of 5 years and requires minimum annual rental payments as follows:

Year Ending December 31	Amount
2011	$56,672
2012	97,152
2013	97,152
2014	97,152
2015	97,152
2016	32,383
Total	$477,663

Interest expense for the three month under sale and lease back arrangement was $3,281.

NOTE 7- OTHER PAYABLE

Other payable as of June 30, 2011 and December 31, 2010 consists of the following:

	June 30, 2011	December 31,2010
Advance from customers	$-	$13,577
Welfare payable	66,322	69,285
Other payable	233,572	178,730
Total	$299,894	$261,592

NOTE 8- STOCKHOLDERS' EQUITY

Preferred Stock

As of June 30, 2011 and December 31, 2010, the Company has 20,000,000 shares of preferred stock authorized with a par value of $0.001. There are no shares issued and outstanding as of June 30, 2011.

TONGJI HEALTHCARE GROUP, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2011

NOTE 8- STOCKHOLDERS' EQUITY - continued

Common Stock

As of June 30, 2011 and December 31, 2010, the Company has 100,000,000 shares of common stock authorized with a par value of $0.001.

Statutory Reserves

As stipulated by the Company Law of the PRC, net income after taxation can only be distributed as dividends after appropriation has been made for the following:

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

As of June 30, 2011, the Company had accumulated deficits of $344,664. Therefore, the Company did not appropriately reserve for the statutory surplus reserve for the three months period ended June 30, 2011.

Stock Option

Stock-based compensation amounted to $1,280 and $0 for the three months ended June 30, 2011 and 2010, respectively. Stock-based compensation amounted to $1,675 and $0 in the six months ended June 30, 2011 and 2010, respectively.

On March 3, 2011, an option to purchase 100,000 shares of common stock was granted to the Company's CFO. The option vests  in two equal installments of 33,333 shares each, with the last installment being 33,334 shares, starting on the first anniversary of grant and subsequent anniversaries thereafter, at an exercise price equivalent to the closing price per share of common stock on the date of grant.

The fair value of the option award is estimated on the date of grant using the binomial valuation model to be $15,400.   The valuation was based on the assumptions noted in the following table.

Expected volatility	105%
Expected dividends	0%
Stock price	0.24
Expected term (in years)	3 years
Risk-free rate	1.32%

TONGJI HEALTHCARE GROUP, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2011

NOTE 8- STOCKHOLDERS' EQUITY - continued

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

The fair value of the option granted will be expensed according to following schedule:

Year	Expensed
2011	$4,262
2012	5,147
2013	5,133
2014	858
Thereafter	-
Total	$15,400

The following table summarizes stock option activity in the Company's stock-based compensation plans for the six months ended June 30, 2011.

	Number of Shares	Weighted Average Exercise Price	Aggregate Intrinsic Value (in thousands)	Number of Shares Exercisable
Outstanding at January 1, 2011	-	$-	$-	-
Granted	100,000	0.24	-	-
Exercised	-	-
Cancelled/expired	-	-

Outstanding at June 30, 2011	100,000	$0.24	$-	-

NOTE 9- EARNINGS PER SHARE

When calculating diluted earnings per share for common stock equivalents, FASB ASC Topic 260, requires the Company to include the potential shares that would be outstanding if all outstanding stock options or warrants were exercised.   This is offset by shares the Company could repurchase using the proceeds from these hypothetical exercises to obtain the common stock equivalent.

The following reconciles the components of the EPS computation for the three months ended June 30, 2011:

	Income	Shares	Per Share
	(Numerator)	(Denominator)	Amount
	US$		US$
For the three months ended June 30, 2011:
Net loss	(84,228)
Basic EPS income available to common shareholders	(84,228)	15,812,191	(0.005)
Effect of dilutive securities:
Diluted EPS income available to common shareholders	(84,228)	15,812,191	(0.005)

For the three months ended June 30, 2010:
Net loss	(170,272)
Basic EPS loss available to common shareholders	(170,272)	15,812,191	(0.011)
Effect of dilutive securities:
Options	-	-
Diluted EPS loss available to common shareholders	(170,272)	15,812,191	(0.011)

TONGJI HEALTHCARE GROUP, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2011

NOTE 9- EARNINGS PER SHARE - continued

The following reconciles the components of the EPS computation for the six months ended June 30, 2011:

	Income	Shares	Per Share
	(Numerator)	(Denominator)	Amount
	US$		US$
For the six months ended June 30, 2011:
Net loss	(22,885)
Basic EPS income available to common shareholders	(22,885)	15,812,191	(0.001)
Effect of dilutive securities:
Diluted EPS income available to common shareholders	(22,885)	15,812,191	(0.001)

For the six months ended June 30, 2010:
Net loss	(292,282)
Basic EPS loss available to common shareholders	(292,282)	15,812,191	(0.018)
Effect of dilutive securities:
Options	-	-
Diluted EPS loss available to common shareholders	(292,282)	15,812,191	(0.018)

NOTE 10- RELATED PARTY TRANSACTIONS AND COMMITMENTS

Due from/to Related Parties

The Company has entered into agreements with Nanning Tongji Chain Pharmacy Co. Ltd., Guangxi Tongji Medicine Co. Ltd., and Nanning Switch Factory whereby the Company from time to time will advance amounts to assist them in their operations. The three companies have common major shareholders. The advanced amounts accrue interest at a rate of 1.5% per annum. The amount receivable as of June 30, 2011 and December 31, 2010 was $50,463 and $47,864 respectively. Interest income for the three months periods ended June 30, 2011 and 2010 were approximately $185, and $0, respectively. Interest income for the six months periods ended June 30, 2011 and 2010 were approximately $370 and $0, respectively.

The Company has entered into an agreement with the Chairman and the shareholder of the Company, Nanning Tongji Chain Pharmacy Co. Ltd. ,Guangxi Tongji Medicine Co. Ltd., and Nanning Tongji Electric Coating Factory, whereby the Company from time to time will be advanced amounts to assist them in their operations. The advanced amounts accrue interest at a rate of 1.5% per annum. As of June 30, 2011 and December 31, 2010, $8,101,894 and $5,928,509 were payable to these related parties respectively.  Interest expenses for the three month periods ended June 30, 2011 and 2010 were $23,713 and $17,852, respectively. Interest expenses for the six month periods ended June 30, 2011 and 2010 were $43,089 and $63,730, respectively.

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

Item 2.       Management’s Discussion and Analysis and Results of Operations.

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

Overview

Nanning Tongji Hospital, Inc.  ("NTH" or “Tongji Hospital”) was established in Nanning City Guangxi Province of the People's Republic of China ("PRC") by the Guangxi Tongji Medical Co. Ltd. and an individual on October 30, 2003.

NTH is a designated hospital for medical insurance in the City of Nanning and Guangxi Province. NTH specializes in the areas of internal medicine, surgery, gynecology, pediatrics, emergency medicine, ophthalmology, medical cosmetology, rehabilitation, dermatology, otolaryngology, traditional Chinese medicine, medical imaging, anesthesia, acupuncture, physical therapy, health examination, and prevention.

On December 27, 2006, we, through our wholly-owned subsidiary, Tongji, Inc., a Colorado company, acquired 100% of the equity in NTH pursuant to an Agreement and Plan of Merger. We issued 15,652,557 shares of common stock to the shareholders of NTH in exchange for 100% of the issued and outstanding shares of NTH. Accordingly, NTH became the wholly owned subsidiary of Tongji Healthcare Group, Inc. as Tongji, Inc. was dissolved on March 25, 2011.  We have been in the business of operating hospitals and providing healthcare services in Nanning, Guangxi Province of the People’s Republic of China.   Unless otherwise provided, all references to “the Company”, “us”, “we” refer to Tongji Healthcare Group, Inc. and its subsidiary, Nanning Tongji Hospital, Inc.

The acquisition of NTH was accounted for as a reverse acquisition under the purchase method of accounting since the shareholders of NTH obtained control of the consolidated entity. Accordingly, the reorganization of the two companies was recorded as a recapitalization of NTH, with NTH being treated as the continuing operating entity.

According to the PRC Regulation of Healthcare Institutions, hospitals are required to register with the Administration of Health of the local government to obtain a business license for hospital services. We received our renewed business license from Nanning's government in November of 2007, and this license is valid until November, 2020. Other existing regulations having material effects on our business include those dealing with physician's licensing, usage of medicine and injection, public security in health and medical advertising.

Because we maintain a facility with more than 100 beds, we must register with and maintain an operating license from the local Administration of Health. We are subject to review by the local Administration of Health at least once every three years. If we fail to meet their standards, our license may be revoked. We are also obligated to provide free services or dispatch our physicians or employees in the event of a need for public assistance. We dedicate a very small percentage of our resources to providing free public services.

We have two main sources of revenue, patient service revenue and other revenue (namely pharmaceutical drug sales).   Approximately 50% of drugs and medications we use in the hospital and sell to our patients are purchased from Guangxi Tongji Medicine Co., Ltd., a related company controlled by our Chief Executive Officer, Yunhui Yu, at prevailing market prices pursuant to a supply contract. The remainder of the drugs and medication are from approximately 30 different suppliers, none of which accounts for  more than 10% of our total purchases.

Item 2.       Management’s Discussion and Analysis and Results of Operations. - continued

The Company generates revenue from individual patients as well as third-party payers, including PRC government programs and insurance providers, under which the hospital is paid based upon several methodologies including established charges, the cost of providing services, predetermined rates per diagnosis, fixed per diem rates or discounts from established charges. Revenues are recorded at net amounts due from patients, third-party payers and others for healthcare services provided at the time the service is provided. Revenues for pharmaceutical drug sales are recognized upon the drug being administered to a patient or at the time a prescription slip executed by a registered physician is filled for a patient.

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

Difference in the Medical System between the U.S. and China

            In the United States, most hospitals have contracts with health insurance companies, which provide that patients with health insurance will be charged reduced rates for healthcare services. Reduced rates are also charged for Medicare and Medicaid patients. Although the patient is billed for the services provided by the hospital at the higher rate normally charged to patients without insurance, the amount billed is reduced by the charges paid by the insurance carrier and by the difference (sometimes known as the "contractual allowance") between the normal rate for the services and the reduced rate which the hospital estimates it will receive from Medicare, Medicaid and insurance companies.

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

The medical system in China is different from that in the United States. Private medical insurance is not generally available to the Chinese population and as a result, services and medications provided by our hospital are usually paid for in cash or by the Medicare agencies of the Nanning municipal government and the Guangxi provincial government. Our billing system automatically calculates the reimbursements to which we are entitled to, based upon regulations promulgated by the Medicare agencies. We bill the Medicare agencies directly for services provided to patients coved by the Medicare programs.

Since we only deal with the Nanning municipal and the Guangxi provincial Medicare agencies we are familiar with their regulations pertaining to reimbursements. As a result, there is normally no material difference between the amounts we bill and the amounts we receive for services provided to Medicare patients.

Item 2.       Management’s Discussion and Analysis and Results of Operations. - continued

Results of Operation - Three months ended June 30, 2011

Material changes of items in our Statement of Operations for the three months ended June 30, 2011, as compared to the three months ended June 30, 2010, are discussed below.

Operating Revenues – Operating revenue for the three months ended June 30, 2011, which resulted primarily from patient services revenue and other operating revenue (out-patient service and pharmaceutical drug sales), was $594,672, an increase of 28% as compared with the operating revenue of $463,696 in the same period of the prior year. The increase was primarily from the patient services sector, as a result of our marketing effort and opening of a new radiation therapy department. The Company also introduced a new performance program which motivates the medical staff to provide better services. Other operating revenue from out-patient service and pharmaceutical drug sales of $271,494 during the quarter ended June 30, 2011 represents a 77% increase from the comparable period in 2010.  This increase was attributable primarily to out-patient service where the average service revenue per patient increased by approximate 16% as compared with the same period of the prior year.

Selling, general and administrative expenses – Selling, general and administrative expenses increased by $508 from $296,118 for the three-month period ended June 30, 2010 compared to $296,626 for the three-month period ended June 30, 2011.

Medicine and supplies costs - Medicine and supplies costs increased by $28,493 or 10% from $289,584 during the three months ended June 30, 2010 to $318,077 during the three months ended June 30, 2011.   This increase was due to an increase in revenue from pharmaceutical drug sales.

Depreciation Expense – Depreciation expense increased to $39,100 from $35,152 during the three month periods ended June 30, 2011 and 2010, respectively.  The increase was primarily due to an increase in fixed asset.

Interest Expense – Interest expense, net of income for the three-month period ended June 30, 2011 was $26,846 as compared to $19,844 for the three-month period ended June 30, 2010, which were related to debts to related parties and capital lease obligations.

As a result of forgoing, the Company had a net loss of $84,228 during the second quarter of 2011, compared to a net loss of $170,272 for the second quarter of 2010.

Results of Operation - Six months ended June 30, 2011

Material changes of items in our Statement of Operations for the six months ended June 30, 2011, as compared to the six months ended June 30, 2010, are discussed below.

Operating Revenues – Operating revenue for the six months ended June 30, 2011, which resulted primarily from patient services revenue and other operating revenue (out-patient service and pharmaceutical drug sales), was $1,218,661, an increase of 44% as compared with the operating revenue of $848,463 in the same period of the prior year. The increase was primarily from the patient services sector as a result of our marketing effort and opening of a new department. The Company also introduced a new performance program which motivates the medical staff to provide better services. Other operating revenue from out-patient service and pharmaceutical drug sales of $499,775 during the quarter ended June 30, 2011 represents a 20% increase from the comparable period in 2010.  This increase was attributable primarily to out-patient service where the average service revenue per patient increased.

Selling, general and administrative expenses – Selling, general and administrative expenses increased by $64,288 or 13% from $491,991 for the six-month period ended June 30, 2010 compared to $556,279 for the six-month period ended June 30, 2011.   The increase was due to significant increase in salary expense, maintenance, and office expenses.

Medicine and supplies costs - Medicine and supplies costs increased by $19,232, or 4%, from $543,856 during the six months ended June 30, 2010 to $563,088 during the six months ended June 30, 2011.   This increase was due to an increase in revenue from pharmaceutical drug sales.

Item 2.       Management’s Discussion and Analysis and Results of Operations. - continued

Depreciation Expense – Depreciation expense increased to $77,602 from $70,744 during the six month periods ended June 30, 2011 and 2010, respectively.  The increase was primarily due to an increase in fixed asset.

Interest Expense – Interest expense, net of income for the three-month period ended June 30, 2011 were $46,037 as compared to $42,652 for the six-month period ended June 30, 2010, which were related to debts to related parties and capital lease obligation.

As a result of forgoing, the Company had a net loss of $22,885 for the six-month period ended June 30, 2011, compared to a net loss of $292,282 in the same period of the prior year.

Trends, Events and Uncertainties

The China Ministry of Health, as well as other related agencies, has proposed changes to the prices we can charge for medical services, drugs and medications. We cannot predict the impact of these proposed changes since the changes are not fully defined and we do not know whether those proposed changes will ever be implemented or when they may take effect.

We are in the process of cooperating with Guangxi Construction Engineering Corporation Langdong 8th Group in building a new 600-bed hospital in Nanning, China. We expect the new hospital to be completed by January 2012. The hospital is being constructed by Guangxi Construction Engineering Corporation Langdong 8th Group and, when completed, will be leased by us for a twenty-year term.  The lease payment will start in September 2011. The annual lease payments will gradually increase each year. Our agreement with Langdong 8th Group requires us to make payments of approximately $7,587,000 for construction cost to Langdong 8th Group during the construction phase.  As of June 30, 2011 we had paid $7,667,893 towards this amount. We borrowed most of the paid funds from our related company Guangxi Tongji Medicine Co., Ltd. When the new hospital is complete, we will continue to operate our existing hospital.

We are looking for opportunities to acquire other hospitals and companies involved in the healthcare industry in China using cash and shares of our common stock. Substantial capital may be needed for these acquisitions and we may need to raise additional funds through the sale of our common stock, debt financing or other arrangements. We do not have any commitments or arrangements from any person to provide us with any additional capital. Additional capital may not be available to us, or if available, on acceptable terms, in which case we would not be able to acquire other hospitals or businesses in the healthcare industry.

Other than the factors listed above we do not know of any trends, events or uncertainties that have had or are reasonably expected to have a material impact on our net sales or revenues or income from continuing operations. Our business is not seasonal in nature.

Liquidity and Capital Resources

The following shows our material sources and (uses) of cash during the periods presented: Six Month Periods Ended June 30, 2011 and 2010:

	2011	2010

Cash provided by/(used in) operating activities	$(522,582)	$(53,059)

Cash (used in) investing activities	$(2,047,983)	$(242,903)

Cash provided by financing activities	$2,424,208	$244,453

Item 2.       Management’s Discussion and Analysis and Results of Operations. - continued

By carefully reducing expenses, the Company substantially reduced the amount of cash being used to fund selling activities.  However, substantial funds have been required to fund the construction costs of the new hospital and the compliance costs.  Financing of operations has come primarily from advances from related parties.  We are dependent on related parties to provide working capital and pay the Company’s management team until such time as we reach a profitable level of operations.  There can be no assurances that related parties will continue to provide additional working capital.  Without additional working capital, we may be forced to cease operations and liquidate.

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

As of June 30, 2011, our management, under the supervision of and with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as required by Rules 13a-15(b) and 15d-15(b) under the Exchange Act.  Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of June 30, 2011 as a result of the material weaknesses identified in our internal control over financial reporting.  These material weaknesses are discussed in “Management’s Report on Internal Control over Financial Reporting” below.  Our management considers our internal control over financial reporting to be an integral part of our disclosure controls and procedures.

Item 4.       Controls and Procedures. - continued

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

As of June 30, 2011, our management, under the supervision of and with the participation of the Chief Executive Officer and the Chief Financial Officer, evaluated the effectiveness of our internal control over financial reporting as required by Rules 13a-15(c) and 15d-15(c) under the Exchange Act.  In making this assessment, Management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control – Integrated Framework , including the following five framework components: i) control environment, ii) risk assessment, iii) control activities, iv) information and communications, and v) monitoring.

Our management evaluated the design and operating effectiveness of our internal control over financial reporting as part of this assessment, using its knowledge and understanding of our organization, operations, and processes, to determine, in its judgment, the sources and potential likelihood of misstatements in financial reporting.  Based on this assessment, our management, including the Chief Executive Officer and Chief Financial Officer, has concluded that our internal control over financial reporting was not effective as of June 30, 2011.

Specifically, our management identified certain matters involving internal control and our operations that it considered to be material weaknesses.  As defined in the Exchange Act, a material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the registrant's annual or interim financial statements will not be prevented or detected on a timely basis.  The material weaknesses identified by our management as of June 30, 2011, are described below:

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

Item 4.       Controls and Procedures. - continued

Our management believes that the pervasive nature of these control deficiencies, when aggregated, impact all significant accounts and disclosures and rise to the level of material weakness.

•
The full implementation of, and related training for, our newly-formalized IT policies and procedures were still in progress at year-end.  Accordingly, we lacked sufficiently-trained personnel to provide for adequate segregation of duties within the accounting system and effective oversight of controls over access, change, data, and security management.  Because this control deficiency, and the related segregation of duties constraints, is pervasive in nature and impacts all significant accounts, our management believes this deficiency rises to the level of material weakness.

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

Item 4.       Controls and Procedures. - continued

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

Limitations on Controls

Our disclosure controls are designed to provide reasonable assurance of achieving aforementioned objectives.  However, management does not expect that the Company's disclosure controls and procedures or the Company's internal control over financial reporting will prevent or detect all error and fraud. Any control system, no matter how well designed and operated, is based upon certain assumptions and can provide only reasonable, not absolute, assurance that its objectives will be met. Further, no evaluation of controls can provide absolute assurance that misstatements due to error or fraud will not occur or that all control issues and instances of fraud, if any, within the Company have been detected.  The Company's disclosure controls and procedures are designed to provide reasonable assurance of achieving their objectives and the Company's chief executive officer and chief financial officer have concluded that the Company's disclosure controls and procedures are effective at that reasonable assurance level.

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

* The Exhibits attached to this Form 10-Q shall not be deemed "filed" for purposes of Section 18 of the Securities Exchange Act of 1934 (the "Exchange Act") or otherwise subject to liability under that section, nor shall it be deemed incorporated by reference in any filing under the Securities Act of 1933, as amended, or the Exchange Act, except as expressly set forth by specific reference in such filing.

SIGNATURES

In accordance with the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 15, 2011

TONGJI HEALTHCARE GROUP, INC.

By:	/s/ Yunhui Yu
Yunhui Yu President and Chief Executive Officer (Principal Executive Officer)

By:	/s/ Eric Zhang
Eric Zhang Chief Financial Officer (Principal Financial Officer)