Form 10-Q/A
period 2011-06-30
Tongji Healthcare Group, Inc.
filed 2011-08-16
CIK 1389518

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q /A
Amendment No. 1

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
Yes  ☒    No ☐

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

EXPLANATORY NOTE

This Amendment No. 1 to the Quarterly Report on Form 10-Q/A (the “Amendment”) amends the Quarterly Report on Form 10-Q of Tongji Healthcare Group (the “Company”) for the quarter ended June 30, 2011 (the “Original Filing”), that was originally filed with the U.S. Securities and Exchange Commission on August 15, 2011. The Amendment is being filed to submit Exhibit 101. The Amendment revises the exhibit index included in Part II, Item 6 of the Original Filing and includes Exhibit 101 (XBRL interactive data) as an exhibit to the Amendment.

Except as described above, the Amendment does not modify or update the disclosures presented in, or exhibits to, the Original Filing in any way. The Amendment continues to speak as of the date of the Original Filing. Furthermore, the Amendment does not reflect events occurring after the filing of the Original Filing. Accordingly, the Amendment should be read in conjunction with the Original Filing, as well as the Company’s other filings made with the SEC pursuant to Section 13(a) or 15(d) of the Exchange Act subsequent to the filing of the Original Filing.

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

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings.

There is no material legal proceeding pending against us.

Item 1A.	Risk Factors

Not Applicable.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	(Removed and Reserved).

Item 5.	Other Information

Not applicable.

Item 6.	Exhibits

Copies of the following documents are included as exhibits to this report pursuant to Item 601 of Regulation S-K.

Exhibit No.	SEC Ref. No.	Title of Document

1	31.1	Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

2	31.2	Certification of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

3	32.1	Certification of the Principal Executive Officer pursuant to U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

4	32.2	Certification of the Principal Financial Officer pursuant to U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

5	101.INS	XBRL Instance Document

6	101.SCH	XBRL Taxonomy Extension Schema

7	101.CAL	XBRL Taxonomy Extension Calculation Linkbase

8	101.DEF	XBRL Taxonomy Extension Definition Linkbase

9	101.LAB	XBRL Taxonomy Extension Label Linkbase

10	101.PRE	XBRL Extension Presentation Linkbase

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

Date: August 16 , 2011

TONGJI HEALTHCARE GROUP, INC.

By:	/s/ Yunhui Yu
Yunhui Yu President and Chief Executive Officer (Principal Executive Officer)

By:	/s/ Eric Zhang
Eric Zhang Chief Financial Officer (Principal Financial Officer)