Form 10-Q
period 2011-09-30
Tongji Healthcare Group, Inc.
filed 2011-11-14
CIK 1389518

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

 (Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

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

Indicate the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:

As of November 9, 2011 there are 15,812,191 shares of $0.001 par value common stock issued and outstanding.

FORM 10-Q
TONGJI HEALTHCARE GROUP, INC.
INDEX

		Page

PART I.	Financial Information	F-1

	Item 1. Financial Statements (Unaudited).	F-1

	Condensed Consolidated Balance Sheets as of September 30, 2011 (Unaudited) and December 31, 2010	F-2

	Condensed Consolidated Statements of Operations and Other Comprehensive Income for the Three and Nine Months Ended September 30, 2011 and 2010 (Unaudited).	F-3

	Condensed Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2011 and 2010 (Unaudited).	F-4

	Notes to Condensed Consolidated Financial Statements as of September 30, 2011 (Unaudited).	F-5

	Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.	4

	Item 3. Quantitative and Qualitative Disclosures About Market Risk.	8

	Item 4. Controls and Procedures.	8

PART II.	Other Information	11

	Item 1. Legal Proceedings.	11

	Item 1A. Risk Factors.	11

	Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.	11

	Item 3. Defaults Upon Senior Securities.	11

	Item 4. (Removed and Reserved).	11

	Item 5. Other Information.	11

	Item 6. Exhibits.	12

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

The unaudited condensed consolidated financial statements of registrant for the nine months ended September 30, 2011 and 2010 follow.  The condensed consolidated financial statements reflect all adjustments which are, in the opinion of management, necessary for a fair presentation of the results for the interim periods presented.  All such adjustments are of a normal and recurring nature.

TONGJI HEALTHCARE GROUP, INC.
CONSOLIDATED BALANCE SHEETS

	September 30, 2011	December 31, 2010

ASSETS

Current Assets
Cash and cash equivalents	$68,551	$209,586
Accounts receivable, net	458,822	290,821
Due from related parties	55,642	47,864
Medicine supplies	109,110	42,848
Prepaid expenses and other current assets	364,074	70,698

Total Current Assets	1,056,199	661,817

Property, Plant and Equipment, net	597,635	630,088

Construction in Progress	8,530,007	5,551,527

Long term deposit	180,089	-

TOTAL ASSETS	$10,363,930	$6,843,432

LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities
Accounts payable and accrued expenses	$345,843	$451,253
Due to related parties	9,048,880	5,928,509
Other payable	478,726	261,592
Current portion of notes payable	78,306	-

Total Current Liabilities	9,951,755	6,641,354

Notes payable	247,089	-

Total Liabilities	10,198,844	6,641,354

STOCKHOLDERS' EQUITY
Preferred stocks; $0.001 par value, 20,000,000 shares authorized and none issued and outstanding	-	-
Common stocks; $0.001 par value, 100,000,000 shares authorized and 15,812,191 shares issued and outstanding as of September 30, 2011 and December 31, 2010 respectively	15,812	15,812
Additional paid in capital	427,980	424,968
Subscription receivable		-
Statutory reserve	-	41,812
Accumulated Deficit	(367,509)	(363,591)
Accumulated other comprehensive income	88,803	83,077

Total Stockholders' Equity	165,086	202,078

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$10,363,930	$6,843,432

The accompanying notes are an integral part of these consolidated financial statements.

TONGJI HEALTHCARE GROUP, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE NINE MONTH PERIODS ENDED SEPTEMBER 30

	For the three month periods ended September 30		For the nine month periods ended September 30
	2011	2010	2011	2010

OPERATING REVENUE
Patient service revenue	$433,780	$281,272	$1,152,666	$712,591
Other operating revenue	269,550	217,324	754,278	634,468
Total operating revenue	703,330	498,596	1,906,944	1,347,059

OPERATING EXPENSES
Selling, general and adminstrative expenses	321,063	56,516	877,342	548,507
Medicine and supplies	337,121	233,845	900,209	777,701
Depreciation expenses	39,179	52,007	116,781	122,751
Total operating expenses	697,364	342,368	1,894,332	1,448,959

INCOME (LOSS) FROM OPERATIONS	5,966	156,228	12,612	(101,900)

OTHER INCOME (EXPENSE)
Other income (expense)	9,883	2,867	26,390	11,365
Interest expense, net of income	(38,695)	(19,581)	(84,732)	(62,233)
Total Other Expense	(28,812)	(16,714)	(58,341)	(50,868)

INCOME (LOSS) BEFORE INCOME TAXES	(22,846)	139,514	(45,730)	(152,768)

Provision for income taxes	-	-	-	-

NET INCOME (LOSS)	(22,846)	139,514	(45,730)	(152,768)

Other comprehensive income:
Foreign currency translation gain(loss)	1,967	971	5,726	1,058

NET COMPREHENSIVE INCOME (LOSS)	$(20,879)	$140,485	$(40,004)	$(151,710)

Net Income (loss) per common stock - Basic	$(0.001)	$0.009	$(0.003)	$(0.010)
Net Income (loss) per common stock - Diluted	$-	$0.009	$(0.003)	$(0.010)

Weighted average common stock outstanding
Basic	15,812,191	15,812,191	15,812,191	15,812,191
Diluted	15,812,191	15,889,480	15,812,191	15,812,191

The accompanying notes are an integral part of these consolidated financial statements.

TONGJI HEALTHCARE GROUP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTH PERIODS ENDED SEPTEMBER 30

	2011	2010
Cash flows from operating activities:
Net income (loss)	$(45,730)	$(152,768)
Adjustments to reconcile net loss to
Net cash provided by (used in) operating activities:
Depreciation and amortization	116,781	122,751
Allowance for doubtful accounts	-	-
Stock based compensation	3,005	-
Increase/(decrease) in assets and liabilities:
Accounts receivable	(156,338)	12,180
Medical supplies	(63,905)	21,696
Prepaid expense and other current assets	(286,654)	60,599
Accounts payable and accrued expenses	(117,871)	(58,809)
Deferred gain	-	(85,214)
Other payables	205,627	54,265
Total adjustment	(299,355)	127,468

Net Cash Provided By (Used in) Operating Activities	(345,085)	(25,299)

Cash flows from investing activities:
Long term receivable	(177,316)	-
Acquisitions of fixed assets	(65,164)	(10,301)
Construction in progress	(2,759,361)	(317,166)
Due from related parties	(6,163)	1,888

Net Cash Used in Investing Activities	(3,008,004)	(325,579)

Cash flows from financing activities:
Payments of capital lease	-	(195,160)
Proceeds from note payable	369,891	-
Note payable repayment	(49,506)	-
Due to related parties	2,887,302	486,576

Net Cash Provided by Financing Activities	3,207,687	291,416

Effects of foreign currency translation	4,367	4,024

Net Increase (decrease) in Cash and Cash Equivalents	(141,035)	(55,438)

Cash and Cash Equivalents-Beginning of Period	209,586	103,909

Cash and Cash Equivalents-Ending of Period	$68,551	$48,471

Cash Paid During the Year for:
Income taxes	$-	$-
Interest paid	$13,247	$62,709

The accompanying notes are an integral part of these consolidated financial statements.

TONGJI HEALTHCARE GROUP, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2011

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
September 30, 2011

NOTE 2- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - continued

This summary of significant accounting policies of the Company is presented to assist in understanding the Company’s financial statements. The financial statements and notes are representations of the Company’s management, which is responsible for their integrity and objectivity. These accounting policies conform to generally accepted accounting principles and have been consistently applied in the preparation of the condensed consolidated financial statements and the Form 10K.

PRINCIPLES OF CONSOLIDATION

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiary NTH. All significant intercompany accounts and transactions have been eliminated in consolidation.

CASH AND CASH EQUIVALENTS

For purposes of the statements of cash flows, the Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents. A substantial amount of the Company’s cash is held in bank accounts in the People’s Republic of China (“PRC” or China) and is not protected by Federal Deposit Insurance Corporation (FDIC) insurance or any other similar insurance. Cash held in China amounted to $68,551 as of September 30, 2011. Given the current economic environment and the financial condition of the banking industry, there is a risk that the deposits may not be readily available or covered by such insurance. The Company has had no loss of cash in domestic or foreign banks in past years.

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

TRANSLATION ADJUSTMENT

The Company’s primary country of operations is China. The financial position and results of operations of the Company’s China operation are determined using the local currency, Renminbi (“RMB”), as the functional currency. The results of operations denominated in foreign currency are remeasured at the average rate of exchange during the reporting period. The average rates of exchange from U.S. Dollars to RMB were 6.40 to 1 and 6.70 to 1 for the three months ended September 30, 2011 and 2010, respectively, or a 4.5% change. As of September 30, 2011,  the Company would expect the impact on its financial statements to be approximately a $452 exchange gain or loss for each 1% change in the exchange rate of U.S. Dollars to RMB. As of September 30, 2011, we do not anticipate significant impact on our financial statements due to the change of the exchange rate of U.S. Dollars to RMB.

TONGJI HEALTHCARE GROUP, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2011

NOTE 2- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - continued

Assets and liabilities denominated in foreign currencies on the balance sheet date are translated at the exchange rates prevailing on such date. The registered equity capital denominated in the functional currency is translated at the historical rate of exchange at the time of capital contribution. All adjustments resulting from the translation of the financial statements into the reporting currency (“U.S. Dollars”) are dealt with as a separate component within stockholders’ equity. Translation adjustments net of tax totaled $1,932 and $971, for the three months ended September 30, 2011 and 2010, respectively.

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

The Company has established a reserve for uncollectible debt of approximately $62,000 and $60,000 as of September 30, 2011 and December 31, 2010, respectively.

FAIR VALUE OF FINANCIAL INSTRUMENTS

The Company applies the provisions of FASB ASC Topic 825, which requires all entities to disclose the fair value of financial instruments, both assets and liabilities recognized and not recognized on the balance sheet, for which it is practicable to estimate fair value, and defines fair value of a financial instrument as the amount at which the instrument could be exchanged in a current transaction between willing parties.  As of September 30, 2011 and 2010 the fair value of cash and cash equivalents, accounts receivable, accounts payable and accrued expenses and other payables approximated carrying value due to the short maturity of the instruments, quoted market prices or interest rates which fluctuate with market rates except for related party debt or receivables for which it is not practicable to estimate fair value.

TONGJI HEALTHCARE GROUP, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2011

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

•	Level 1 – observable market inputs that are unadjusted quoted prices for identical assets or liabilities in active markets.
•	Level 2 – other significant observable inputs (including quoted prices for similar securities, interest rates, credit risk, etc.).
•	Level 3 – significant unobservable inputs (including the Company’s own assumptions in determining the fair value of investments).

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
September 30, 2011

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

PREPAID EXPENSES AND OTHER CURRENT ASSETS

Prepaid expenses and other current assets consisted of the following as of September 30, 2011 and December 31, 2010

	September 30, 2011	December 31, 2010
Other receivable	$11, 758	$15,315
Prepaid expenses	2,425
Advance to suppliers	349,891	55,383
Total	$364,074	$70,698

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

CONSTRUCTION-IN-PROGRESS

A hospital facility currently under development is accounted for as construction-in-progress. Construction-in-progress is recorded at acquisition cost, including land rights cost, development expenditure, and professional fees capitalized during the course of construction for the purpose of financing the project. Upon completion of the project and readiness for use, the cost of construction-in-progress is to be transferred to fixed assets, at which time depreciation will commence. As of September 30, 2011, the Company has incurred and capitalized into construction-in-progress $8,530,007 of costs.  The estimated cost to be incurred in 2011 and 2012 to complete the project is approximately $1,030,000.

ADVERTISING COSTS

The Company expenses the costs associated with advertising as incurred. Advertising expenses (credits) for the three month periods ended September 30, 2011 and 2010 of $18,082 and $(5,818).  Advertising expenses for the nine month periods ended September 30, 2011 and 2010 of $27,990 and $34,560, respectively, are included in selling, general and administrativeexpenses in the statements of operations. Advertising costs include marketing brochures and a public advertising campaign.

TONGJI HEALTHCARE GROUP, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2011

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

The Company tests long-lived assets, including property, plant and equipment and intangible assets, for recoverability at least annually or more frequently upon the occurrence of an event or when circumstances indicate that the net carrying amount is greater than its fair value. Assets are grouped and evaluated at the lowest level for their identifiable cash flows that are largely independent of the cash flows of other groups of assets. The Company considers historical performance and future estimated results in its evaluation of potential impairment and then compares the carrying amount of the asset to the future estimated cash flows expected to result from the use of the asset. If the carrying amount of the asset exceeds estimated expected undiscounted future cash flows, the Company measures the amount of impairment by comparing the carrying amount of the asset to its fair value. The estimation of fair value is generally measured by discounting expected future cash flows at the rate the Company utilizes to evaluate potential investments. The Company estimates fair value based on the information available in making whatever estimates, judgments and projections are considered necessary. There was no impairment of long-lived assets for the period ended September 30, 2011.

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
September 30, 2011

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
September 30, 2011

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

Stock-based compensation costs that have been included in operating expenses amounted to $1,294 and $0, for the three months ended September 30, 2011 and 2010, respectively. Stock-based compensation costs that have been included in operating expenses amounted to $3,005 and $0 for the nine months ended September 30, 2011 and 2010, respectively.

COMPREHENSIVE INCOME

The Company reports comprehensive income in accordance with FASB ASC Topic 220 “Comprehensive Income," which established standards for reporting and displaying comprehensive income and its components in a financial statement that is displayed with the same prominence as other financial statements.

Total comprehensive income is defined as all changes in stockholders' equity during a period, other than those resulting from investments by and distributions to stockholders (i.e., issuance of equity securities and dividends). Generally, for the Company, total comprehensive income (loss) equals net income (loss) plus or minus adjustments for currency translation.  Total comprehensive income (loss) represents the activity for a period net of related tax and was a income (loss) of $(20,879) and $140,485 for the three months periods ended September 30, 2011 and 2010, respectively. Total comprehensive income (loss) represents the activity for a period net of related tax and was a income (loss) of $(40,004) and $(151,710) for the nine months periods ended September 30, 2011 and 2010, respectively.

TONGJI HEALTHCARE GROUP, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2011

NOTE 2- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - continued

While total comprehensive income is the activity in a period and is largely driven by net earnings in that period, accumulated other comprehensive income or loss (“AOCI”) represents the cumulative balance of other comprehensive income as of the balance sheet date.  For the Company, AOCI is primarily the cumulative balance related to the currency adjustments and increased overall equity by $88,803 and $83,077 as of September 30, 2011 and December 31, 2010, respectively.

RECENT ACCOUNTING PRONOUNCEMENTS

In July 2011, ASU 2011-07 was issued for fiscal years and interim periods within those fiscal years beginning after December 15, 2011. The amendments in this Update require certain health care entities to change the presentation of their statement of operations be reclassifying the provision for bad debts associated with patient service revenue from an operating expense to a deduction from patient service revenue (net of contractual allowances and discounts). Additionally, those health care entities are required to provide enhanced disclosure about their policies for recognizing revenue and assessing bad debts. The amendments also require disclosures of patient service revenue (net of contractual allowances and discounts) as well as qualitative and quantitative information about changes in the allowance for doubtful accounts. The adoption of this amendment is not expected to have a material effect on the financial position, results of operations, or cash flows of the Company.

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

GOING CONCERN

The accompanying consolidated financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the company as a going concern.  However, the Company has negative cash flows of 141,035, negative working capital of $8,895,556, and an accumulated deficit of $367,509 as of September 30, 2011.  In view of the accumulated losses, recoverability of a major portion of the recorded asset amounts shown in the accompanying consolidated balance sheet is dependent upon continued operations of the Company, which in turn is dependent upon the Company’s ability to raise additional capital, obtain financing and succeed in its future operations. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

TONGJI HEALTHCARE GROUP, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2011

NOTE 2- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - continued

Management has taken certain restructuring steps to provide the necessary capital to continue its operations. These steps included: 1) plan to convert existed related parties’ loans into equity 2) to continue actively seeking additional funding, such as making the major shareholders contribute additional capital  3) plan to increase sales revenue with better service and advertising control 4) better control of  operating expense, to increase profitability.

NOTE 3- PROPERTY & EQUIPMENT

Property & equipment as of September 30, 2011 and December 31, 2010 comprised the following:

	Estimated Useful Lives (Years)	September 30, 2011	December 31,2010
Office equipment	5-10	$84,321	$76,140
Medical equipment	5	1,412,078	1,318,680
Fixtures	10	129,172	118,203
Vehicles	5	43,584	42,246
Total property and equipments		1,669,155	1,555,269

Less accumulated depreciation		(1,071,520)	(925,181)

Property and equipment, net		$597,635	$630,088

Depreciation expense charged to operations was $39,179 and $52,007 for the three month periods ended September 30, 2011 and 2010, respectively. Depreciation expense charged to operations was $116,781 and $122,751 for the nine month periods ended September 30, 2011 and 2010, respectively.

NOTE 4- CONSTRUCTION IN PROGRESS

As of September 30, 2011 and December 31, 2010, the Company’s construction in progress amounted to $8,530,007 and $5,551,527, respectively. This primarily consists of payments for construction costs, acquisition cost, land rights cost, development expenditure, and professional fees for a new hospital on leased land. The Company is required to make payments for construction costs of approximately $7,587,300 and any excess construction cost payments incurred during the construction phase. The land lease term will start upon completion of the new hospital construction. The new hospital is expected to be finished in 2012.

The Company will amortize the cost of the hospital over the life of the land lease.

NOTE 5- MAJOR SUPPLIERS AND CUSTOMERS

The Company purchases the majority of its medicine supplies from Guangxi Tongji Medicine Co. Ltd., a related party with common major shareholders. Medicine purchased accounted for 68% and 82% of all medicine purchases for the nine month period ended September 30, 2011 and 2010. Amounts due were approximately $711,500 and $521,376 as of September 30, 2011 and December 31, 2010.

The Company had two major customers for the six month period ended September 30, 2011 and 2010: Nanning Social Insurance Center and Guangxi Province Social Insurance Center. Nanning Social Insurance Center accounted for 51% and 86% of revenue for the nine months ended September 30, 2011 and 2010. Guangxi Province Social Insurance Center accounted for 16% and 14% of revenue for the nine months ended September 30, 2011 and 2010.

As of September 30, 2011, accounts receivable due from Nanning Social Insurance Center and Guangxi Province Social Insurance Center was approximately $387,000 and $120,000, respectively.

TONGJI HEALTHCARE GROUP, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2011

NOTE 6- CAPITAL LEASE OBLIGATIONS:

Sale and Lease Back

On March 25, 2011, the Company completed a financing arrangement with an independent third party to sell and leaseback certain machinery and equipment. The net carrying value of the machinery and equipment sold was $262,683. The machinery and equipment was sold for $371,517, of which $334,365 was received in cash and $37,152 was held as refundable deposit. The transaction has been accounted for as a financing arrangement, wherein the property remains on the Company’s books and will continue to be depreciated. A financing obligation in the amount of $371,517, representing the proceeds, has been recorded under “Note Payable” in the Company’s Balance Sheet, and is being reduced based on payments under the lease.   Note payable was $325,395 as of September 30, 2011.

The lease has a term of 5 years and requires minimum annual rental payments as follows:

Year Ending December 31	Amount
2011	$56,672
2012	97,152
2013	97,152
2014	97,152
2015	97,152
2016	32,383
Total	$477,663

Interest expense for the three month under sale and lease back arrangement was $10,115.

NOTE 7- OTHER PAYABLE

Other payable as of September 30, 2011 and December 31, 2010 consists of the following:

	September 30, 2011	December 31,2010
Advance from customers	$21,118	$13,577
Welfare payable	63,098	69,285
Other payable	394,510	178,730
Total	$478,726	$261,592

NOTE 8- STOCKHOLDERS' EQUITY

Preferred Stock

As of September 30, 2011 and December 31, 2010, the Company has 20,000,000 shares of preferred stock authorized with a par value of $0.001. There are no shares issued and outstanding as of September 30, 2011.

TONGJI HEALTHCARE GROUP, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2011

NOTE 8- STOCKHOLDERS' EQUITY - continued

Common Stock

As of September 30, 2011 and December 31, 2010, the Company has 100,000,000 shares of common stock authorized with a par value of $0.001.

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

Pursuant to the Corporate Law effective on January 1, 2006, there is now only one "Statutory surplus reserve" requirement. The reserve is 10 percent of income after tax, not to exceed 50 percent of registered capital.

As of September 30, 2011, the Company had accumulated deficits of $367,509. Therefore, the Company did not appropriate a reserve for the statutory surplus reserve for the three months period ended September 30, 2011.

Stock Option

Stock-based compensation amounted to $1,294 and $0 for the three months ended September 30, 2011 and 2010, respectively. Stock-based compensation amounted to $3,005 and $0 in the nine months ended September 30, 2011 and 2010, respectively.

On March 3, 2011, an option to purchase 100,000 shares of common stock was granted to the company’s CFO. The option vests  in two equal installments of 33,333 shares each, with the last installment being 33,334 shares, starting on the first anniversary of grant and subsequent anniversaries thereafter, at an exercise price equivalent to the closing price per share of common stock on the date of grant.

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
September 30, 2011

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

The fair value of the option granted will be expensed according to following schedule:

Year	Expensed
2011	$4,262
2012	5,147
2013	5,133
2014	858
Thereafter	-
Total	$15,400

The following table summarizes stock option activity in the Company's stock-based compensation plans for the nine months ended September 30, 2011.

	Number of Shares	Weighted Average Exercise Price	Aggregate Intrinsic Value (in thousands)	Number of Shares Exercisable
Outstanding at January 1, 2011	-	$-	$-	-
Granted	100,000	0.24	-	-
Exercised	-	-
Cancelled/expired	-	-

Outstanding at September 30, 2011	100,000	$0.24	$-	-

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

The following reconciles the components of the EPS computation for the three months ended September 30, 2011:

	Income	Shares	Per Share
	(Numerator)	(Denominator)	Amount
	US$		US$
For the three months ended September 30, 2011:
Net loss	(22,846)
Basic EPS income available to common shareholders	(22,846)	15,812,191	(0.001)
Effect of dilutive securities:
Diluted EPS income available to common shareholders	(22,846)	15,812,191	(0.001)

For the three months ended September 30, 2010:
Net income	139,514
Basic EPS income available to common shareholders	139,514	15,812,191	0.009
Effect of dilutive securities:
Options	-	-
Diluted EPS income available to common shareholders	139,514	15,812,191	0.009

TONGJI HEALTHCARE GROUP, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2011

NOTE 9- EARNINGS PER SHARE - continued

The following reconciles the components of the EPS computation for the nine months ended September 30, 2011:

	Income	Shares	Per Share
	(Numerator)	(Denominator)	Amount
	US$		US$
For the nine months ended September 30, 2011:
Net loss	(45,730)
Basic EPS income available to common shareholders	(45,730)	15,812,191	(0.003)
Effect of dilutive securities:
Diluted EPS income available to common shareholders	(45,730)	15,812,191	(0.003)

For the nine months ended September 30, 2010:
Net loss	(152,768)
Basic EPS loss available to common shareholders	(152,768)	15,812,191	(0.010)
Effect of dilutive securities:
Options	-	-
Diluted EPS loss available to common shareholders	(152,768)	15,812,191	(0.010)

NOTE 10- RELATED PARTY TRANSACTIONS AND COMMITMENTS

Due from/to Related Parties

The Company has entered into agreements with Nanning Tongji Chain Pharmacy Co. Ltd., Guangxi Tongji Medicine Co. Ltd., and Nanning Switch Factory whereby the Company from time to time will advance amounts to assist them in their operations. The three companies have common major shareholders. The advanced amounts accrue interest at a rate of 1.5% per annum. The amount receivable as of September 30, 2011 and December 31, 2010 was $55,642 and $47,864, respectively. Interest income for the three months periods ended September 30, 2011 and 2010 were approximately $530 and $0, respectively. Interest income for the nine months periods ended September 30, 2011 and 2010 were approximately $900 and $0, respectively.

The Company has entered into an agreement with the Chairman and the shareholder of the Company, Nanning Tongji Chain Pharmacy Co. Ltd., Guangxi Tongji Medicine Co. Ltd., and Nanning Tongji Electric Coating Factory, whereby the Company from time to time will be advanced amounts to assist them in their operations. The advanced amounts accrue interest at a rate of 1.5% per annum. As of September 30, 2011 and December 31, 2010, $9,048,880 and $5,928,509 were payable to these related parties respectively.  Interest expenses for the three month periods ended September 30, 2011 and 2010 were $45,714 and $17,852, respectively. Interest expenses for the nine month periods ended September 30, 2011 and 2010 were $85,633 and $63,730, respectively.

Rental Commitments

The Company has entered into a lease agreement for their hospital with Guangxi Tongji Medicine Co. Ltd that expires December 2014. The monthly lease payments are $2,502 (RMB16,439).  The Company also in the process of cooperating with Guangxi Construction Engineering Corporation Langdong 8th Group in building a new 600-bed hospital in Nanning, China. It expects the new hospital to be completed by January 2012. The hospital is being constructed by Guangxi Construction Engineering Corporation Langdong 8th Group and, when completed, the land will be leased by the Company for a twenty-year term. The new hospital is expected to be finished in 2012.  The annual lease payments will gradually increase each year. Based on the exchange rate at December 31, 2010, minimum future lease payments are as follows:

	Related Party	Non-Related Party	Total
1-5 years	$149,650	$2,329,916	$2,479,566
6-10 years	29,930	2,699,744	2,729,674
11-15 years	-	3,069,572	3,069,572
16-20 years	-	3,350,641	3,350,641
Total	$179,580	$11,449,873	$11,629,453

TONGJI HEALTHCARE GROUP, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2011

NOTE 11 - SUBSEQUENT EVENTS

In October 2011, the Company had entered into a five year capital lease agreement for approximately $140,000 with Huarong Financial Leasing Co. The Company will have minimal lease payment of approximately $31,000 per month. At the end of the lease, the Company will have the option to purchase the equipment for $1.

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

Item 2.       Management’s Discussion and Analysis and Results of Operations. - continued

Results of Operation - Three months ended September 30, 2011

Material changes of items in our Statement of Operations for the three months ended September 30, 2011, as compared to the three months ended September 30, 2010, are discussed below.

Operating Revenues – Operating revenue for the three months ended September 30, 2011, which resulted primarily from patient services revenue and other operating revenue (out-patient service and pharmaceutical drug sales), was $703,330, an increase of 41% as compared with the operating revenue of $498,596 in the same period of the prior year. The increase was primarily from the patient services sector, as a result of our marketing effort and opening of a new radiation therapy department. The Company also introduced a new performance program which motivates the medical staff to provide better services. Other operating revenue from out-patient services and pharmaceutical drug sales of $269,550 during the quarter ended September 30, 2011 represents a 24% increase from the comparable period in 2010.  This increase was attributable primarily to out-patient service where the average service revenue per patient increased by approximate 16% as compared with the same period of the prior year.

Selling, general and administrative expenses – Selling, general and administrative expenses increased by $264,547 from $56,516 for the three-month period ended September 30, 2010 compared to $321,063 for the three-month period ended September 30, 2011. The increase was due to significant increase in salary expense, maintenance, and office expenses.

Medicine and supplies costs - Medicine and supplies costs increased by $103,276 or 44% from $233,845 during the three months ended September 30, 2010 to $337,121 during the three months ended September 30, 2011.   This increase was due to an increase in revenue from pharmaceutical drug sales.

Depreciation Expense – Depreciation expense decreased to $39,179 from $52,007 during the three month periods ended September 30, 2011 and 2010, respectively.

Interest Expense – Interest expense, net of income for the three-month period ended September 30, 2011 was $38,695 as compared to $19,581 for the three-month period ended September 30, 2010, which were related to debts to related parties and capital lease obligations.

As a result of forgoing, the Company had a net loss of $22,846 during the third quarter of 2011, compared to a net income of $139,514 for the third quarter of 2010.

Results of Operation - Nine months ended September 30, 2011

Material changes of items in our Statement of Operations for the nine months ended September 30, 2011, as compared to the nine months ended September 30, 2010, are discussed below.

Operating Revenues – Operating revenue for the nine months ended September 30, 2011, which resulted primarily from patient services revenue and other operating revenue (out-patient service and pharmaceutical drug sales), was $1,906,944, an increase of 42% as compared with the operating revenue of $1,347,059 in the same period of the prior year. The increase was primarily from the patient services sector as a result of our marketing effort and opening of a new department. The Company also introduced a new performance program which motivates the medical staff to provide better services. Other operating revenue from out-patient service and pharmaceutical drug sales of $754,278 during the quarter ended September 30, 2011 represents a 19% increase from the comparable period in 2010.  This increase was attributable primarily to out-patient service where the average service revenue per patient increased.

Selling, general and administrative expenses – Selling, general and administrative expenses increased by $328,835 or 60% from $548,507 for the nine-month period ended September 30, 2010 compared to $877,342 for the nine-month period ended September 30, 2011.   The increase was due to significant increase in salary expense, maintenance, and office expenses.

Medicine and supplies costs - Medicine and supplies costs increased by $122,508, or 16%, from $777,701 during the nine months ended September 30, 2010 to $900,209 during the nine months ended September 30, 2011.   This increase was due to an increase in revenue from pharmaceutical drug sales.

Item 2.       Management’s Discussion and Analysis and Results of Operations. - continued

Depreciation Expense – Depreciation expense decreased to $116,781 from $122,751 during the nine month periods ended September 30, 2011 and 2010, respectively.

Interest Expense – Interest expense, net of income for the nine-month period ended September 30, 2011 were $84,732 as compared to $62,233 for the nine-month period ended September 30, 2010, which were related to debts to related parties and capital lease obligation.

As a result of forgoing, the Company had a net loss of $45,730 for the nine-month period ended September 30, 2011, compared to a net loss of $152,768 in the same period of the prior year.

Trends, Events and Uncertainties

The China Ministry of Health, as well as other related agencies, has proposed changes to the prices we can charge for medical services, drugs and medications. We cannot predict the impact of these proposed changes since the changes are not fully defined and we do not know whether those proposed changes will ever be implemented or when they may take effect.

We are in the process of cooperating with Guangxi Construction Engineering Corporation Langdong 8th Group in building a new 600-bed hospital in Nanning, China. We expect the new hospital to be completed by January 2012. The hospital is being constructed by Guangxi Construction Engineering Corporation Langdong 8th Group and, when completed, will be leased by us for a twenty-year term.  The lease payment will begin after the construction is completed. The annual lease payments will gradually increase each year. Our agreement with Langdong 8th Group requires us to make payments of approximately $7,587,000 for construction cost to Langdong 8th Group during the construction phase.  As of September 30, 2011 we had paid $8,530,007 towards this amount. We borrowed most of the paid funds from our related company Guangxi Tongji Medicine Co., Ltd. When the new hospital is complete, we will continue to operate our existing hospital.

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

Liquidity and Capital Resources

The following shows our material sources and (uses) of cash during the periods presented: Nine Month Periods Ended September 30, 2011 and 2010:

	2011	2010

Cash provided by/(used in) operating activities	$(345,085)	$(25,299)

Cash (used in) investing activities	$(3,008,004)	$(325,579)

Cash provided by financing activities	$3,207,687	$291,416

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

As of September 30, 2011, our management, under the supervision of and with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as required by Rules 13a-15(b) and 15d-15(b) under the Exchange Act.  Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of September 30, 2011 as a result of the material weaknesses identified in our internal control over financial reporting.  These material weaknesses are discussed in “Management’s Report on Internal Control over Financial Reporting” below.  Our management considers our internal control over financial reporting to be an integral part of our disclosure controls and procedures.

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

Item 4.       Controls and Procedures. - continued

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies and procedures may deteriorate.

As of September 30, 2011, our management, under the supervision of and with the participation of the Chief Executive Officer and the Chief Financial Officer, evaluated the effectiveness of our internal control over financial reporting as required by Rules 13a-15(c) and 15d-15(c) under the Exchange Act.  In making this assessment, Management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control – Integrated Framework , including the following five framework components: i) control environment, ii) risk assessment, iii) control activities, iv) information and communications, and v) monitoring.

Our management evaluated the design and operating effectiveness of our internal control over financial reporting as part of this assessment, using its knowledge and understanding of our organization, operations, and processes, to determine, in its judgment, the sources and potential likelihood of misstatements in financial reporting.  Based on this assessment, our management, including the Chief Executive Officer and Chief Financial Officer, has concluded that our internal control over financial reporting was not effective as of September 30, 2011.

Specifically, our management identified certain matters involving internal control and our operations that it considered to be material weaknesses.  As defined in the Exchange Act, a material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the registrant's annual or interim financial statements will not be prevented or detected on a timely basis.  The material weaknesses identified by our management as of September 30, 2011, are described below:

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

Planned Remediation

As financial conditions permit, we plan to take the following actions to improve our internal control over financial reporting, including actions to remediate those material weaknesses identified.

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

Item 4.       Controls and Procedures. - continued

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

Date: November 14, 2011

TONGJI HEALTHCARE GROUP, INC.

By:	/s/ Yunhui Yu
Yunhui Yu President and Chief Executive Officer (Principal Executive Officer)

By:	/s/ Eric Zhang
Eric Zhang Chief Financial Officer (Principal Financial Officer)