Form 10-K
period 2011-12-31
Tongji Healthcare Group, Inc.
filed 2012-04-16
CIK 1389518

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

(Mark One)

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011

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
☒ Yes      ☐ No

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

The aggregate market value of the voting and non-voting common stock of the issuer held by non-affiliates as of  June 30, 2011 was approximately $1,365,187 (5,688,283  shares of common stock held by non-affiliates)  based upon a closing price of the common stock of $0.24 as quoted by OTC Bulletin Board on June 30, 2011.

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

As of March 26, 2012, there are 15,812,191 shares of common stock, par value $0.001 issued and outstanding.

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

NTH is an assigned hospital for medical insurance in both the City of Nanning and the Province of Guangxi. NTH specializes in the areas of internal medicine, surgery, gynecology, pediatrics, emergency medicine, ophthalmology, medical cosmetology, rehabilitation, dermatology, otolaryngology, traditional Chinese medicine, medical imaging, anesthesia, acupuncture, physical therapy, health examination, and prevention.

On December 19, 2006, the officers of NTH established Tongji Healthcare Group, Inc. a Nevada corporation (the "Company"), and Tongji, Inc., a Colorado corporation ("Tongji"), a wholly owned subsidiary of the Company. The Company was authorized to issue 50,000,000 shares of common stock and 20,000,000 shares of preferred stock both with a par value of $0.001.

On December 27, 2006, Tongji acquired 100% of the equity in NTH pursuant to an Agreement and Plan of Merger. The Company issued 15,652,557 shares of its common stock to the shareholders of NTH in exchange for 100% of the issued and outstanding shares of NTH. Accordingly, NTH became the wholly owned subsidiary of Tongji.   Unless otherwise provided, references to the “Company” shall hereinafter include Tongji and NTH.

In March, 2011, Tongji was dissolved pursuant to the laws of Colorado.

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

Tongji Hospital is certified as a provider of Medicare services by the Nanning municipal government and the Guangxi provincial government. Our Medicare agreements with the Nanning municipal government and the Guangxi provincial government require that we adhere to prescribed standards for patient care and treatment. Maintaining the qualifications for acceptance of Medicare patients is very important as revenue from Medicare patients accounted for 55% of total hospital income in 2011. The Medicare accreditation is valid for only one year and must be renewed on an annual basis.

Because we maintain a facility in excess of 100 beds, we must register with and maintain an operating license from the local Administration of Health. We are subjected to review by the local Administration of Health at least once every three years. If we fail to meet their standards, our license may be revoked. We are also obligated to provide free services or dispatch our physicians or employees in the event of a need for public assistance. Currently, we dedicate a very small percentage of our resources to providing free public services.

As is common in China, we generate revenues from providing both medical treatment and the sale of drugs and medications. About 74% of the drugs and medications we use in the hospital and sell to our patients are purchased from Guangxi Tongji Medicine Co., Ltd., a related company controlled by our Chief Executive Officer, Yunhui Yu, at prevailing market prices pursuant to a supply contract. The rest are from approximately 11 different suppliers.

We generate revenues from individuals as well as third-party payers, including PRC government programs and insurance providers, under which the hospital is paid based upon several methodologies including established charges, the cost of providing services, predetermined rates per diagnosis, fixed per diem rates or discounts from established charges. Revenues are recorded at net amounts due from patients, third-party payers and others for healthcare services provided at the time the service is provided. Revenues from pharmaceutical drug sales are recognized upon the drug being administered to a patient or at the time a prescription is filled for a patient with an executed prescription slip by a registered physician.

Patient revenues are recorded at net amounts due from patients and government Medicare funds. The Company's accounting system calculates the expected amounts payable by the government Medicare funds. The Company bills for services provided to Medicare patients through a medical card (the US equivalent to an insurance card). Historically, there have been no significant differences between the amounts the Company bills the government Medicare funds and the amounts collected from the Medicare funds.

Item 1.     Business - continued

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

For financial reporting purposes, hospitals in the United States record revenues based on established billing rates less adjustments for contractual allowances. Revenues are recorded based on the amounts due from the patients and third-party payers, including federal and state agencies (under the Medicare and Medicaid programs) managed care health plans, health insurance companies, and employers. Estimates of contractual allowances under third-party payer arrangements are based upon the payment terms specified in the related contractual agreements. Third-party payer contractual payment terms are generally based upon predetermined rates per diagnosis, per diem rates, or discounted fee-for-service rates.

Due to the complexities involved in determining the amounts ultimately due under reimbursement arrangements with a large number of third-party payers, which are often subject to interpretation, the reimbursement actually received by U.S. hospitals for health care services is sometimes different from their estimates.

In contrast, private medical insurance is not generally available to the Chinese population and as a result services and medications provided by our hospital are usually paid for in cash or by the Medicare agencies of the Nanning municipal government and the Guangxi provincial government. Our billing system automatically calculates the reimbursements to which we are entitled based on regulations promulgated by the Medicare agencies. We bill the Medicare agencies directly for services provided to patients covered by the Medicare programs. Since we bill the Medicare agencies directly, our gross revenues are not reduced by contractual allowances.

We only deal with the Nanning municipal and the Guangxi provincial Medicare agencies, and we are familiar with their regulations pertaining to reimbursements. As a result, there is normally no material difference between the amounts we bill and the amounts we receive for services provided to Medicare patients.

We are in the process of cooperating with Guangxi Construction Engineering Corporation Langdong 8th Group in building a new 600-bed hospital in Nanning, China. We expect the new hospital to be completed by February 2013. The hospital is being constructed by Guangxi Construction Engineering Corporation Langdong 8th Group and, when completed, will be leased by us for a twenty-year term.  The lease payment will be $464,238 during the first year of the lease. The annual lease payments will gradually increase each year such that, during the final year of the lease, our lease payments will be $716,028, based upon current exchange rates.  Our agreement with Langdong 8th Group requires us to make total payments of approximately $7,870,000 for the costs of construction. We are responsible for any construction cost over runs.  As of December 31, 2011, we had paid approximately $9,060,000. We borrowed most of the paid funds from related parties. We estimate costs to complete the project to be approximately $4,700,000.

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

Item 1.     Business - continued

Competition

We compete with eleven government-owned hospitals and three privately owned hospitals in the city of Nanning. We believe that our ability to effectively compete will be the result of:

•	Providing advanced medical facilities and comfortable environments
•	Maintaining the highest level of professional healthcare
•	Maintaining competitive prices for medical treatment and drugs and medications.

Marketing

The majority of healthcare providers in China are government-owned and operate at a low level of efficiency.  In addition, and according to China Hospital Administration Association, there are approximately 1500 private hospitals in China in 2011 most of which are independent of each other. The high degree of fragmentation presents an opportunity for acquisition and economies of scale.

To increase our visibility we built several “Tongji Hospital” signs at locations near our hospital and some busy streets in Nanning City. We also send out our experts and medical team to communities to provide free public services including consultation and medical services to attract customers.  Some other marketing activities include media advertising, holiday promotions, telephone services, and reduced fees.

In the future we plan to further strengthen our marketing efforts and improve our brand awareness through advertising in newspapers, magazines and television. We will continue to focus on community medical service by maintaining good relationships with our communities, and providing quality medical service to the neighborhood residents. We will set up our marketing department and team to focus on specific markets and patients. We understand that the key to success is to provide quality services.

PRC Laws and Regulations Affecting Our Business

Healthcare providers in China are required to comply with many laws and regulations at the national and local government levels. These laws and regulations include the following:

•
We must register with and maintain an operating license from the local Administration of Health. We are subject to review by the local Administration of Health at least once every three years. If we fail to meet the standards listed below, our license may be revoked.

•	The Licensed Physician Act requires that we only hire doctors who have been licensed by the PRC government.
•	All drugs and medications used in our hospital must be prepared, transported, and used under the supervision of our internal Commission of Drug Affairs Management.
•
All waste materials from our hospital must be properly collected, sterilized, deposited, transported and disposed of. We are required to keep records of the origin, type and amount of all waste materials generated by our hospital.

•	We must have at least 20 beds and at least 14 medical professionals on staff, including three doctors and five nurses.
•	We must provide medical services in a variety of areas, including:
o      Surgery
o      Internal Medicine
o      Gynecology
o      Emergency Care
o      Ophthalmology
o      Traditional Chinese Medicine

Item 1.     Business - continued

o      Medical Imaging
o      Physical Therapy
•	We must establish and follow protocols to prevent medical malpractice. The protocols require us to:
o	insure that patients are adequately informed before they consent to medical operations or procedures;
o	maintain complete medical records which are available for review by the patient, physicians and the courts;
o	voluntarily report any event of malpractice to a local government agency;
o	support the medical services we provide in any administrative investigation or litigation.

If we fail to comply with applicable laws and regulations, we could suffer penalties, including the loss of our license to operate.

Before we can acquire a hospital or a company in the healthcare field in the People’s Republic of China, we will be required to submit an application to the PRC Ministry of Commerce. As part of the application we must submit a number of documents, including:

•	our financial statements and the financial statements of the company we propose to acquire,
•	a copy of the business license of the company we propose to acquire,
•	evidence that the shareholders of the company we propose to acquire have approved the transaction, and
•	an appraisal, conducted by an independent party, of the value of the company we propose to acquire.

Our agreements with the Nanning Municipal and the Guangxi Provincial Medicare Funds require us to:

•	Resolve any patient complaints on a timely basis;
•	Follow the Basic Medical Treatment Insurance procedures of the City of Nanning and the Province of Guangxi;
•	Report any accident to the Medicare Funds within 72 hours;
•	Determine if patients are eligible for coverage by the Medicare Funds;
•	Control costs by refraining from unnecessary treatments or procedures; and
•	Discharge inpatients when their medical condition allows so as not to prolong their stay in the hospital.

Our agreements are renewed annually if approved by the Medicare Funds.

Taxes

In accordance with the relevant tax laws and regulations of PRC, the corporation income tax rate is 25% of net income. The Company incurred no income taxes for the years 2011 and 2010 due to the net loss incurred in both years.

In addition, companies in the PRC are required to pay business taxes consisting of 5% of revenue from providing medical treatment, and city construction taxes and educational taxes of 7% and 3%, respectively of the business taxes. The Company was granted an exemption from the local tax bureau from these taxes in April 2010. The tax exempt status will remain effective until notification from the tax bureau.

The Company does not accrue United States income taxes on unremitted earnings from foreign operations, as it is the Company’s intention to invest these earnings in the foreign operations indefinitely. However, the Company may be subject to penalties of approximately $40,000 for failure to file United States income tax returns and  Form 5472 from year 2006 to 2009.

Item 1.     Business - continued

Required Statutory Reserve Funds

In accordance with current Chinese laws, regulations and accounting standards, we are required to set aside as a general reserve at least 10% of our after-tax profits. Appropriations to the reserve account are not required after these reserves have reached 50% of our registered capital. These reserves are created to fund potential operating losses and are not distributable as cash dividends. In addition, at the discretion of our directors, we may set aside a portion of our after-tax profits for enterprise expansion funds, staff welfare and bonus funds and a surplus reserve. These statutory reserves and funds can only be used for specific purposes and may not be distributed as dividends.

Employees

As of March 26, 2012 we have 153 employees, consisting of 50 licensed physicians and medical professionals, 47 nurses, 10 pharmacists, and 46 employees in administration and finance. None of our employees are represented by a labor union or similar collective bargaining organization. We believe that our relations with our employees are good.

Item 1A.   Risk Factors.

Not applicable.

Item 1B.  Unresolved Staff Comments.

None.

Item 2.     Properties.

All land in the PRC is owned by the government and cannot be sold to any individual or entity. Instead, the government grants landholders a "land use right" after a purchase price for such "land use right" is paid to the government. The "land use right" allows the holder to use the land for a specified long-term period of time and enjoys all the incidents of ownership of the land. The following are the details regarding our land use rights of the land that we use in our business.

We lease our two hospital buildings, one for inpatient service and the other for outpatient, from Guangxi Tongji Medicine Co., Ltd, a company controlled by our Chief Executive Officer, Yunhui Yu. The lease on the buildings is renewed annually, with a monthly rent of RMB 16,439. The rate was negotiated at arm’s length. With the increase of our business, the current properties are not sufficient for our purposes.

We are in the process of building a new 600-bed hospital in Nanning, China with Guangxi Construction Engineering Corporation Langdong 8th Group. We expect the new hospital to be completed by February 2013. The hospital is being constructed by Guangxi Construction Engineering Corporation Langdong 8th Group and, when completed, will be leased by us for a twenty-year term.  The lease payment will be $464,238 during the first year of the lease. The annual lease payments will gradually increase each year such that, during the final year of the lease, our lease payments will be $716,028, based upon current exchange rates.  Our agreement with Langdong 8th Group requires us to make total payments of approximately $7,870,000 for construction costs. Also, we will take responsibility on costs over $7,870,000. As of December 31, 2011 we had paid approximately $9,060,000. We borrowed most of the paid funds from related parties.

Even when the new hospital is completed, we plan to continue to operate our existing hospital.

Item 3.     Legal Proceedings.

On August 3, 2011, Guangxi Jingjian Real Estate Development Company (“Jingjian”) filed a civil suit against Nanning Tongji Hospital, Inc. (“Nanning Tongji”), a subsidiary of Tongji Healthcare Group (“Tongji” and together with Nanning Tongji, the “Company”) in the People’s Court in Qingxiu District, Nanning City, People’s Republic of China. In its complaint, Jingjian asserts a breach of contract claim against the Company, alleging that the Company has failed to make timely and total payment of the project transfer fee under certain Business Building Project Agreement between the Company and Jingjian (the “Agreement”). Jingjian seeks a total of RMB 3,162,500  (approximately $498,000) in the complaint, including payment of the remaining RMB 800,000 (approximately $126,000) project transfer fee and liquidated damages of RMB 2,362,500 (approximately $372,000) for late payment of such fee. The trial commenced on September 27, 2011 but no judgment has been entered as of the date of this Current Report. The Company believes that the liquidated damages are excessive and intends to vigorously defend the lawsuit. Pending a court decision, the Company had accrued approximately $160,000 as of December 31, 2011.

Item 4.     Mine Safety Disclosures.

Not applicable.

PART II

Item 5.     Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

In November 2007 our common stock started trading on the OTC Bulletin Board under the symbol "TONJ.OB". The following table shows the high and low prices for our common stock for the past two years.

Calendar Quarter	Low Bid	High Bid
2010 First Quarter	$0.38	$0.70
2010 Second Quarter	$0.21	$0.60
2010 Third Quarter*	--	--
2010 Fourth Quarter	$0.22	$0.22

2011 First Quarter	$0.22	$0.24
2011 Second Quarter*	--	--
2011 Third Quarter*	--	--
2011 Fourth Quarter*	--	--

* There have been no trades in our shares of common stock in 2010 Third Quarter, 2011 Second Quarter, 2011 Third Quarter, and 2011 Fourth Quarter

Holders of Securities

As of March 26, 2012, we had 341 record shareholders and 15,812,191 outstanding shares of common stock. All of our outstanding shares are eligible for sale pursuant to Rule 144.

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

During the year ended December 31, 2011 we did not purchase any shares of our common stock from third parties in a private transaction or as a result of any purchases in the open market. None of our officers or directors,  or any of our principal shareholders purchased any shares of our common stock, on our behalf, from third parties in a private transaction or as a result of purchases in the open market during the year ended December 31, 2011.

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

Recent Sales of Unregistered Securities

We did not issue any unregistered securities during the year 2011 and 2010.

Item 6.     Selected Financial Data.

Not applicable.

Item 7.     Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements and the notes thereto included elsewhere in this Annual Report on Form 10-K, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of such financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. On an ongoing basis, we evaluate these estimates, including those related to useful lives of real estate assets, bad debts, impairment, contingencies and litigation. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. There can be no assurance that actual results will not differ from those estimates. The analysis set forth below is provided pursuant to applicable SEC regulations and is not intended to serve as a basis for projections of future events. See “Cautionary Statement Regarding Forward Looking Statements” above.

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

On December 27, 2006, we, through our wholly-owned subsidiary, Tongji, Inc., a Colorado company, acquired 100% of the equity in NTH pursuant to an Agreement and Plan of Merger –unless otherwise provided, all references to “the Company”, “us”, “we” refer to Tongji Healthcare Group, Inc. and its subsidiaries, Tongji, Inc. and Nanning Tongji Hospital, Inc. We issued 15,652,557 shares of common stock to the shareholders of NTH in exchange for 100% of the issued and outstanding shares of NTH. Accordingly, NTH became a wholly owned subsidiary of Tongji, Inc. We have been in the business of operating hospitals and providing healthcare services in Nanning, Guangxi Province of the PRC.

The acquisition of NTH was accounted for as a reverse acquisition under the purchase method of accounting since the shareholders of NTH obtained control of the consolidated entity. Accordingly, the reorganization of the two companies was recorded as a recapitalization of NTH. We treated NTH  as the continuing operating entity.

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

Furthermore, because we maintain a facility with an excess of 100 beds, we must register with and maintain an operating license from the local Administration of Health. We are subject to review by the local administration of health at least once every three years. If we fail to meet their standards, our license may be revoked. We are also obligated to provide free services or dispatch our physicians or other employees in the event of a need for public assistance. We dedicate a very small percentage of our resources to providing free public services.

Item 7.     Management’s Discussion and Analysis of Financial Condition and Results of Operations - continued

We have two main sources of revenue, in-patient service revenue and out-patient service revenue. About 74% of drugs and medications we use in the hospital and sell to our patients are purchased from Guangxi Tongji Medicine Co., Ltd., a related company controlled by our Chief Executive Officer, Yunhui Yu, at prevailing market prices pursuant on a supply contract. The other 26% comes from other suppliers. None of these other suppliers are responsible for more than 10% of our total purchases.

The Company generates revenue from the individuals as well as third-party payers, including PRC government programs and insurance providers, under which the hospital is paid based upon city government established charges. Revenues are recorded at estimated net amounts due from patients or third-party payers. Revenues for pharmaceutical drug sales are recognized upon the drug being administered to a patient or at the time a prescription is filled for a patient that contain an executed prescription slip by a registered physician.

Patient revenues are recorded based on pre-established rates set by the local government. The Company bills for services provided to Medicare patients through a medical card (the US equivalent of an insurance card). Historically, there have been no significant differences between the amounts the Company has billed the government Medicare funds and the amounts collected from the Medicare funds.

Difference in the Medical System between the U.S. and China

In the United States most hospitals have contracts with health insurance companies that provide  reduced rates for healthcare services for patients with health insurance. . Medicare and Medicaid patients, also, receive reduced rates. . Functionally, the patient is billed for health services at the higher rate normally charged to patients without insurance. The amount billed is then reduced by the charges paid by the insurance carrier and by the difference (sometimes known as the "contractual allowance") between the normal rate for the services and the reduced rate that the hospital estimates it will receive from Medicare, Medicaid and insurance companies.

For financial reporting purposes, hospitals in the United States record revenues based upon established billing rates less adjustment for contractual allowances. Revenues are recorded based upon the amounts due from the patients and third-party payors, including federal and state agencies (under the Medicare and Medicaid programs) managed care health plans, health insurance companies, and employers. Estimates of contractual allowances under third-party payor arrangements are based upon the payment terms specified in the related contractual agreements. Third-party payor contractual payment terms are generally based upon predetermined rates per diagnosis, per diem rates, or discounted fee-for-service rates.

Due to the complexities involved in determining amounts ultimately due under reimbursement arrangements with a large number of third-party payors, which are often subject to interpretation, the reimbursement actually received by U.S. hospitals for health care services is sometimes different from their estimates.

The medical system in the PRC is different from that in the United States. Private medical insurance is not generally available to the PRC’s population and as a result services and medications provided by our hospital are usually paid for in cash or by the Medicare agencies of the Nanning municipal government and the Guangxi provincial government. Our billing system automatically calculates the reimbursements that we are entitled to based upon regulations promulgated by theses government agencies. We bill the Medicare agencies directly for services provided to patients covered by theses Medicare programs. In addition, due to the fact that rates are established by the government, there is no difference between rates for patients covered by Medicare and patients who only use cash.

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

Results of Operation

Comparison of Years Ended December 31, 2011 and 2010

	(Dollars)
	Years Ended December 31,
	2011		2010
Operating Revenue	$2,682,897	100.0%	$1,902,463	100.0%
Operating Expenses	2,804,212	104.5%	1,860,655	97.8%
Income (Loss) from operations	(121,315)	(4.5)%	41,808	2.2%
Other expenses	96,835	3.6%	59,034	3.1%
Net (Loss)	(218,150)	(8.1%)	(56,232)	(3.0%)

Operating Revenue Operating revenue for the year ended December 31, 2011, which resulted primarily from in-patient service revenue and out-patient revenue, were $2,682,897, an increase of 41% as compared with the operating revenue of $1,902,463 for the year ended December 31, 2010. The increase was primarily in the in-patient services sector, as a result of our marketing efforts and the opening of a new radiation therapy department. The Company also introduced a new performance program which motivates the medical staff to provide better services.

Operating Expenses Operating expenses were $2,804,212 for the year ended December 31, 2011, an increase of 51% as compared to $1,860,655 for the same period of 2010. This increase was primarily due to significant increase in salary and fringe expense of approximately $278,000, and increase in cost of medicine supplies of approximately $303,000. In addition, the Company had accrued a contingent liability of approximately $160,000 in 2011 pursuant to an ongoing litigation.

Income from Operations Operating loss was $121,315 for the year ended December 31, 2011, as compared with operating income of $41,808 for the fiscal year ended December 31, 2010.  The primary reasons are due to aforementioned changes in operating revenue and operating expenses.

Interest Expense Interest expense in 2011 was $92,328 as compared to $88,674 in year 2010. Interest expense results from debt to related parties and capital lease obligation.

Income Taxes The Company is subject to PRC income tax rate of 25%. The Company had a net operating loss for the year ended 2011.Therefore we established no provision for income taxes for year ended 2011.

The Company accrued tax penalties of approximately $41,000 for not filing the US income tax returns between 2006 and 2009. The Company is current with its required US tax filings. The Company does not accrue United States income taxes on unremitted earnings from foreign operations, as it is the Company’s intention to invest these earnings in foreign operations indefinitely.

Item 7.     Management’s Discussion and Analysis of Financial Condition and Results of Operations - continued

Net Loss As a result of the foregoing, we had net loss of $218,150 for the year ended December 31, 2011, compared with net loss of $56,232 for the year ended December 31, 2010.

Liquidity and Capital Resources

The following shows our material sources and (uses) of cash during the periods presented:

	Years Ended December 31,
	2011	2010
Net cash (used in) provided by operations	$(115,395)	$302,119
Purchase of medical equipments	(1,655,540)	(101,274)
Construction of new hospital	(3,250,362)	(894,759)
Long term deposits	(178,223)	-
Net advances from related parties	3,340,409	983,987
Payment of capital lease	(101,002)	(344,105)
Proceeds from borrowing	1,782,229	-

Overview

We had net working capital deficit of $9,849,936 at December 31, 2011, which is an increase of $3,870,399 over a net working capital deficit of $5,979,537 at December 31, 2010.

We incurred a loss from operations of $121,315 for the year ended December 31, 2011, compared to income from operations of $41,808 for the year ended December 31, 2010. We incurred a net loss of $218,150 for the year ended December 31, 2011 compared a net loss of $56,232 for the year ended December 31, 2010.

Cash and Cash Equivalents and Going Concern

Our cash and cash equivalents were $209,586 at the beginning of year ended December 31, 2011 and it decreased to $32,126 by the end the year, a decrease of $177,460 or 85%. The decrease was primarily due to negative cash flows from operating activities for 2011 compared to positive cash flows from operating activities for 2010. We have a negative working capital of $9,849,936, an accumulated deficit of $581,741, and a stockholders’ deficit of $5,161 as of December 31, 2011.    The Company’s ability to continue as a going concern ultimately is dependent on the management’s ability to obtain equity or debt financing, attain further operating efficiencies, and achieve profitable operations. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might be necessary should the Company not be able to continue as a going concern.

Net cash (used in) provided by operating activities

Net cash used in operating activities was $115,395 for the year ended December 31, 2011, as compared to cash provided by operations of $302,119 for the year of 2010. Factors that contributed to the increase in cash usage in operating activities are, losses from operating revenue of approximately $218,000, an increase in accounts receivable of approximately $232,000, increases in medicine supplies of approximately $120,000, and decreases in accounts payable and accrued expenses of approximately $251,000.

Item 7.     Management’s Discussion and Analysis of Financial Condition and Results of Operations - continued

Net cash used in investing activities

Net cash used for investing activities was $5,088,653 for the year ended December 31, 2011, an increase of $4,090,574 or a 410% increase from $998,079 cash used for the year of 2010. The increase was primarily attributable to fix assets acquisition of approximately $1,655,000 under the sales-lease back and capital lease agreements. In addition, the Company paid approximately $3,250,000 for costs relate to the construction of the new hospital using financial assistance from related parties.

Net cash provided by financing activities

Net cash provided by financing activities was $5,021,636 for the year ended December 31, 2011, compared to $795,210 for the year of 2010. The difference was primarily attributable to sales-lease back and capital lease agreements with gross proceeds of approximately $1,782,000 the Company entered into in 2011. In addition, the Company obtained additional financial assistance of approximately $3,340,000 from related parties to fund the construction of the new hospital and purchase of medicine supplies.

Related party loans payable/Receivable

The Company entered into agreements with related parties. The advanced amounts accrue interest at a rate of 1.5% per annum. The amount receivable as of December 31, 2011 and 2010 were $54,246 and $47,864, respectively. Interest income for the years ended December 31, 2011 and 2010 were $770 and $864, respectively. As of December 31, 2011 and 2010, $9,542,604 and $5,928,509 were payable to these related parties. Interest expense for the years ended December 31, 2011 and 2010 that directly relate to related party financing were $103,703 and $89,538, respectively.

Trends, Events and Uncertainties

The China Ministry of Health, as well as other related agencies, has proposed changes to the prices we can charge for medical services, drugs and medications. We cannot predict the impact of these proposed changes since the changes are not fully defined and we do not know whether those proposed changes will ever be implemented or when they may take effect.

We are in the process of cooperating with Guangxi Construction Engineering Corporation Langdong 8th Group in building a new 600-bed hospital in Nanning, China. We expect the new hospital to be completed by February 2013. The hospital is being constructed by Guangxi Construction Engineering Corporation Langdong 8th Group and, when completed, will be leased to us for a twenty-year term. The lease payments will start after the construction is completed. The annual lease payments will gradually increase each year. Our agreement with Langdong 8th Group requires us to pay approximately $7,870,000 for construction related costs. In addition, we are responsible for any additional costs necessary to complete the project.  As of December 31, 2011, we had paid approximately $9,060,000 for the construction of the hospital. We borrowed most of the funds from our related company Guangxi Tongji Medicine Co., Ltd. We estimate the costs to complete the project to be $4,700,000. When the new hospital is complete, we will continue to operate our existing hospital.

We plan to acquire other hospitals and companies involved in the healthcare industry in the PRC using cash and shares of our common stock. Substantial capital may be needed for these acquisitions and we may need to raise additional funds through the sale of our common stock, debt financing or other arrangements. We do not have any commitments or arrangements from any person to provide us with any additional capital. Additional capital may not be available to us, or if available, on acceptable terms, in which case we would not be able to acquire other hospitals or businesses in the healthcare industry.

Item 7.     Management’s Discussion and Analysis of Financial Condition and Results of Operations - continued

Other than the factors listed above we do not know of any trends, events or uncertainties that have had or are reasonably expected to have a material impact on our net sales or revenues or income from continuing operations. Our business is not seasonal in nature.

Contractual Obligations and Off-Balance Sheet Arrangements

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

The Company generates revenue from individual patients as well as third-party payers, including PRC government programs and insurance providers, under which the hospital is paid based upon government established charges. Revenues for pharmaceutical drug sales are recognized upon the drug being administered to a patient.

Patient revenues are recorded based on pre-established rates set by the local government. The Company bills for services provided to Medicare patients through a medical card (the US equivalent of an insurance card). There have not been significant differences between the amounts the Company has billed the government Medicare funds and the amounts collected from the Medicare funds.

IMPAIRMENT OF LONG-LIVED ASSETS

The Company applies the provisions of FASB Topic ASC 360, “Property, Plant, and Equiptment”, issued by the Financial Accounting Standards Board ("FASB"). The Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable through the estimated undiscounted cash flows expected to result from the use and eventual disposition of the assets. Whenever any such impairment exists, an impairment loss will be recognized for the amount by which the carrying value exceeds the fair value.

The Company tests long-lived assets, including property, plant and equipment and intangible assets subject to periodic amortization, for recoverability, at least annually, or more frequently upon the occurrence of an event or when circumstances indicate that the net carrying amount is greater than its fair value. Assets are grouped and evaluated at the lowest level for their identifiable cash flows that are largely independent of the cash flows of other groups of assets. The Company considers historical performance and future estimated results in its evaluation of potential impairment and then compares the carrying amount of the asset to the future estimated cash flows expected to result from the use of the asset. If the carrying amount of the asset exceeds estimated expected undiscounted future cash flows, the Company measures the amount of impairment by comparing the carrying amount of the asset to its fair value. The estimation of fair value is generally measured by discounting expected future cash flows as the rate the Company utilizes to evaluate potential investments. The Company estimates fair value based on the information available in making whatever estimates, judgments and projections are considered necessary. There was no impairment of long-lived assets for the years ended December 31, 2011 and 2010.

Item 7.     Management’s Discussion and Analysis of Financial Condition and Results of Operations - continued

BASIC AND DILUTED EARNINGS PER SHARE

Earnings per share is calculated in accordance with the FASB Topic ASC 260. Basic net income (loss) per share is based upon the weighted average number of common shares outstanding. Diluted net income (loss) per share is based on the assumption that all dilutive convertible shares and stock options were converted or exercised. Dilution is computed by applying the treasury stock method. Under this method, options and warrants are assumed to be exercised at the beginning of the period (or at the time of issuance, if later), and as if funds obtained thereby were used to purchase common stock at the average market price during the period.

The Company granted an option to purchase 100,000 shares of common stock to the Company’s CFO on March 31, 2011. Due to the net loss incurred in 2011 and 2010, the stock option has a dilutive effect, therefore the option was not considered in the weighted average number of common shares outstanding calculation.

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

DECEMBER 31, 2011

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
   Stockholders of Tongji Healthcare Group, Inc.

We have audited the accompanying consolidated balance sheet of Tongji Healthcare Group, Inc. as of December 31, 2011, and the related consolidated statements of operation, stockholders’ equity, and cash flows for the year ended December 31, 2011. Tongji Healthcare Group, Inc.’s management is responsible for these consolidated financial statements. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Tongji Healthcare Group, Inc. as of December 31, 2011, and the results of its operations and its cash flows for the year ended December 31, 2011 in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, these conditions raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern.

/s/ EFP Rotenberg, LLP

EFP Rotenberg, LLP
Rochester, New York
April 16, 2012

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

/s/ Windes & McClaughry Accountancy Corporation

Irvine, Caifornia
April 15, 2011

TONGJI HEALTHCARE GROUP, INC.
CONSOLIDATED BALANCE SHEETS
AS OF DECEMBER 31, 2011 AND 2010

	2011	2010

ASSETS

Current Assets
Cash and cash equivalents	$32,126	$209,586
Accounts receivable, net	557,523	290,821
Due from related parties	54,246	47,864
Medicine supplies	165,368	42,848
Prepaid expenses and other current assets	2,925	70,698

Total Current Assets	812,188	661,817

Equipment, net	2,157,733	630,088

Construction in Progress	9,060,115	5,551,527

Long Term Deposit	181,053	-

TOTAL ASSETS	$12,211,089	$6,843,432

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current Liabilities
Accounts payable and accrued expenses	$213,204	$451,253
Due to related parties	9,542,604	5,928,509
Other payables	593,403	261,592
Current portion of notes payable	312,913	-

Total Current Liabilities	10,662,124	6,641,354

Long Term Liabilities
Note payable	1,395,009	-
Contingent liability	159,117

Total Liabilities	12,216,250	6,641,354

STOCKHOLDERS' EQUITY (DEFICIT)
Preferred stock; $0.001 par value, 20,000,000 shares authorized and none issued and outstanding	-	-
Common stock; $0.001 par value, 100,000,000 shares authorized and 15,812,191 shares issued and outstanding as of December 31, 2011 and 2010, respectively	15,812	15,812
Additional paid-in capital	429,230	424,968
Statutory reserve	-	41,812
Accumulated Deficit	(581,741)	(363,591)
Accumulated other comprehensive income	131,538	83,077

Total Stockholders' Equity (Deficit)	(5,161)	202,078

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$12,211,089	$6,843,432

The accompanying notes are an integral part of these consolidated financial statements.

TONGJI HEALTHCARE GROUP, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED DECEMBER 31, 2011 AND 2010

	2011	2010

OPERATING REVENUE
In-patient service revenue	$1,649,785	$1,069,962
Out-patient service revenue	1,033,112	832,501
Total operating revenue	2,682,897	1,902,463

OPERATING EXPENSES
Salary and fringes	717,446	439,432
Medicine and supplies	1,266,677	963,993
Other operating expenses	305,422	182,611
Administrative expenses	180,743	64,818
Depreciation expense	174,807	209,801
Contingent loss	159,117	-
Total operating expenses	2,804,212	1,860,655

INCOME (LOSS) FROM OPERATIONS	(121,315)	41,808

OTHER INCOME (EXPENSE)
Other income	(4,507)	29,640
Interest expense, net	(92,328)	(88,674)
Total Other Expense	(96,835)	(59,034)

LOSS BEFORE INCOME TAXES	(218,150)	(17,226)

Provision for income taxes	-	(39,006)

NET LOSS	(218,150)	(56,232)

OTHER COMPREHENSIVE INCOME
Foreign currency translation gain	48,461	7,913

NET COMPREHENSIVE LOSS	$(169,689)	$(48,319)

Net loss per common stock-Basis	$(0.014)	$(0.004)
Net loss per common stock-Diluted	$(0.014)	$(0.004)

Weighted average common stock outstanding
Basic	15,812,191	15,812,191
Diluted	15,812,191	15,812,191

Basic and diluted weighted average shares outstanding are the same as there is an anti-dilutive effect.
The accompanying notes are an integral part of these consolidated financial statements.

TONJI HEALTHCARE GROUP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2011 AND 2010

	2011	2010
Cash flows from operating activities:
Net loss	$(218,150)	$(56,232)
Adjustments to reconcile net loss to
Cash provided by (used in) operating activities:
Depreciation expense	174,807	209,801
Stock option expense	4,262
Allowance for doubtful accounts	(19,960)	(2,077)
Increase/(decrease) in assets and liabilities:
Accounts receivable	(231,919)	49,587
Medicine supplies	(119,036)	56,630
Prepaid expense and other current assets	69,303	(6,774)
Accounts payable and accrued expenses	(250,860)	94,874
Unearned revenue	-	(102,880)
Other payables	317,041	59,190
Contingent liability	159,117	-
Total adjustments	102,755	358,351

Net Cash (Used In) Provided By Operating Activities	(115,395)	302,119

Cash flows from investing activities:
Acquisitions of fixed assets	(1,655,540)	(101,274)
Construction in progress	(3,250,362)	(894,759)
Due from related parties	(4,528)	(2,046)
Long term deposits	(178,223)	-

Net Cash Used in Investing Activities	(5,088,653)	(998,079)

Cash flows from financing activities:
Payments of note payable	(101,002)	(344,105)
Proceeds from note payable	1,782,229
Capital lease deposit	-	155,328
Due to related parties	3,340,409	983,987

Net Cash Provided by Financing Activities	5,021,636	795,210

Effects of foreign currency translation	4,952	6,427

Net Increase (decrease) in Cash and Cash Equivalents	(177,460)	105,677

Cash and Cash Equivalents-Beginning of Year	209,586	103,909

Cash and Cash Equivalents-Ending of Year	$32,126	$209,586

Cash Paid During the Year for:
Income taxes	$-	$-
Interest paid	$78,130	$89,538

The accompanying notes are an integral part of these consolidated financial statements.

TONGJI HEALTHCARE GROUP, INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (DEFICIT)
FOR THE YEARS ENDED DECEMBER 31, 2011 AND 2010

			Additional			Accumulated Other	Total
	Common Stock		Paid-In	Statutory	Accumulated	Comprehensive	Shareholders'
	Shares	Amount	Capital	Reserve	Deficit	Income	Equity (Deficit)

Balance as of December 31, 2009	15,812,191	15,812	424,968	41,812	(307,359)	75,164	250,397

Foreign exchange translation gain	-	-	-	-	-	7,913	7,913

Net loss	-	-	-	-	(56,232)	-	(56,232)

Balance as of December 31, 2010	15,812,191	15,812	424,968	41,812	(363,591)	83,077	202,078

Foreign exchange translation gain	-	-	-	-	-	48,461	48,461

Stock option			4,262				4,262

Statutory reserve				(41,812)			(41,812)

Net loss	-	-	-	-	(218,150)	-	(218,150)

Balance as of December 31, 2011	15,812,191	$15,812	$429,230	$-	$(581,741)	$131,538	$(5,161)

The accompanying notes are an integral part of these consolidated financial statements.

TONGJI HEALTHCARE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2011 AND 2010

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

On December 27, 2006, Tongji acquired 100% of the equity in NTH pursuant to an Agreement and Plan of Merger, pursuant to which NTH became a wholly owned subsidiary of Tongji. The Company was authorized to issue 50,000,000 shares of common stock, par value $0.001 per share and 20,000,000 shares of preferred stock, par value $0.001 per share. The Company issued 15,652,557 shares of common stock to the stockholders of NTH in exchange for 100% of the issued and outstanding shares of common stock of NTH. Thereafter and for purposes of these consolidated financial statements the "Company" and "NTH" are used to refer to the operations of Nanning Tongji Hospital Co. Ltd. The acquisition of NTH was accounted for as a reverse acquisition under the purchase method of accounting since the stockholders of NTH obtained control of the consolidated entity. Accordingly, the reorganization of the two companies was recorded as a recapitalization of NTH, with NTH being treated as the continuing operating entity.

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

NOTE 2- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

These financial statements present the Company’s results of operations, financial position and cash flows on a consolidated basis. The consolidated financial statements include Tongji Healthcare, Inc. and its wholly owned subsidiaries. Intercompany transactions and accounts have been eliminated in consolidation. Our policy is to consolidate all subsidiaries in which a greater than 50% voting interest is owned. The Company operates in one segment in accordance with the accounting guidance FASB ASC topic 280, “Segment Reporting”.

PRINCIPLES OF CONSOLIDATION

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiary NTH. All intercompany accounts and transactions have been eliminated in consolidation.

CASH AND CASH EQUIVALENTS

For purposes of the statements of cash flows, the Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents. A substantial amount of the Company’s cash is held in bank accounts in the People’s Republic of China (“PRC” or China) and is not protected by Federal Deposit Insurance Corporation (FDIC) insurance or any other similar insurance. Cash held in China amounted to $32,126 as of December 31, 2011. Given the current economic environment and the financial condition of the banking industry, there is a risk that the deposits may not be readily available or covered by such insurance. The Company has had no loss of cash in domestic or foreign banks in past years.

TONGJI HEALTHCARE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2011 AND 2010

NOTE 2- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - continued

USE OF ESTIMATES

The preparation of these consolidated financial statements in accordance with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported assets and liabilities, disclosure of contingent assets and liabilities as of the date of the consolidated financial statements and the reported amounts of net revenues and expenses during the reporting period. Actual results may differ from those estimates and such differences may be material. The more significant estimates and assumptions by management include, among others, useful lives and residual values of fixed assets, valuation of inventories, accounts receivable, stock based compensation, and allowance for bad debt. The current economic environment has increased the degree of uncertainty inherent in these estimates and assumptions.

TRANSLATION ADJUSTMENT

The Company's functional currency is the Chinese Renminbi (RMB). The reporting currency is that of the US Dollar. Capital accounts of the consolidated financial statements are translated into United States dollars from RMB at their historical exchange rates when the capital transactions occurred. Assets and liabilities are translated at the exchange rates as of the balance sheet date. Income and expenditures are translated at the average exchange rate of the year. The RMB is not freely convertible into foreign currency and all foreign currency exchange transactions must take place through authorized institutions. No representation is made that the RMB amounts could have been, or could be, converted into US dollar at the rates used in translation.

The exchange rates used to translate amounts in RMB into USD for the purposes of preparing the financial statements were as follows:

December 31, 2011
Balance sheet	RMB 6.35 to US $1.00
Statement of income and other comprehensive income	RMB 6.45 to US $1.00

December 31, 2010
Balance sheet	RMB 6.59 to US $1.00
Statement of income and other comprehensive income	RMB 6.76 to US $1.00

RECLASSIFICATIONS

Certain items previously reported under specific financial statement captions have been reclassified to conform to the current year presentation.

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

The Company generates revenue from individual patients as well as third-party payers, including PRC government programs and insurance providers, under which the hospital is paid based upon government established charges. Revenues for pharmaceutical drug sales are recognized upon the drug being administered to a patient.

Patient revenues are recorded based on pre-established rates set by the local government. The Company bills for services provided to Medicare patients through a medical card (the US equivalent of an insurance card). There have not been significant differences between the amounts the Company has billed the government Medicare funds and the amounts collected from the Medicare funds.

ACCOUNTS RECEIVABLE

Accounts receivable are recorded at the estimated net realizable amounts from government fund, insurance companies and patients. Collections have not been considered an area that exposes the Company to additional risk. Hospital staff verifies patient coverage prior to examinations and/or procedures.

For any Medicare patient who visits the hospital and is qualified for acceptance, the hospital will only include the portion that the social insurance organization will pay in the accounts receivable and collects the self-pay portion in cash at the time of service. Management continues to estimate the likelihood of bad debt on an ongoing basis.

The Company has estimated a bad debt allowance of approximately $42,000 and $60,000 as of December 31, 2011 and 2010, respectively.

TONGJI HEALTHCARE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2011 AND 2010

NOTE 2- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - continued

FAIR VALUE OF FINANCIAL INSTRUMENTS

The Company applies the provisions of FASB ASC Topic 825, which requires all entities to disclose the fair value of financial instruments, both assets and liabilities recognized and not recognized on the balance sheet, for which it is practicable to estimate fair value, and defines fair value of a financial instrument as the amount at which the instrument could be exchanged in a current transaction between willing parties.  As of December 31, 2011 and 2010 the fair value of cash and cash equivalents, accounts receivable, accounts payable and accrued expenses and other payables approximated carrying value due to the short maturity of the instruments, quoted market prices or interest rates which fluctuate with market rates except for related party debt or receivables for which it is not practicable to estimate fair value.

FAIR VALUE MEASUREMENTS

FASB ASC Topic 820, “Fair Value Measurements and Disclosures”, establishes a framework for measuring fair value and requires additional disclosures about the use of fair value measurements.

Various inputs are considered when determining the fair value of the Company’s investments, and long-term debt.  The inputs or methodologies used for valuing securities are not necessarily an indication of the risk associated with investing in these securities.  These inputs are summarized in the three broad levels listed below.

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

All of the Company’s operations are located in the PRC.  There can be no assurance that the Company will be able to successfully continue to operate and failure to do so would have a material adverse effect on the Company’s financial position, results of operations and cash flows. In addition, the success of the Company’s operations is subject to numerous contingencies, some of which are beyond management’s control. These contingencies include general economic conditions, the price of medicine, competition, governmental and political conditions, and changes in regulations. Because the Company is dependent on the domestic market of the PRC, the Company is subject to various additional political, economic and other uncertainties. Among other risks, the Company’s operations will be subject to risk of restrictions on the transfer of funds, domestic policy changes, changing taxation policies, foreign exchange restrictions, and political and governmental regulations.

INVENTORIES

Inventories consisting of medicine supplies, both western and traditional Chinese medicine, are valued on the lower of weighted average cost or market basis.   Inventory includes product cost and inbound freight. Management compares the cost of inventories with the market value and allowance is made for writing down their inventories to market value, if such value is lower.

EQUIPMENT

Equipments are recorded at cost.  Depreciation is computed over the estimated useful lives of the related asset type using the straight-line method. Maintenance and repairs are expensed as incurred and the costs of additions and betterments that increase the useful lives of the assets are capitalized.  When equipment is disposed, the cost and related accumulated depreciation are removed from the accounts and any gain or loss is included in other income or expenses.

CONSTRUCTION-IN-PROGRESS

A hospital facility currently under development is accounted for as construction-in-progress. Construction-in-progress is recorded at acquisition cost, including land rights cost, development expenditure, and professional fees capitalized during the course of construction for the purpose of financing the project. Upon completion of the project, the cost of construction-in-progress will be transferred to fixed assets, at which time depreciation will commence.

TONGJI HEALTHCARE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2011 AND 2010

NOTE 2- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - continued

ADVERTISING COSTS

The Company expenses the costs associated with advertising as incurred. Advertising expenses for the twelve month periods ended December 31, 2011 and 2010 of approximately $43,000 and $6,000 are included in selling expenses in the statements of operations. Advertising costs include marketing brochures and a public advertising campaign.

IMPAIRMENT OF LONG-LIVED ASSETS

The Company’s long-lived assets are reviewed for impairment in accordance with the guidance of FASB Topic ASC 360, “Property, Plant, and Equipment”, and FASB ASC Topic 205 “Presentation of Financial Statements”. The Company tests for impairment losses on long-lived assets used in operations whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. Whenever any such impairment exists, an impairment loss will be recognized for the amount by which the carrying value exceeds the fair value.

The Company tests long-lived assets for recoverability at least annually or more frequently upon the occurrence of an event or when circumstances indicate that the net carrying amount is greater than its fair value. Assets are grouped and evaluated at the lowest level for their identifiable cash flows that are largely independent of the cash flows of other groups of assets. The Company considers historical performance and future estimated results in its evaluation of potential impairment and then compares the carrying amount of the asset to the future estimated cash flows expected to result from the use of the asset. If the carrying amount of the asset exceeds estimated expected undiscounted future cash flows, the Company measures the amount of impairment by comparing the carrying amount of the asset to its fair value. The estimation of fair value is generally measured by discounting expected future cash flows at the rate the Company utilizes to evaluate potential investments. The Company estimates fair value based on the information available in making whatever estimates, judgments and projections are considered necessary. There was no impairment of long-lived assets for the period ended December 31, 2011 and 2010.

BASIC AND DILUTED EARNINGS PER SHARE

Earnings per share (EPS) is calculated in accordance with the FASB ASC Topic 260, “Earnings Per Share.” Basic net income (loss) per share is based upon the weighted average number of common shares outstanding. Diluted net income (loss) per share is based on the assumption that all dilutive convertible shares and stock options were converted or exercised. Dilution is computed by applying the treasury stock method. Under this method, options and warrants are assumed to be exercised at the beginning of the period (or at the time of issuance, if later), and as if funds obtained thereby were used to purchase common stock at the average market price during the period. Potentially dilutive securities to purchase 100,000 shares of common stock were not included in the calculation of the diluted earnings per share as their effect would be anti-dilutive.

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

In accordance with ASC Topic 740-10, “Accounting for Uncertainty in Income Taxes — An Interpretation of FASB ASC Topic 740”, which requires income tax positions to meet a more-likely-than-not recognition threshold to be recognized in the financial statements.  Tax positions that previously failed to meet the more-likely-than-not threshold should be recognized in the first subsequent financial reporting period in which that threshold is met.  Previously recognized tax positions that no longer meet the more-likely-than-not threshold should be derecognized in the first subsequent financial reporting period in which that threshold is no longer met.

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

The Company has made a comprehensive review of its portfolio of tax positions in accordance with recognition standards established by ASC 740-10 and has not recognized any material uncertain tax positions.

In addition, companies in the PRC are required to pay business taxes consisting of 5% of income they derive from providing medical treatment, as well as city construction taxes and educational taxes which are 7% and 3%, respectively, of the business taxes. In April 2010, the Company was granted an exemption from these taxes until further notice from the tax bureau.

The Company had accrued approximately $40,000 for failure to file US tax returns and Form 5472 between the years 2006 to 2009. The Company is current with its required filings. In addition, the Company does not accrue United States income taxes on unremitted earnings from foreign operations, as it is the Company’s intention to invest these earnings in the foreign operations indefinitely.

TONGJI HEALTHCARE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2011 AND 2010

NOTE 2- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - continued

COMMITMENTS AND CONTINGENCIES

Certain conditions may exist as of the date the consolidated financial statements are issued. These conditions may result in a future loss to the Company but which will only be resolved when one or more future events occur or fail to occur. The Company’s management and legal counsel assess such contingent liabilities, and such assessment inherently involves an exercise of judgment. In assessing loss contingencies related to legal proceedings that are pending against the Company or unasserted claims that may result in such proceedings, the Company’s legal counsel evaluates the perceived merits of any legal proceedings or unasserted claims as well as the perceived merits of the amount of relief sought or expected to be sought.

If the assessment of a contingency indicates that it is probable that a material loss has been incurred and the amount of the liability can be estimated, then the estimated liability would be accrued. If the assessment indicates that a potential material loss contingency is not probable but is reasonably possible, or is probable but cannot be estimated, then the nature of the contingent liability, together with an estimate of the range of possible loss if determinable and material would be disclosed. Loss contingencies considered to be remote by management are generally not disclosed unless they involve guarantees, in which case the guarantee would be disclosed.

STATEMENT OF CASH FLOWS

In accordance with FASB ASC Topic 230, "Statement of Cash Flows," cash flows from the Company's operations are calculated based upon the local currencies. As a result, amounts related to assets and liabilities reported on the statement of cash flows will not necessarily agree with changes in the corresponding balances on the balance sheet.

EMPLOYEE BENEFIT COSTS

The Company contributes to a defined contribution retirement plan organized by the municipal government in the province in which the Company’s subsidiary is registered. The Company makes contributes for qualified employees that are eligible to participate in the plan.  Contributions to the plan are calculated at 30% of the employees’ salaries above a fixed threshold amount; employees contribute 8% and the Company’s subsidiary contributes the balance of 22%.  The Chinese government is responsible for the benefit liability to retired employees.  The Company has no other material obligation for the payment of retirement beyond the annual contribution.

STOCK-BASED COMPENSATION

For purposes of determining the variables used in the calculation of stock compensation expense under the provisions of FASB ASC Topic 505, “Equity” and FASB ASC Topic 718, “Compensation — Stock Compensation,” we perform an analysis of current market data and historical Company data to calculate an estimate of implied volatility, the expected term of the option and the expected forfeiture rate. With the exception of the expected forfeiture rate, which is not an input, we use these estimates as variables in the Black Scholes model. Depending upon the number of stock options granted, any fluctuations in these calculations could have a material effect on the results presented in our consolidated statement of operations. In addition, any differences between estimated forfeitures and actual forfeitures could also have a material impact on our financial statements.

Stock-based compensation costs that have been included in operating expenses amounted to $4,262 and $0, for the twelve months ended December 31, 2011 and 2010, respectively.

COMPREHENSIVE INCOME

The Company reports comprehensive income in accordance with FASB ASC Topic 220 “Comprehensive Income," which established standards for reporting and displaying comprehensive income and its components in a financial statement that is displayed with the same prominence as other financial statements.

Total comprehensive income is defined as all changes in stockholders' equity during a period, other than those resulting from investments by and distributions to stockholders (i.e., issuance of equity securities and dividends). Generally, for the Company, total comprehensive income (loss) equals net income (loss) plus or minus adjustments for currency translation.  Total comprehensive income (loss) represents the activity for a period net of related tax and was an income (loss) of $(169,689) and $(48,319) for the twelve months periods ended December 31, 2011 and 2010, respectively.

While total comprehensive income is the activity in a period and is largely driven by net earnings in that period, accumulated other comprehensive income or loss (“AOCI”) represents the cumulative balance of other comprehensive income as of the balance sheet date.  For the Company, AOCI is primarily the cumulative balance related to the currency adjustments and increased overall equity by $131,538 and $83,077 as of December 31, 2011 and  2010, respectively.

TONGJI HEALTHCARE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2011 AND 2010

NOTE 2- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - continued

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

GOING CONCERN

The accompanying consolidated financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern.  However, the Company has negative working capital of $9,849,936, an accumulated deficit of $581,741, and a stockholders’ deficit of $5,161 as of December 31, 2011.    The Company’s ability to continue as a going concern ultimately is dependent on the management’s ability to obtain equity or debt financing, attain further operating efficiencies, and achieve profitable operations. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might be necessary should the Company not be able to continue as a going concern.

Management has taken certain restructuring steps to provide the necessary capital to continue its operations. These steps included: 1) plan to convert existed related parties’ loans into equity, 2) to complete construction of the new hospital and begin generating revenue by the end of the next year, 3) plan to increase sales revenue with additional medical equipments. No assurances can be given that the steps taken will provide necessary capital for the Company to continue its operations.

NOTE 3- EQUIPMENT

Equipment as of December 31, 2011 and 2010 comprised the following:

	Estimated Useful Lives (Years)	December 31, 2011	December 31,2010
Office equipment	5-10	$84,773	$76,140
Medical equipment	5	3,053,237	1,318,680
Fixtures	10	111,500	118,203
Vehicles	5	43,818	42,246
Total equipments		3,293,328	1,555,269

Less accumulated depreciation		(1,135,595)	(925,181)

Equipment, net		$2,157,733	$630,088

Depreciation expense charged to operations was $174,807 and $209,801 for the year ended December 31, 2011 and 2010, respectively.

NOTE 4- CONSTRUCTION IN PROGRESS

The Company is constructing a new hospital on leased land. Costs capitalized primarily consists of payments for construction costs, acquisition cost, land rights cost, development expenditure, professional fees, and capitalized interest. The Company is required to make payments for construction costs of approximately $7,587,300 and any excess construction cost payments incurred during the construction phase. The land lease term will start upon completion of the new hospital construction. The new hospital is expected to be completed in February 2013.

The Company will amortize the cost of the hospital over the life of the land lease of twenty years. Capitalized interest was approximately $90,000 as of December 31, 2011.

TONGJI HEALTHCARE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2011 AND 2010

NOTE 5- CONTINGENCIES

On August 3, 2011, Guangxi Jingjian Real Estate Development Company (“Jingjian”) filed a civil suit against Nanning Tongji Hospital, Inc. (“Nanning Tongji”), a subsidiary of Tongji Healthcare Group (“Tongji” and together with Nanning Tongji, the “Company”) in the People’s Court in Qingxiu District, Nanning City, People’s Republic of China. In its complaint, Jingjian asserts a breach of contract claim against the Company, alleging that the Company has failed to make timely and total payment of the project transfer fee under certain Business Building Project Agreement between the Company and Jingjian (the “Agreement”). Jingjian seeks a total of RMB 3,162,500  (approximately $498,000) in the complaint, including payment of the remaining RMB 800,000 (approximately $126,000) project transfer fee and liquidated damages of RMB 2,362,500 (approximately $372,000) for late payment of such fee. The trial commenced on September 27, 2011 but no judgment has been entered as of the date of this Current Report. The Company believes that the liquidated damages are excessive and intends to vigorously defend the lawsuit. Pending a court decision, the Company had accrued approximately $160,000 as of December 31, 2011.

NOTE 6- MAJOR SUPPLIERS AND CUSTOMERS

The Company purchases the majority of its medicine supplies from Guangxi Tongji Medicine Co. Ltd., a related party with common major stockholders. Medicine purchased accounted for 74% and 61% of all medicine purchases for year ended December 31, 2011 and 2010. Amounts due were approximately $860,000 and $520,000 as of December 31, 2011 and December 31, 2010.

The Company had two major customers for the year ended December 31, 2011 and 2010: Nanning Social Insurance Center and Guangxi Province Social Insurance Center. Nanning Social Insurance Center accounted for 41% and 69% of revenue for the year ended December 31, 2011 and 2010. Guangxi Province Social Insurance Center accounted for 16% and 20% of revenue for the year ended December 31, 2011 and 2010.

As of December 31, 2011, accounts receivable due from Nanning Social Insurance Center and Guangxi Province Social Insurance Center was approximately $370,000 and $200,000, respectively.

NOTE 7- CAPITAL LEASE OBLIGATIONS

Sale and Lease Back

On March 25, 2011, the Company completed a financing arrangement with an independent third party to sell and leaseback certain machinery and equipment. The net carrying value of the machinery and equipment sold was $262,683. The machinery and equipment was sold for $371,517, of which $334,365 was received in cash and $37,152 was held as refundable deposit. The transaction has been accounted for as a financing arrangement, wherein the property remains on the Company’s books and will continue to be depreciated. A financing obligation in the amount of $371,517, representing the proceeds, has been recorded under “Note Payable” in the Company’s Balance Sheet, and is being reduced based on payments under the lease.   Note payable was $342,645 as of December 31, 2011.

The lease has a term of 5 years and requires minimum annual rental payments as follows:

Year Ending December 31	Amount
2012	$99,617
2013	99,617
2014	99,617
2015	99,617
2016	33,206
Total	$431,674

In October 2011, the Company entered into an agreement to lease certain machinery and equipment that are classified as capital leases. The cost of equipment under capital leases of approximately $1,430,000 is included in the Balance Sheet as property, plant, and equipment at December 31, 2011.  Accumulated depreciation of the leased equipment at December 31, 2011 was approximately $40,000. Depreciation of assets under capital leases is included in depreciation expense. Note payable was $1,365,277 as of December 31, 2011.

TONGJI HEALTHCARE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2011 AND 2010

NOTE 7- CAPITAL LEASE OBLIGATIONS - continued

The lease has a term of 5 years and requires minimum annual rental payments as follows:

Year Ending December 31	Amount
2012	$371,830
2013	371,830
2014	371,830
2015	371,830
2016	216,901
Total	$1,704,221

NOTE 8- OTHER PAYABLES

Other payable as of December 31, 2011 and December 31, 2010 consists of the following:

	December 31, 2011	December 31, 2010
Advance from customers	$4,267	$13,577
Welfare payable	60,492	69,285
Capital lease deposits paid by third party	335,677	-
Other payables	192,967	178,730
Total	$593,403	$261,592

NOTE 9- STOCKHOLDERS' EQUITY

Preferred Stock

As of December 31, 2011 and December 31, 2010, the Company has 20,000,000 shares of preferred stock authorized with a par value of $0.001. There are no shares issued and outstanding as of December 31, 2011.

 Common Stock

As of December 31, 2011 and December 31, 2010, the Company has 100,000,000 shares of common stock authorized with a par value of $0.001.

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

As of December 31, 2011, the Company had accumulated deficits of $581,741. Therefore, the Company did not appropriate a reserve for the statutory surplus reserve for the three months period ended December 31, 2011.

Stock Option

Stock-based compensation amounted to $4,262 and $0 for the year ended December 31, 2011 and 2010, respectively.

On March 3, 2011, an option to purchase 100,000 shares of common stock was granted to the Company’s CFO. The option vests in three equal installments starting on the first anniversary of grant and subsequent anniversaries thereafter, at an exercise price equivalent to the closing price per share of common stock on the date of grant.

The fair value of the option award is estimated on the date of grant using the Black Scholes model to be $15,400.   The valuation was based on the assumptions noted in the following table.

Expected volatility	105%
Expected Dividends	0%
Stock price	$0.24
Expected term (in years)	3 years
Risk-free rate	1.32%

TONGJI HEALTHCARE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2011 AND 2010

NOTE 9- STOCKHOLDERS' EQUITY - continued

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

The fair value of the option granted will be expensed according to following schedule:

Year	Expensed
2011	$4,262
2012	5,147
2013	5,133
2014	858
Thereafter	-
Total	$15,400

The following table summarizes stock option activity in the Company's stock-based compensation plans for the twelve months ended December 31, 2011.

	Number of Shares	Weighted Average Exercise Price	Aggregate Intrinsic Value (in thousands)	Number of Shares Exercisable
Outstanding at January 1, 2011	-	$-	$-	-
Granted	100,000	0.24	-	-
Exercised	-	-
Cancelled/expired	-	-

Outstanding at December 31, 2011	100,000	$0.24	$-	-

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

The following reconciles the components of the EPS computation for the year ended December 31, 2011 and 2010:

	Income	Shares	Per Share
	(Numerator)	(Denominator)	Amount
	US$		US$
For the year ended December 31, 2011:
Net loss	(218,150)
Basic EPS loss available to common stockholders	(218,150)	15,812,191	(0.014)
Effect of dilutive securities:
Diluted EPS income available to common stockholders	(218,150)	15,812,191	(0.014)

For the year ended December 31, 2010:
Net loss	(56,232)
Basic EPS loss available to common stockholders	(56,232)	15,812,191	(0.004)
Effect of dilutive securities:
Diluted EPS income available to common stockholders	(56,232)	15,812,191	(0.004)

TONGJI HEALTHCARE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2011 AND 2010

NOTE 11- RELATED PARTY TRANSACTIONS AND COMMITMENTS

Due from/to Related Parties

The Company has entered into agreements with Nanning Tongji Chain Pharmacy Co. Ltd., Guangxi Tongji Medicine Co. Ltd., and Nanning Switch Factory whereby the Company from time to time will advance amounts to assist them in their operations. The three companies have common major stockholders. The advanced amounts accrue interest at a rate of 1.5% per annum. The amount receivable as of December 31, 2011 and December 31, 2010 was $54,246 and $47,865, respectively. Interest income for the year ended December 31, 2011 and 2010 were approximately $770 and $864, respectively.

The Company has entered into an agreement with the Chairman and a stockholder of the Company, Nanning Tongji Chain Pharmacy Co. Ltd., Guangxi Tongji Medicine Co. Ltd., and Nanning Tongji Electric Coating Factory, whereby the Company from time to time will be advanced amounts to assist them in their operations. The advanced amounts accrue interest at a rate of 1.5% per annum. As of December 31, 2011 and December 31, 2010, $9,542,604 and $5,928,509 were payable to these related parties respectively.  Interest expenses for the year ended December 31, 2011 and 2010 were $103,703 and $89,538 respectively.

Rental Commitments

The Company has entered into a lease agreement for their hospital with Guangxi Tongji Medicine Co. Ltd that expires December 2014. The monthly lease payment is approximately $2,500. The Company also in the process of cooperating with Guangxi Construction Engineering Corporation Langdong 8th Group in building a new 600-bed hospital in Nanning, China. It expects the new hospital to be completed by February 2013. The hospital is being constructed by Guangxi Construction Engineering Corporation Langdong 8th Group and, when completed, the land will be leased by the Company for a twenty-year term. The annual lease payments will gradually increase each year. Based on the exchange rate at December 31, 2011, minimum future lease payments are as follows:

	Related Party	Non-Related Party	Total
1-5 years	$93,131	$2,478,559	$2,571,690
6-10 years	-	2,871,980	2,871,980
11-15 years	-	3,265,402	3,265,402
16-20 years	-	3,564,403	3,564,403
Total	$93,131	$12,180,344	$12,273,475

Item 9.     Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

On July 11, 2011, the board of directors dismissed Windes & McClaughry Accountancy Corporation (“Windes”) as our independent registered public accounting firm and appointed EFP Rotenberg & Co., LLP (“Rotenberg”) as our new independent registered public accounting firm. The decision to appoint Rotenberg as our new independent registered public accounting firm was approved by our board of directors on July 7, 2011.

Windes’ audit report on the Company’s financial statements for the year ended December 31, 2010 did not contain an adverse opinion or disclaimer of opinion, or was qualified or modified as to uncertainty, audit scope or accounting principles except that Windes had raised substantial doubt about the Company’s ability to continue as a going concern.

During our two most recent fiscal years and through the date of this report, we have had no disagreements with Windes on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of Windes, would have caused it to make reference to the subject matter of such disagreements in its report on our financial statements for such periods.

New Independent Registered Public Accounting Firm

Our board of directors appointed Rotenberg as our new independent registered public accounting firm effective as of July 11, 2011. During the two most recent fiscal years and through the date of our engagement, we did not consult with Rotenberg regarding either (1) the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on our financial statements, or (2) any matter that was either the subject of a disagreement (as defined in Regulation S-K Item 304(a)(1)(v)), during the two most recent fiscal years.

Prior to engaging Rotenberg, Rotenberg did not provide our Company with either written or oral advice that was an important factor considered by our Company in reaching a decision to change our independent registered public accounting firm from Windes to Rotenberg.

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

As of December 31, 2011, our management, under the supervision of and with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as required by Rules 13a-15(b) and 15d-15(b) under the Exchange Act.  Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of December 31, 2011 as a result of the material weaknesses identified in our internal control over financial reporting.  These material weaknesses are discussed in “Management’s Report on Internal Control over Financial Reporting” below.  Our management considers our internal control over financial reporting to be an integral part of our disclosure controls and procedures.

Item 9A.  Controls and Procedures. - continued

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

As of December 31, 2011, our management, under the supervision of and with the participation of the Chief Executive Officer and the Chief Financial Officer, evaluated the effectiveness of our internal control over financial reporting as required by Rules 13a-15(c) and 15d-15(c) under the Exchange Act.  In making this assessment, Management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control – Integrated Framework, including the following five framework components: i) control environment, ii) risk assessment, iii) control activities, iv) information and communications, and v) monitoring.

Our management evaluated the design and operating effectiveness of our internal control over financial reporting as part of this assessment, using its knowledge and understanding of our organization, operations, and processes, to determine, in its judgment, the sources and potential likelihood of misstatements in financial reporting.  Based on this assessment, our management, including the Chief Executive Officer and Chief Financial Officer, has concluded that our internal control over financial reporting was not effective as of December 31, 2011.

Specifically, our management identified certain matters involving internal control and our operations that it considered to be material weaknesses.  As defined in the Exchange Act, a material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the registrant's annual or interim financial statements will not be prevented or detected on a timely basis.  The material weaknesses identified by our management as of December 31, 2011, are described below:

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

Item 9A.  Controls and Procedures. - continued

Our management believes that the pervasive nature of these control deficiencies, when aggregated, impact all significant accounts and disclosures and rise to the level of a material weakness.

•
The full implementation of, and related training for, our newly-formalized IT policies and procedures were still in process at year-end.  Accordingly, we lacked sufficiently-trained personnel to provide for adequate segregation of duties within the accounting system and effective oversight of controls over access, change, data, and security management.  Because this control deficiency, and the related segregation of duties constraints, is pervasive in nature and impacts all significant accounts, our management believes this deficiency rises to the level of a material weakness.

2012 Planned Remediation

As financial conditions permit, we plan to take the following actions to improve our internal control over financial reporting, including actions to remediate those material weaknesses identified in 2011.

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

Item 9A.  Controls and Procedures. - continued

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

Changes in Internal Control over Financial Reporting

No changes in the Company's internal control over financial reporting has come to management's attention during the Company's last quarter that have materially affected, or are likely to materially affect, the Company's internal control over financial reporting.

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

Item 10.   Directors, Executive Officers and Corporate Governance. - continued

The following table sets forth certain information concerning our directors and executive officers:

Name	Age	Position

Yunhui Yu	48	Chairman of the board, Chief Executive Officer, President
Eric Zhang	38	Chief Financial Officer
Jinsong Zhang	43	Chief Administrative Officer
Jingxi Lu	65	Vice President and a Director
Jialin Zhang	70	Vice President and a Director
Lin Lin	65	Vice President and a Director
Xiangwei Zeng	68	Vice President and a Director

Yunhui Yu is our founder and has been our Chief Executive Officer, President and one of our directors since October 2003. Since October 1999 Mr. Yu has also been the Chief Executive Officer and a director of Guangxi Tongji Medicine Co., Ltd., an affiliated company which operates pharmacies in China. Mr. Yu received his bachelor's degree in medicine from the First Military Medical University of the People's Liberation Army of China in August 1984. Mr. Yu holds a license as a physician from the Chinese Ministry of Health. The Board has concluded that Mr. Yu is qualified to serve on the Board because he is familiar with our business and capable of identifying strategic priorities and executing our business strategy.

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

Jingxi Lu has been one of our vice presidents since January 2004. In October 2006 Mr. Lu became one of our directors. Between July 1973 and December 2003 Mr. Lu was an orthopaedic surgeon at the Nanning No.1 People's Hospital. Mr. Lu received his bachelor's degree from Guangxi Medicine University in August 1968 and holds a license as a physician from the Chinese Ministry of Health. Mr. Lu’s education and background provides the Board with insight of the industry and medical practice.

Jialin Zhang has been one of our vice presidents since October 2004. In October 2006 Mr. Zhang became one of our directors. Between 1964 and October 2004, Mr. Zhang was a surgeon at several hospitals, including the People's Hospital of Du'an County and the Red Cross Hospital. Mr. Zhang received his bachelor's degree from Guangxi Medicine University in August 1964 and holds a license as physician from the Chinese Ministry of Health. Mr. Zhang is qualified to serve on the Board based on his education and extensive experience in the medial practice.

Lin Lin has been one of our vice presidents since May 2005. In October 2006 Mr. Lin became one of our directors. Between February 1977 and May 2005 Mr. Lin was the director of Internal Medicine at the Guangxi Ethical Hospital. Mr. Lin received a bachelor's degree from Guangxi Medicine University in July 1968 and holds a license as a physician from the Chinese Ministry of Health. Mr. Lin is qualified to serve on the Board based on his familiarity of our business and his education background.

Item 10.   Directors, Executive Officers and Corporate Governance. - continued

Xiangwei Zeng has been one of our vice presidents since March 2005. In October 2006 Mr. Zeng became one of our directors. Between 2000 and December 2004, Mr. Zeng was the director of physicians at the Guanxi Medicine University Hospital. Mr. Zeng received his bachelor's degree from Guangxi Medicine University in July of 1967 and holds a license as a physician from the Chinese Ministry of Health. Mr. Zeng is qualified to serve on the Board because of his past experience in managing another hospital and his education background.

None of our directors are independent as that term is defined by the rules of the New York Stock Exchange.

Directors serve in such capacity until the next annual meeting of our stockholders and until their successors have been elected and qualified. Our officers serve at the discretion of our Board of Directors, until their death, or until they resign or have been removed from office. There are no family relationships among our executive officers and directors.

Compensation Committee Interlocks and Insider Participation

Our directors act as our compensation committee. During the year ended December 31, 2011, all of our directors participated in deliberations concerning executive officer compensation.

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

•
Been the subject to, or a party to, any sanction or order, not subsequently reverse, suspended or vacated, of any self-regulatory organization, any registered entity, or any equivalent exchange, association, entity or organization that has disciplinary authority over its members or persons associated with a member.

In 2011, our Board of Directors had 2 meetings, including meetings that were held by means of a conference telephone call, but excluding actions taken by unanimous written consent.

Audit Committee Financial Expert

We have not yet established an audit committee.  At the present time, we believe that the members of Board of Directors are collectively capable of analyzing and evaluating our financial statements and understanding internal controls and procedures for financial reporting.  We do, however, recognize the importance of good corporate governance and  intend to appoint an audit committee comprised entirely of independent directors, including at least one financial expert, in the near future.

Item 10.   Directors, Executive Officers and Corporate Governance. - continued

Compensation Committee

We do not presently have a compensation committee. Our board of directors currently acts as our compensation committee.

Nominating Committee

We do not presently have a nominating committee. Our board of directors currently acts as our nominating committee.

Code of Ethics

We do not presently have a code of ethics. However, we intend to adopt such a code of ethics in the future.

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

Based solely on our review of the copies of such reports received by us and on written representations by our officers and directors regarding their compliance with the applicable reporting requirements under Section 16(a) of the Exchange Act, we believe that, with respect to the year ended December 31, 2011, our officers and directors, and all of the persons known to us to own more than 10% of our common stock, filed all required reports on a timely basis.

Item 11.    Executive Compensation.

Executive Compensation

The following table sets forth information with respect to the compensation of each of the named executive officers for services provided in all capacities to the Company and its subsidiaries in the years ended December 31, 2011 and 2010 in their capacity as such officers.  Mr. Yunhui Yu, our chief executive officer, president and also one of our directors, receives no additional compensation for his services in his capacity as director. No other executive officer or former executive officer received more than $100,000 in compensation in the years reported below.

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Yunhui Yu	2011	--	--	--	--	--	--	--	--
Chief Executive Officer, President and Director	2010	15,977	--	--	--	--	--	--	15,977
Eric Zhang	2011	25,000	--	4,262	--	--	--	--	29,262
Chief Financial Officer	2010	--	--	--	--	--	--	--	--
Weidong Huang	2011	--	--	--	--	--	--	--	--
Ex-Chief Financial Officer*	2010	5,326	--	--	--	--	--	--	5,326

* Weidong Huang resigned as our Chief Financial Officer for personal reasons on December 20, 2010.

Stock Options.

We granted an option to purchase 100,000 shares of our common stock, at a per share price of $ 0.24,  to our CFO on March 3, 2011. The option will vest in three equal installments starting on the first anniversary of grant and subsequent anniversaries thereafter.

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

Employment Agreements

We entered into an Employment Agreement with Eric Zhang, our CFO, dated March 3, 2011, pursuant to which, Mr. Zhang is to receive an annual salary of $25,000 per year for his service.  In addition, we granted an option to Mr. Zhang to purchase 100,000 shares of our common stock, which shall vest in three equal installments starting on the first anniversary of the grant.  The exercise price shall be the closing price as quoted on OTC Bulletin Board on the date of grant.  Except as disclosed herein, we do not have any employments agreements with our officers and employees.

Item 11.    Executive Compensation. - continued

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

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table shows, as of March 26, 2012, the common stock ownership of (i) each person  known by us to be the  beneficial  owner of five  percent or more of our common stock,  (ii) each officer and director and (iii) all officers and directors as a group.  Except as otherwise  indicated,  each person has sole voting and  investment  power with  respect to the shares of common stock shown, and all ownership is of record and beneficial.

	Number		Percentage
Name and Address	of Shares		of Outstanding Shares (1)
	Beneficially Owned (1)

Yunhui Yu	7,000,000	(2)	44.27%
Chairman and CEO
No. 5 Beiji Road
Nanning, China 530011

Eric Zhang	--		--
Chief Financial Officer
No. 5 Beiji Road
Nanning, China 530011

Jinsong Zhang	72,000		*
Chief Administrative Officer
No. 5 Beiji Road
Nanning, China 530011

Jingxi Lv	10,000		*
Director
Dormitories 32-402 of Nanning #1
Hospital, Jingwen Road
Nanning, China

Jialin Zhang	2,000		*
Director
Longxiangju Num.201, Qingxiu Village,
Qingshan Road
Nanning, China

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters. - continued

Lin Lin	1,000		*
Director
Mingxiu East Road 232-15-1
Nanning, China

Xiangwei Zeng	--		--
Director
Jiangnan District
Nanning, China

Liyu Chen	3,000,000	(2)	18.97%
Jinhu Road #22
Mingdu Park 32221
Nanning, China

All officers and directors as	7,085,000		44.81%
a group (7 persons)

*   Less than 1%

(1)
In determining beneficial ownership of our common stock as of a given date, the number of shares shown includes shares of common stock which may be acquired on exercise of warrants or options or conversion of convertible securities within 60 days of that date. In determining the percent of common stock owned by a person or entity on March 26, 2012, (a) the numerator is the number of shares of the class beneficially owned by such person or entity, including shares which may be acquired within 60 days on exercise of warrants or options and conversion of convertible securities, and (b) the denominator is the sum of (i) the total shares of common stock outstanding on March 26, 2012 (15,812,191), and (ii) the total number of shares that the beneficial owner may acquire upon conversion of the preferred and on exercise of the warrants and options. Unless otherwise stated, each beneficial owner has sole power to vote and dispose of its shares.

(2)
Liyu Chen is the wife of Yunhui Yu and she beneficially owns 3,000,000 shares of our common stock or 18.9%. Ownership of shares of our common stock by Mr. Yu does not include ownership of shares of our common stock by Ms. Chen, likewise, ownership of shares of our common stock by Ms. Chen does not include ownership of shares of our common stock by Mr. Yu.

(3)	Includes an option to purchase 100,000 shares of our common stock at a per share price of $ 0.24.

Item 13.   Certain Relationships and Related Transactions, and Director Independence.

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

We also purchase about 74% of drugs and medications which we use and sell in our hospital from Guangxi Tongji Medicine Co., Ltd., a company controlled by our chief executive officer, Yunhui Yu, at prevailing market prices set in a supply contract.

Guangxi Tongji Medicine Co. Ltd. has either loaned money to us or has borrowed money from us, which was used in their or our operations. As of December 31, 2011, we had approximately $5,835,000  payable to Guangxi Tongji Medicine Co. Ltd. Guangxi Tongji Medicine Co. Ltd. is considering turning the loan into investment in the Company.

Item 13.   Certain Relationships and Related Transactions, and Director Independence. - continued

Nanning Switch Factory, a company controlled by our chief executive officer, Yunhui Yu, has lent us money which we have used in our operations. As of December 31, 2011 and 2010 we owed Nanning Switch Factory approximately $58,000 and $46,000, respectively. We plan to pay off the loan with either the cash from our operation or financing in 2012.

We have borrowed funds from Nanning Tongji Chain Pharmacy Co., Ltd., a company controlled by our chief executive officer, Yunhui Yu, to assist in our operations. As of December 31, 2011 and 2010, we owed Nanning Tongji Chain Pharmacy Co., Ltd., approximately $446,000 and $590,000 respectively. We plan to pay off the loan with either the cash from our operation or financing in 2012.

Nanning Tongji Electric Coating Factory, a company controlled by our chief executive officer, Yunhui Yu, has also lent us money which we have used in our operations. As of December 31, 2011, we owed Nanning Tongji Electric Coating Factory approximately $24,000. We plan to pay off the loan with either the cash from our operation or financing in 2012.

Yunhui Yu, our Chief Executive Officer and one of our directors, has also loaned us money which we have used in our operations. As of December 31, 2011 and 2010 we owed Mr. Yu approximately $1,100,000 and $1,100,000, respectively.

Liyu Chen, one of our shareholders, has also loaned us money which we have used in our operations. As of December 31, 2011 and 2010 we owed Ms. Chen approximately $2,100,000 and $2,100,000, respectively. Liyu Chen is the wife of Yunhui Yu.

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

Independent Directors

None of our Board of Directors is an independent director, as such term is defined by the rules of the New York Stock Exchange,

Item 14.    Principal Accounting Fees and Services.

We were billed by EFP Rotenberg LLP, an independent public accounting firm, for the following professional services they performed for us during the year ended December 31, 2011 as set forth in the table below.

	Year Ended December 31,
	2010	2011
Audit fees	$-	$30,000
Audit-related fees	$--	$--
Tax fees	$--	$--
All other fees	$--	$--

We were billed by Windes & McClaughry Accountancy Corporation, an independent public accounting firm, for the following professional services they performed for us during the year ended December 31, 2010 as set forth in the table below.

	Year Ended December 31,
	2010	2011
Audit fees	$30,000	$--
Audit-related fees	$4,906	$--
Tax fees	$--	$--
All other fees	$--	$--

Our Board of Directors pre-approves all audit and non-audit services performed by the Company's auditor and the fees to be paid in connection with such services.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENTS SCHEDULES

Number	Exhibit

2	Plan of Merger*

3.1	Articles of Incorporation*

3.2	Bylaws*

10.1	Employment Contracts*

10.2	Hospital Lease*

10.3	Agreement with Guangxi Tongji Medicine Co., Ltd. *

10.4	Agreement for Medicare Service - The Management Center of Social Medical Treatment Insurance of Nanning.*

10.5	Agreement for Medicare Service - Social Security Department of Guangxi Zhuang Municipality*

16.1	Letter re Change in Certifying Accountant **

21.1	List of Subsidiaries *

31.1	Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Principal Executive Officer pursuant to U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Principal Financial Officer pursuant to U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase

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

Tongji Healthcare Group, Inc

Date: April 16, 2012	By:	/s/ Yunhui Yu
Yunhui Yu President and Chief Executive Officer

Date: April 16, 2012	By:	/s/ Eric Zhang
Eric Zhang Chief Financial Officer (Principal Financial Officer)

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Yunhui Yu	President, Chief Executive Officer	April 16, 2012
Yunhui Yu	Chairman of the Board of Directors and Director (Principal Executive Officer)

/s/ Eric Zhang	Chief Financial Officer	April 16, 2012
Eric Zhang	(Principal Financial and Accounting Officer)

/s/ Xiangwei Zeng	Vice President and a Director	April 16, 2012
Xiangwei Zeng

/s/ Jingxi Lu	Vice President and a Director	April 16, 2012
Jingxi Lu

/s/ Jialin Zhang	Vice President and a Director	April 16, 2012
Jialin Zhang

/s/ Lin Lin	Vice President and a Director	April 16, 2012
Lin Lin