Form 10-Q
period 2012-03-31
Tongji Healthcare Group, Inc.
filed 2012-05-15
CIK 1389518

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

 (Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

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

Indicate the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:

As of May 15, 2012, there are 15,812,191 shares of $0.001 par value common stock issued and outstanding.

FORM 10-Q
TONGJI HEALTHCARE GROUP, INC.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

The unaudited condensed consolidated financial statements of registrant as of March 31, 2012 and December 31, 2011 and for the three months ended March 31, 2012 and 2011 follow.  The condensed consolidated financial statements reflect all adjustments which are, in the opinion of management, necessary for a fair presentation of the results for the interim periods presented.  All such adjustments are of a normal and recurring nature.

TONGJI HEALTHCARE GROUP, INC.
CONSOLIDATED BALANCE SHEETS

	March 31, 2012	December 31, 2011
	(Unaudited)
ASSETS

Current Assets
Cash and cash equivalents	$25,438	$32,126
Accounts receivable, net	526,849	557,523
Due from related parties	54,774	54,246
Medicine supplies	178,774	165,368
Prepaid expenses and other current assets	2,157	2,925

Total Current Assets	787,992	812,188

Equipment, net	2,071,795	2,157,733

Construction in progress	9,866,135	9,060,115

Long term deposits	182,266	181,053

TOTAL ASSETS	$12,908,188	$12,211,089

LIABILITIES AND SHAREHOLDERS' DEFICIT

Current Liabilities
Accounts payable and accrued expenses	$268,724	$213,204
Due to related parties	10,346,117	9,542,604
Other payables	596,998	593,403
Current portion of notes payable	323,053	312,913

Total Current Liabilities	11,534,892	10,662,124

Notes payable	1,320,515	1,395,009
Contingent liability	163,107	159,117

Total Liabilities	13,018,514	12,216,250

Commitments and contingencies

STOCKHOLDERS' DEFICIT
Preferred stock; $0.001 par value, 20,000,000 shares authorized and none issued and outstanding
Common stock; $0.001 par value, 100,000,000 shares authorized and 15,812,191 shares issued and outstanding as of March 31, 2012 and December 31, 2011 respectively	15,812	15,812
Additional paid in capital	430,509	429,230
Accumulated deficit	(685,495)	(581,741)
Accumulated other comprehensive income	128,848	131,538

Total Stockholders' Deficit	(110,326)	(5,161)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$12,908,188	$12,211,089

The accompanying notes are an integral part of these consolidated financial statements.

TONGJI HEALTHCARE GROUP, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
FOR THE THREE MONTH PERIODS ENDED MARCH 31
(UNAUDITED)

	2012	2011

OPERATING REVENUE
In-patient service revenue	$349,255	$395,708
Out-patient service revenue	286,236	228,281
Total operating revenue	635,491	623,989

OPERATING EXPENSES
Salary and fringes	182,938	138,404
Medicine and supplies	328,411	245,011
Administrative expenses	42,638	55,998
Depreciation expenses	110,142	38,502
Other operating expenses	46,049	65,251
Total operating expenses	710,178	543,166

INCOME (LOSS) FROM OPERATIONS	(74,687)	80,823

OTHER INCOME (EXPENSE)
Other income (expense)	12,103	(289)
Interest expense, net of income	(41,170)	(19,191)
Total Other Expense	(29,067)	(19,480)

INCOME (LOSS) BEFORE INCOME TAXES	(103,754)	61,343

Provision for income taxes	-	-

NET INCOME (LOSS)	(103,754)	61,343

Foreign currency translation gain (loss)	(2,690)	1,461

COMPREHENSIVE INCOME (LOSS)	$(106,444)	$62,804

Net Income (loss) per common stock-Basis and Diluted	$(0.007)	$0.004

Weighted average common stock outstanding
Basic and Diluted	15,812,191	15,812,191

The accompanying notes are an integral part of these consolidated financial statements.

TONJI HEALTHCARE GROUP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTH PERIODS ENDED MARCH 31
(UNAUDITED)

	2012	2011

Cash flows from operating activities:
Net Income (loss)	$(103,754)	$61,343
Adjustments to reconcile net income (loss) to
Cash provided by operating activities:
Depreciation expense	110,142	38,502
Stock option expense	1,279	-
Increase/(decrease) in assets and liabilities:
Accounts receivable	34,489	(100,208)
Medical supplies	(12,326)	(55,690)
Prepaid expense and other current assets	788	(3,636)
Accounts payable and accrued expenses	54,218	60,927
Other payables	(383)	457
Total adjustments	188,207	(59,648)

Net Cash Provided By Operating Activities	84,453	1,695

Cash flows from investing activities:
Acquisitions of fixed assets	(9,510)	(13,981)
Additions to construction in progress	(747,044)	(377,235)
Due from related parties	(165)	(1,439)

Net Cash Used in Investing Activities	(756,719)	(392,655)

Cash flows from financing activities:
Payments of capital lease	(75,977)	-
Stock issuance	-	394
Due to related parties	741,291	220,367

Net Cash Provided by Financing Activities	665,314	220,761

Effects of foreign currency translation	264	760

Net decrease in cash and cash equivalents	(6,688)	(169,439)

Cash and cash equivalents-beginning of period	32,126	209,586

Cash and cash equivalents-ending of period	$25,438	$40,147

Cash paid during the year for:
Income taxes	$-	$-
Interest	$42,952	$-

The accompanying notes are an integral part of these consolidated financial statements.

TONGJI HEALTHCARE GROUP, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2012
(UNAUDITED)

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

NOTE 2- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accompanying unaudited condensed consolidated financial statements have been prepared by management without audit pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted as allowed by such rules and regulations, and management believes that the disclosures are adequate to make the information presented not misleading. These condensed consolidated financial statements include all of the adjustments, which, in the opinion of management, are necessary to a fair presentation of financial position and results of operations. All such adjustments are of a normal and recurring nature. Interim results are not necessarily indicative of results for a full year. The condensed consolidated balance sheet information as of December 31, 2011 was derived from the audited consolidated financial statements included in the Form 10-K. These condensed consolidated financial statements should be read in conjunction with the audited financial statements in the Company’s Annual Report on Form 10-K for the fiscal year ended on December 31, 2011 (“Form 10-K”), filed with the Commission on April 16, 2012.

TONGJI HEALTHCARE GROUP, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2012
(UNAUDITED)

NOTE 2- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - continued

This summary of significant accounting policies of the Company is presented to assist in understanding the Company’s consolidated financial statements. The consolidated financial statements and notes are representations of the Company’s management, which is responsible for their integrity and objectivity. These accounting policies conform to generally accepted accounting principles and have been consistently applied in the preparation of the condensed consolidated financial statements and the Form 10K.

PRINCIPLES OF CONSOLIDATION

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiary NTH. All intercompany accounts and transactions have been eliminated in consolidation.

CASH AND CASH EQUIVALENTS

For purposes of the statements of cash flows, the Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents. A substantial amount of the Company’s cash is held in bank accounts in the People’s Republic of China (“PRC” or China) and is not protected by Federal Deposit Insurance Corporation (FDIC) insurance or any other similar insurance. Cash held in China amounted to $25,438 as of March 31, 2012. Given the current economic environment and the financial condition of the banking industry, there is a risk that the deposits may not be readily available or covered by such insurance. The Company has had no loss of cash in domestic or foreign banks in past years.

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

TONGJI HEALTHCARE GROUP, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2012
(UNAUDITED)

NOTE 2- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - continued

The exchange rates used to translate amounts in RMB into USD for the purposes of preparing the financial statements were as follows:

March 31, 2012
Balance sheet	RMB 6.31 to US $1.00
Statement of income and other comprehensive income	RMB 6.30 to US $1.00

December 31, 2011
Balance sheet	RMB 6.35 to US $1.00
Statement of income and other comprehensive income	RMB 6.45 to US $1.00

March 31, 2011
Balance sheet	RMB 6.55 to US $1.00
Statement of income and other comprehensive income	RMB 6.57 to US $1.00

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

TONGJI HEALTHCARE GROUP, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2012
(UNAUDITED)

NOTE 2- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - continued

The Company has estimated a bad debt allowance of approximately $42,000 as of March 31, 2012 and December 31, 2011.

FAIR VALUE OF FINANCIAL INSTRUMENTS

The Company applies the provisions of FASB ASC Topic 825, which requires all entities to disclose the fair value of financial instruments, both assets and liabilities recognized and not recognized on the balance sheet, for which it is practicable to estimate fair value, and defines fair value of a financial instrument as the amount at which the instrument could be exchanged in a current transaction between willing parties. As of March 31, 2012 and December 31, 2011 the fair value of cash and cash equivalents, accounts receivable, accounts payable and accrued expenses, notes payable and other payables approximated the carrying value due to the short maturity of the instruments, quoted market prices or interest rates which fluctuate with market rates except for related party debt or receivables for which it is not practicable to estimate fair value.

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

The availability of inputs observable in the market varies from instrument to instrument and depends on a variety of factors including the type of instrument, whether the instrument is actively traded, and other characteristics particular to the transaction. For many financial instruments, pricing inputs are readily observable in the market, the valuation methodology used is widely accepted by market participants, and the valuation does not require significant management discretion. For other financial instruments, pricing inputs are less observable in the market and may require management judgment.

TONGJI HEALTHCARE GROUP, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2012
(UNAUDITED)

NOTE 2- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - continued

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

EQUIPMENT

Equipment is recorded at cost. Depreciation is computed over the estimated useful lives of the related asset type using the straight-line method. Maintenance and repairs are expensed as incurred and the costs of additions and betterments that increase the useful lives of the assets are capitalized. When equipment is disposed, the cost and related accumulated depreciation are removed from the accounts and any gain or loss is included in other income or expenses.

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

CAPITALIZATION OF INTEREST

Interest cost is capitalized for qualifying assets when the portion of the interest cost incurred during the assets' acquisition periods could have been avoided if expenditures for the assets had not been made. The amount capitalized in an accounting period is determined by applying the capitalization rate to the average amount of accumulated expenditures for the asset during the period. The capitalization rates used in an accounting period is based on the rates applicable to borrowings outstanding during the period.

Capitalization period covers the duration of the activities required to get the asset ready for its intended use, provided that expenditures for the asset have been made and interest cost is being incurred. Interest capitalization continues as long as those activities and the incurrence of interest cost continue.

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

The Company tests long-lived assets for recoverability at least annually or more frequently upon the occurrence of an event or when circumstances indicate that the net carrying amount is greater than its fair value. Assets are grouped and evaluated at the lowest level for their identifiable cash flows that are largely independent of the cash flows of other groups of assets. The Company considers historical performance and future estimated results in its evaluation of potential impairment and then compares the carrying amount of the asset to the future estimated cash flows expected to result from the use of the asset. If the carrying amount of the asset exceeds estimated expected undiscounted future cash flows, the Company measures the amount of impairment by comparing the carrying amount of the asset to its fair value. The estimation of fair value is generally measured by discounting expected future cash flows at the rate the Company utilizes to evaluate potential investments. The Company estimates fair value based on the information available in making whatever estimates, judgments and projections are considered necessary. There was no impairment of long-lived assets for the periods ended March 31, 2012 and 2011.

TONGJI HEALTHCARE GROUP, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2012
(UNAUDITED)

NOTE 2- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - continued

BASIC AND DILUTED EARNINGS PER SHARE

Earnings per share (EPS) is calculated in accordance with the FASB ASC Topic 260, “Earnings Per Share.” Basic net income (loss) per share is based upon the weighted average number of common shares outstanding. Diluted net income (loss) per share is based on the assumption that all dilutive convertible shares and stock options were converted or exercised. Dilution is computed by applying the treasury stock method. Under this method, options and warrants are assumed to be exercised at the beginning of the period (or at the time of issuance, if later), and as if funds obtained thereby were used to purchase common stock at the average market price during the period. Potentially dilutive securities to purchase 100,000 shares of common stock were not included in the calculation of the diluted earnings per share as their effect would be anti-dilutive for the period ended March 31, 2012. During the three month period ended March 31, 2011, the average market price of the common stock during the period was less than the exercise price of the stock options. Accordingly, the stock options were anti-dilutive and have not been included in the calculation of diluted earnings per share.

INCOME TAXES

FASB ASC Topic 740, "Income Taxes” requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred income taxes are recognized for the tax consequences in future years of differences between the tax bases of assets and liabilities and their financial reporting amounts at each period end based on enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized.

In accordance with ASC Topic 740-10, “Accounting for Uncertainty in Income Taxes — An Interpretation of FASB ASC Topic 740” , which requires income tax positions to meet a more-likely-than-not recognition threshold to be recognized in the financial statements. Tax positions that previously failed to meet the more-likely-than-not threshold should be recognized in the first subsequent financial reporting period in which that threshold is met. Previously recognized tax positions that no longer meet the more-likely-than-not threshold should be derecognized in the first subsequent financial reporting period in which that threshold is no longer met.

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
March 31, 2012
(UNAUDITED)

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

Stock-based compensation costs that have been included in operating expenses amounted to $1,279 and $395, for the three month periods ended March 31, 2012 and 2011, respectively.

TONGJI HEALTHCARE GROUP, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2012
(UNAUDITED)

NOTE 2- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - continued

COMPREHENSIVE INCOME

The Company reports comprehensive income in accordance with FASB ASC Topic 220 “Comprehensive Income," which established standards for reporting and displaying comprehensive income and its components in a financial statement that is displayed with the same prominence as other financial statements.

Total comprehensive income is defined as all changes in stockholders' equity during a period, other than those resulting from investments by and distributions to stockholders (i.e., issuance of equity securities and dividends). Generally, for the Company, total comprehensive income (loss) equals net income (loss) plus or minus adjustments for currency translation. Total comprehensive income (loss) represents the activity for a period net of related tax and was an income (loss) of $(106,444) and 62,804 for the three months periods ended March 31, 2012 and 2011, respectively.

While total comprehensive income is the activity in a period and is largely driven by net earnings in that period, accumulated other comprehensive income or loss (“AOCI”) represents the cumulative balance of other comprehensive income as of the balance sheet date. For the Company, AOCI is primarily the cumulative balance related to the currency adjustments and increased overall equity by $128,848 and $131,538 as of March 31, 2012 and December 31, 2011, respectively.

RECENT ACCOUNTING PRONOUNCEMENTS

In July 2011, ASU 2011-07 was issued for fiscal years and interim periods within those fiscal years beginning after December 15, 2011. The amendments in this Update require certain health care entities to change the presentation of their statement of operations be reclassifying the provision for bad debts associated with patient service revenue from an operating expense to a deduction from patient service revenue (net of contractual allowances and discounts). Additionally, those health care entities are required to provide enhanced disclosure about their policies for recognizing revenue and assessing bad debts. The amendments also require disclosures of patient service revenue (net of contractual allowances and discounts) as well as qualitative and quantitative information about changes in the allowance for doubtful accounts. The adoption of this amendment does not have a material effect on the financial position, results of operations, or cash flows of the Company.

In June 2011, the FASB issued an update to ASC Topic 220 “Comprehensive Income” that amends the presentation of comprehensive income in the financial statements by requiring an entity to present the total of comprehensive income, the components of net income and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. The update also eliminates the option to present the components of other comprehensive income as part of the statement of equity. The guidance is effective for interim and annual reporting periods beginning on or after December 15, 2011, with early adoption permitted. The adoption of this guidance will not have a material effect on the Company’s financial condition, results of operations or cash flows.

TONGJI HEALTHCARE GROUP, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2012
(UNAUDITED)

NOTE 2- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - continued

GOING CONCERN

The accompanying consolidated financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern. However, the Company has negative working capital of $10,746,900, an accumulated deficit of $685,495, and a stockholders’ deficit of $110,326 as of March 31, 2012. The Company’s ability to continue as a going concern ultimately is dependent on the management’s ability to obtain equity or debt financing, attain further operating efficiencies, and achieve profitable operations. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might be necessary should the Company not be able to continue as a going concern.

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

NOTE 3- EQUIPMENT

Equipment as of March 31, 2012 and December 31, 2011 comprised the following:

	Estimated Useful Lives (Years)	March 31, 2012	December 31, 2011
Office equipment	5-10	$85,341	$84,773
Medical equipment	5	3,083,186	3,053,237
Fixtures	10	112,247	111,500
Vehicles	5	44,112	43,818
Total equipments		3,324,886	3,293,328

Less accumulated depreciation		(1,253,091)	(1,135,595)

Property and equipment, net		$2,071,795	$2,157,733

Depreciation expense charged to operations was $110,142 and $38,502 for the three month periods ended March 31, 2011 and 2010, respectively.

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

The Company will amortize the cost of the hospital over the life of the land lease of twenty years. Capitalized interest was approximately $122,000 as of March 31, 2012.

TONGJI HEALTHCARE GROUP, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2012
(UNAUDITED)

NOTE 5- CONTINGENCIES

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

On August 3, 2011, Guangxi Jingjian Real Estate Development Company (“Jingjian”) filed a civil suit against Nanning Tongji Hospital, Inc. (“Nanning Tongji”), a subsidiary of Tongji Healthcare Group (“Tongji” and together with Nanning Tongji, the “Company”) in the People’s Court in Qingxiu District, Nanning City, People’s Republic of China. In its complaint, Jingjian asserts a breach of contract claim against the Company, alleging that the Company has failed to make timely and total payment of the project transfer fee under certain Business Building Project Agreement between the Company and Jingjian (the “Agreement”). Jingjian seeks a total of RMB 3,162,500 (approximately $498,000) in the complaint, including payment of the remaining RMB 800,000 (approximately $126,000) project transfer fee and liquidated damages of RMB 2,362,500 (approximately $372,000) for late payment of such fee. The trial commenced on September 27, 2011 but no judgment has been entered as of the date of this Current Report. The Company believes that the liquidated damages are excessive and intends to vigorously defend the lawsuit. Pending a court decision, the Company had accrued approximately $160,000 as of March 31, 2012.

NOTE 6- MAJOR SUPPLIERS AND CUSTOMERS

The Company purchases the majority of its medicine supplies from Guangxi Tongji Medicine Co. Ltd., a related party with common major stockholders. Medicine purchased accounted for 66% and 68% of all medicine purchases for three month period ended March 31, 2012. Amounts due were approximately $900,000 and $613,000 as of March 31, 2012 and 2011.

The Company had two major customers for the three month period ended March 31, 2012 and 2011: Nanning Social Insurance Center and Guangxi Province Social Insurance Center. Nanning Social Insurance Center accounted for 42% and 41% of revenue for the three month periods ended March 31, 2012 and 2011. Guangxi Province Social Insurance Center accounted for 14% and 11% of revenue for the three month periods ended March 31, 2012 and 2011.

As of March 31, 2012 and December 31, 2011, accounts receivable due from Nanning Social Insurance Center and Guangxi Province Social Insurance Center was approximately $413,000 and $134,000, respectively.

NOTE 7- CAPITAL LEASE OBLIGATIONS

Sale and Lease Back

On March 25, 2011, the Company completed a financing arrangement with an independent third party to sell and leaseback certain machinery and equipment. The net carrying value of the machinery and equipment sold was $262,683. The machinery and equipment was sold for $371,517, of which $334,365 was received in cash and $37,152 was held as refundable deposit. The transaction has been accounted for as a financing arrangement, wherein the property remains on the Company’s books and will continue to be depreciated. A financing obligation in the amount of $371,517, representing the proceeds, has been recorded under “Note Payable” in the Company’s Balance Sheet, and is being reduced based on payments under the lease. Note payable was $329,150 as of March 31, 2012.

TONGJI HEALTHCARE GROUP, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2012
(UNAUDITED)

NOTE 7- CAPITAL LEASE OBLIGATIONS - continued

The lease has a term of 5 years and requires minimum annual rental payments including principal and interest as follows:

Year Ending December 31	Amount
2012	$75,213
2013	100,285
2014	100,285
2015	100,285
2016	33,428
Total	$409,496

In October 2011, the Company entered into an agreement to lease certain machinery and equipment that are classified as capital leases. The cost of equipment under capital leases of approximately $1,440,000 is included in the Balance Sheet equipment at March 31, 2012. Accumulated depreciation of the leased equipment at March 31, 2012 was approximately $103,470. Depreciation of assets under capital leases is included in depreciation expense. Note payable was $1,314,418 as of March 31, 2012.

The lease has a term of 5 years and requires minimum annual rental payments including principal and interest as follows:

Year Ending December 31	Amount
2012	$280,742
2013	374,323
2014	374,323
2015	374,323
2016	218,355
Total	$1,622,066

NOTE 8- OTHER PAYABLE

Other payable as of March 31, 2012 and December 31, 2011 consists of the following:

	March 31, 2012	December 31, 2011
Advance from customers	$2,869	$4,267
Welfare payable	54,863	60,492
Capital lease deposits paid by third party	353,795	335,677
Other payables	185,471	192,967
Total	$596,998	$593,403

TONGJI HEALTHCARE GROUP, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2012
(UNAUDITED)

NOTE 9- STOCKHOLDERS' EQUITY

Preferred Stock

As of March 31, 2012 and December 31, 2011, the Company has 20,000,000 shares of preferred stock authorized with a par value of $0.001. There are no shares issued and outstanding as of March 31, 2012.

Common Stock

As of March 31, 2012 and December 31, 2011, the Company has 100,000,000 shares of common stock authorized with a par value of $0.001.

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

As of March 31, 2012, the Company had accumulated deficits of $685,494. Therefore, the Company did not appropriate a reserve for the statutory surplus reserve for the three months period ended March 31, 2012.

Stock Option

Stock-based compensation amounted to $1,279 and $394 for the three month periods ended March 31, 2012 and 2011.

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
March 31, 2012
(UNAUDITED)

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

The fair value of the option granted will be expensed according to following schedule:

Year	Expense
2011	$4,262
2012	5,147
2013	5,133
2014	858
Thereafter	-
Total	$15,400

There were no options granted, exercised or cancelled/expired during the three month period ended March 31, 2012.

NOTE 10- EARNINGS PER SHARE

When calculating diluted earnings per share for common stock equivalents, FASB ASC Topic 260, requires the Company to include the potential shares that would be outstanding if all outstanding stock options were exercised. This is offset by shares the Company could repurchase using the proceeds from these hypothetical exercises to obtain the common stock equivalent.

The following reconciles the components of the EPS computation for the three month periods ended March 31, 2012 and 2011:

	Income		Shares		Per Share
	(Numerator)		(Denominator)		Amount
	US$				US$
For the three month periods ended March 31, 2012:
Net loss	(103,753)
Basic EPS loss available to common stockholders	(103,753)		15,812,191		(0.007)
Effect of dilutive securities:
Diluted EPS income available to common stockholders	(103,753)		15,812,191		(0.007)

For the three months periods ended March 31, 2011:
Net loss	(61,343)
Basic EPS loss available to common stockholders	(61,343)		15,812,191		(0.004)
Effect of dilutive securities:		-		-		-
-Diluted EPS income available to common stockholders	(61,343)		15,812,191		(0.004)

TONGJI HEALTHCARE GROUP, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2012
(UNAUDITED)

NOTE 11- RELATED PARTY TRANSACTIONS AND COMMITMENTS

Due from/to Related Parties

The Company has entered into agreements with Nanning Tongji Chain Pharmacy Co. Ltd., Guangxi Tongji Medicine Co. Ltd., and Nanning Switch Factory whereby the Company from time to time will advance amounts to assist them in their operations. The three companies have common major stockholders. The advanced amounts accrue interest at a rate of 1.5% per annum. The amount receivable as of March 31, 2012 and December 31, 2011 was $54,774 and $54,246, respectively. Interest income for the month periods ended March 31, 2012 and 2011 were approximately $165 and $185, respectively.

The Company has entered into an agreement with the Chairman and a stockholder of the Company, Nanning Tongji Chain Pharmacy Co. Ltd., Guangxi Tongji Medicine Co. Ltd., and Nanning Tongji Electric Coating Factory, whereby the Company from time to time will be advanced amounts to assist them in their operations. The advanced amounts accrue interest at a rate of 1.5% per annum. As of March 31, 2012 and December 31, 2011, $10,346,117 and $9,542,604 were payable to these related parties respectively. Interest expenses for the three month periods ended March 31, 2012 and 2011 were $34,445 and $19,376 respectively.

Rental Commitments

The Company has entered into a lease agreement for their hospital with Guangxi Tongji Medicine Co. Ltd that expires December 2014. The monthly lease payment is approximately $2,500. The Company also in the process of cooperating with Guangxi Construction Engineering Corporation Langdong 8th Group in building a new 600-bed hospital in Nanning, China. It expects the new hospital to be completed by February 2013. The hospital is being constructed by Guangxi Construction Engineering Corporation Langdong 8th Group and, when completed, the land will be leased by the Company for a twenty-year term. The annual lease payments will gradually increase each year. Based on the exchange rate at March 31, 2012, minimum future lease payments are as follows:

	Related Party	Non-Related Party	Total
1-5 years	$85,943	$1,964,450	$2,050,393
6-10 years	-	2,812,015	2,812,015
11-15 years	-	3,208,073	3,208,073
16-20 years	-	3,556,605	3,556,605
Total	$85,943	$11,541,143	$11,627,086

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

Overview

Nanning Tongji Hospital, Inc. ("NTH" or “Tongji Hospital”) was established in Nanning City Guangxi Province of the People’s Republic of China ("PRC") by Guangxi Tongji Medical Co. Ltd. and an individual on October 30, 2003.

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

According to the PRC Regulation of Healthcare Institutions, hospitals shall be subject to registration with the Health Department of the local government to obtain business license for hospital services. We received our renewed business license from Nanning local government in November 2007, and this license is valid until November, 2020. Other existing regulations having material effects on our business include those dealing with physician's licensing, usage of medicine and injection, public security in health and medical advertising.

Furthermore, because we maintain a facility with an excess of 100 beds, we must register with and maintain an operating license from the local Health Department. We are subject to review by the local Health Department at least once every three years. If we fail to meet their standards, our license may be revoked. We are also obligated to provide free services or dispatch our physicians or other employees in the event of a need for public assistance. We dedicate a very small percentage of our resources to providing free public services.

We have two main sources of revenue, in-patient service revenue and out-patient service revenue. About 66% of drugs and medications we use in the hospital and sell to our patients are purchased from Guangxi Tongji Medicine Co., Ltd., a related company controlled by our Chief Executive Officer, Yunhui Yu, at prevailing market prices pursuant to a supply contract. The other 34% comes from other suppliers. One of these other suppliers is responsible for more than 13% of our total purchases.

The Company generates revenue from individuals as well as third-party payers, including PRC government programs and insurance providers, under which the hospital is paid based upon city government established charges. Revenues are recorded at estimated net amounts due from patients or third-party payers. Revenues from pharmaceutical drug sales are recognized upon the drug being administered to a patient or at the time a prescription by a registered physician is filled.

Patient revenues are recorded based on pre-established rates set by the local government. The Company bills for services provided to Medicare patients through a medical card (the US equivalent of an insurance card). Historically, there have been no significant differences between the amounts the Company has billed the government Medicare funds and the amounts collected from the Medicare funds.

Item 2.       Management’s Discussion and Analysis of Financial Condition and Results of Operations - continued

Difference in the Medical System between the U.S. and China

In the United States most hospitals have contracts with health insurance companies that provide reduced rates for healthcare services for patients with health insurance.  Medicare and Medicaid patients, also, receive reduced rates. Functionally, the patient is billed for health services at the higher rate normally charged to patients without insurance. The amount billed is then reduced by the charges paid by the insurance carrier and by the difference (sometimes known as the "contractual allowance") between the normal rate for the services and the reduced rate that the hospital estimates it will receive from Medicare, Medicaid and insurance companies.

For financial reporting purposes, hospitals in the United States record revenues based upon established billing rates less adjustment for contractual allowances. Revenues are recorded based upon the amounts due from the patients and third-party payers, including federal and state agencies (under the Medicare and Medicaid programs) managed care health plans, health insurance companies, and employers. Estimates of contractual allowances under third-party payer arrangements are based upon the payment terms specified in the related contractual agreements. Third-party payer contractual payment terms are generally based upon predetermined rates per diagnosis, per diem rates, or discounted fee-for-service rates.

Due to the complexities involved in determining amounts ultimately due under reimbursement arrangements with a large number of third-party payers, which are often subject to interpretation, the reimbursement actually received by U.S. hospitals for health care services is sometimes different from their estimates.

The medical system in the PRC is different from that in the United States. Private medical insurance is not generally available to the PRC’s population and as a result services and medications provided by our hospital are usually paid by cash or by the Medicare agencies of the Nanning municipal government and the Guangxi provincial government. Our billing system automatically calculates the reimbursements that we are entitled to based upon regulations promulgated by theses government agencies. We bill the Medicare agencies directly for services provided to patients covered by these Medicare programs. In addition, due to the fact that rates are established by the government, there is no difference between rates for patients covered by Medicare and patients who pay cash.

Since we only deal with the Nanning municipal and the Guangxi provincial Medicare agencies, we are familiar with their regulations pertaining to reimbursements. As a result, there is normally no material difference between the amounts we bill and the amounts we receive for services provided to Medicare patients.

Results of Operation - Three months ended March 31, 2012

Material changes of items in our Statement of Operations for the three months ended March 31, 2012, as compared to the three months ended March 31, 2011, are discussed below.

Operating Revenues – Operating revenue for the three month period ended March 31, 2012, which resulted primarily from in-patient services revenue and out-patient services revenue, were $635,491, an increase of 2% as compared to the operating revenue of $623,989 for the three month period ended March 31, 2011. The increase was primarily in the out-patient services sector, where the average out-patient services revenue per patient increased to $21 for the three month period ended March 31, 2012 from $18 for the same period in 2011.

Operating Expenses – Operating expenses were $710,178 for the three month period ended March 31, 2012, an increase of 31% as compared to $543,166 for the same period of 2011. This increase was primarily due to significant increase in salary and fringe expense of approximately $45,000, increase in cost of medicine supplies of approximately $83,000, and increase in depreciation expenses of approximately $72,000.

Income from Operations - Operating loss was $74,687 for the three month period ended March 31, 2012, as compared to operating income of $80,823 for the same period of 2011. The primary reasons are the aforementioned changes in operating revenue and operating expenses.

Interest Expense – Interest expense for the three-month period ended March 31, 2012 was $41,170 as compared to $19,191 for the three-month period ended March 31, 2011. The increase was primarily due to the increase in loans from related parties and capital lease obligation.

Net Loss - As a result of the forgoing, the Company had a net loss of $103,754 during the quarter ended March 31, 2012, compared to a net income of $61,343 for the comparative period in 2011.

Trends, Events and Uncertainties

The China Ministry of Health, as well as other related agencies, has proposed changes to the price limit we can charge for medical services, drugs and medications. We cannot predict the impact of these proposed changes since the changes are not fully defined and we do not know whether those proposed changes will be implemented or when they may take effect.

Item 2.       Management’s Discussion and Analysis of Financial Condition and Results of Operations - continued

We are in the process of cooperating with Guangxi Construction Engineering Corporation Langdong 8th Group (“Langdong 8th Group”) in building a new 600-bed hospital in Nanning city. We expect the new hospital to be completed by February 2013. The hospital is being constructed by Langdong 8th Group and, when completed, will be leased to us for a twenty-year term. The lease payments will start after the construction is completed. The annual lease payments will gradually increase each year. Our agreement with Langdong 8th Group requires us to pay approximately $7,870,000 for construction related costs. In addition, we are responsible for any additional costs necessary to complete the project. As of March 31, 2012, we had paid approximately $9,800,000 for the construction of the hospital. We borrowed most of the funds from our related company Guangxi Tongji Medicine Co., Ltd. We estimate the additional costs to complete the project to be $3,900,000. When the new hospital is completed, we will continue to operate our existing hospital.

We plan to acquire other hospitals and companies involved in the healthcare industry in the PRC by cash and our common stock. Substantial capital may be needed for these acquisitions and we may need to raise additional funds through the sale of our common stock, debt financing or other arrangements. We do not have any commitments or arrangements from any person to provide us with any additional capital. We will not be able to acquire other hospitals or businesses if there is no additional capital reasonably available to us.

Other than the factors listed above, we do not know of any trends, events or uncertainties that have had or are reasonably expected to have a material impact on our net sales or revenues or income from continuing operations. Our business is not seasonal in nature.

Accounting Estimates

In the United States most hospitals have contracts with health insurance companies that provide reduced rates for healthcare services for patients with health insurance.  Medicare and Medicaid patients also receive reduced rates. Functionally, the patient is billed for health services at the higher rate normally charged to patients without insurance. The amount billed is then reduced by the charges paid by the insurance carrier and by the difference (sometimes known as the "contractual allowance") between the normal rate for the services and the reduced rate that the hospital estimates it will receive from Medicare, Medicaid and insurance companies.

For financial reporting purposes, hospitals in the United States record revenues based upon established billing rates less adjustment for contractual allowances. Revenues are recorded based upon the amounts due from the patients and third-party payers, including federal and state agencies (under the Medicare and Medicaid programs) managed care health plans, health insurance companies, and employers. Estimates of contractual allowances under third-party payer arrangements are based upon the payment terms specified in the related contractual agreements. Third-party payer contractual payment terms are generally based upon predetermined rates per diagnosis, per diem rates, or discounted fee-for-service rates.

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

Item 2.       Management’s Discussion and Analysis of Financial Condition and Results of Operations - continued

Liquidity and Capital Resources

We generally finance our operations through our operating profit and borrowings from related parties. As of the date of this report, we have not experienced any difficulty in raising funds from related parties, and we have not experienced any liquidity problems in settling our payables in our ordinary course of business. We believe that the Company has adequate funds and capital with respect to conducting its business over the next twelve months.

The following shows our material sources and (uses) of cash during the three month periods ended March 31, 2012 and 2011:

	2012	2011

Cash provided by operating activities	$84,453	$1,695

Cash (used in) investing activities	$(756,719)	$(392,655)

Cash provided by financing activities	$665,314	$220,761

By carefully reducing expenses, the Company substantially reduced the amount of cash being used to fund operating activities. However, substantial funds have been required to fund the construction costs on the new hospital. Financing of operations has come primarily from advances from related parties. We are dependent on related parties to provide working capital and pay the Company’s management team until such time as our operations are profitable. There can be no assurances that related parties will continue to provide additional capital. Without additional capital, we may be forced to cease operations and liquidate.

Operating Activities

Net cash provided by operating activities primarily consists of net income, as adjusted by depreciation, stock option, and changes in operating assets and liabilities such as accounts receivable, medical supplies, capital lease deposits, prepaid expense and other current assets, accounts payables and accrued liabilities , and other payable.

Net cash provided by operating activities was $84,453 for the three months ended March 31, 2012, which is primarily attributable to our net loss of $103,754, adjusted by depreciation expense of $110,142, an increased in accounts payable and accrued expenses of $54,218 and a decrease in accounts receivable of $34,489.

Net cash provided by operating activities was $1,695 for the three months ended March 31, 2011, which is primarily attributable to our net income of $61,343, adjusted by depreciation expense of $38,502, an increase in accounts payable and accrued expenses of $60,927, offset by an increase in accounts receivable of $100,208 and medical supplies of $55,690.

Investing Activities

Net cash used in investing activities primarily consists of acquisition of equipment and purchases of construction in progress.

Net cash used in investing activities was $756,719 for the three months ended March 31, 2012, which is primarily attributable to an increase in construction in progress of $747,044.

Net cash used in investing activities was $392,655 for the three months ended March 31, 2011, which is primarily attributable to an increase in construction in progress of $377,235.

Financing Activities

Net cash provided by financing activities primarily consists of proceeds from related party loans.

Net cash provided by financing activities was $665,314 for the three months ended March 31, 2012, which is primarily attributable to an increase in proceeds from related party loans of $741,297, offset by repayment of capital lease of $75,977.

Net cash provided by financing activities was $220,761 for the three months ended March 31, 2011, which is primarily attributable to an increase in proceeds from related party loans of $220,367.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations - continued

Working Capital

Working capital is current liabilities deducted from current assets.

Our working capital was negative $10,746,900 for the three months ended March 31, 2012, as compared with negative $9,849,936 for the year ended December 31, 2011, which is primarily attributable to an increase in due from related parties of $528, an increase in medicine supplies of $13,406, offset by an increase in accounts payable of $55,520, an increase in due to related parties of $803,513, an increase in other payable of $3,595, an increase in current portion of notes payable of $10,140, a decrease in accounts receivable of $30,674, a decrease in prepaid expenses and other current assets of $768, and a decrease in cash and cash equivalent of $6,688.

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

Based on the exchange rate at March 31, 2012, minimum future lease payments are as follows:

	Related Party	Non-Related Party	Total
1-5 years	$85,943	$1,964,450	$2,050,393
6-10 years	-	2,812,015	2,812,015
11-15 years	-	3,208,073	3,208,073
16-20 years	-	3,556,605	3,556,605
Total	$85,943	$11,541,143	$11,627,086

Going Concern

The accompanying consolidated financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern. However, the Company has negative working capital of $10,746,900, an accumulated deficit of $685,495, and a stockholders’ deficit of $110,326 as of March 31, 2012. The Company’s ability to continue as a going concern ultimately is dependent on the management’s ability to obtain equity or debt financing, attain further operating efficiencies, and achieve profitable operations. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might be necessary should the Company not be able to continue as a going concern.

Management has taken certain restructuring steps to provide the necessary capital to continue its operations. These steps included: 1) the plan to convert existed related parties’ loans into equity, 2) the plan to complete construction of the new hospital and begin generating revenue by the end of the next year, and 3) the plan to increase sales revenue with additional medical equipments. No assurances can be given that the steps taken will provide necessary capital for the Company to continue its operations.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet items reasonably likely to have a material effect on our financial condition.

Item 3.        Quantitative and Qualitative Disclosures About Market Risk.

Not applicable.

Item 4.       Controls and Procedures.

Evaluation of Disclosure Controls

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

As of March 31, 2012, our management, under the supervision of and with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as required by Rules 13a-15(b) and 15d-15(b) under the Exchange Act.  Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of March 31, 2012 as a result of the material weaknesses identified in our internal control over financial reporting.  These material weaknesses are discussed in “Management’s Report on Internal Control over Financial Reporting” below. Our management considers our internal control over financial reporting to be an integral part of our disclosure controls and procedures.

Item 4.       Controls and Procedures - continued

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

As of March 31, 2012, our management, under the supervision of and with the participation of the Chief Executive Officer and the Chief Financial Officer, evaluated the effectiveness of our internal control over financial reporting as required by Rules 13a-15(c) and 15d-15(c) under the Exchange Act.  In making this assessment, Management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control – Integrated Framework , including the following five framework components: i) control environment, ii) risk assessment, iii) control activities, iv) information and communications, and v) monitoring.

Our management evaluated the design and operating effectiveness of our internal control over financial reporting as part of this assessment, using its knowledge and understanding of our organization, operations, and processes, to determine, in its judgment, the sources and potential likelihood of misstatements in financial reporting.  Based on this assessment, our management, including the Chief Executive Officer and Chief Financial Officer, has concluded that our internal control over financial reporting was not effective as of March 31, 2012.

Specifically, our management identified certain matters involving internal control and our operations that it considered to be material weaknesses.  As defined in the Exchange Act, a material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the registrant's annual or interim financial statements will not be prevented or detected on a timely basis.  The material weaknesses identified by our management as of March 31, 2012, are described below:

●●●	We did not design, implement, or maintain effective entity-level controls related to our control environment, resulting in the following significant control deficiencies:

o	The Code of Business Conduct and Ethics, which was specifically designed for public company applicability, has yet to be formally acknowledged by members of management and the finance department.

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

●●●
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

Item 4.       Controls and Procedures - continued

2012 Planned Remediation

As financial conditions permit, we plan to take the following actions to improve our internal control over financial reporting.

●●●
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

●●●
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

●●●
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

●●●
Complete the implementation of, and related training for, its IT policies and procedures related to access, change, data, and security management to ensure that all relevant financial information is secure, identified, captured, processed, and reported within the accounting system and spreadsheets supporting financial reporting.

●●●
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

On August 3, 2011, Guangxi Jingjian Real Estate Development Company (“Jingjian”) filed a civil suit against Nanning Tongji Hospital, Inc. (“Nanning Tongji”), a subsidiary of the Company in the People’s Court in Qingxiu District, Nanning City, People’s Republic of China. In its complaint, Jingjian asserts a breach of contract claim against the Company, alleging that the Company has failed to make timely and total payment of the project transfer fee under certain Business Building Project Agreement between the Company and Jingjian. Jingjian seeks a total of RMB 3,162,500 (approximately $498,000) in the complaint, including payment of the remaining RMB 800,000 (approximately $126,000) project transfer fee and liquidated damages of RMB 2,362,500 (approximately $372,000) for late payment of such fee. The trial commenced on September 27, 2011 but no judgment has been entered as of the date of this Current Report. The Company believes that the liquidated damages are excessive and intends to vigorously defend the lawsuit. Pending a court decision, the Company had accrued approximately $160,000 as of May 15, 2012.

Item 1A.	Risk Factors.

Not Applicable.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	Mine Safety Disclosures.

Not applicable.

Item 5.	Other Information.

None.

Item 6.	Exhibits.

Copies of the following documents are included as exhibits to this report pursuant to Item 601 of Regulation S-K.

Exhibit No.	Title of Document
3.1	Articles of Incorporation (1)
3.2	Bylaws (1)
10.1	Employment Contracts (1)
10.2	Hospital Lease (1)
10.3	Agreement with Guangxi Tongji Medicine Co., Ltd. (1)
10.4	Agreement for Medicare Service - The Management Center of Social Medical Treatment Insurance of Nanning (1)
10.5	Agreement for Medicare Service - Social Security Department of Guangxi Zhuang Municipality (1)
31.1	Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of the Principal Executive Officer pursuant to U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (2)
32.2	Certification of the Principal Financial Officer pursuant to U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (2)
101.INS	XBRL Instance Document (3)
101.SCH	XBRL Taxonomy Extension Schema Document (3)
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document (3)
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document (3)
101.LAB	XBRL Taxonomy Extension Label Linkbase Document (3)
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document (3)

(1) Incorporated by reference to the same exhibit filed with our registration statement on Form SB-2 (File No. 333-140645).

(2) The Exhibit attached to this Form 10-Q shall not be deemed "filed" for purposes of Section 18 of the Securities Exchange Act of 1934 (the "Exchange Act") or otherwise subject to liability under that section, nor shall it be deemed incorporated by reference in any filing under the Securities Act of 1933, as amended, or the Exchange Act, except as expressly set forth by specific reference in such filing.

(3) Attached as Exhibits 101 to this report are the following financial statements from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2012 formatted in XBRL (eXtensible Business Reporting Language):  (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Income and Comprehensive Income, (iii) the Condensed Consolidated Statements of Cash Flows, and (iv) related notes to these financial statements tagged as blocks of text.  The XBRL-related information in Exhibits 101 to this Quarterly Report on Form 10-Q shall not be deemed “filed” or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, and is not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liabilities of those sections.

 SIGNATURES

Pursuant to the requirements of the securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TONGJI HEALTHCARE GROUP, INC.

Date: May 15, 2012	By:	/s/ Yunhui Yu
Yunhui Yu President and Chief Executive Officer (Principal Executive Officer)

Date: May 15, 2012	By:	/s/ Eric Zhang
Eric Zhang Chief Financial Officer (Principal Financial Officer)