Form 10-Q
period 2012-06-30
Tongji Healthcare Group, Inc.
filed 2012-08-14
CIK 1389518

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

 (Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

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

Indicate the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:

As of August 13, 2012, there are 84,187,809 shares of $0.001 par value common stock issued and outstanding.

FORM 10-Q
TONGJI HEALTHCARE GROUP, INC.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

The unaudited condensed consolidated financial statements of registrant as of June 30, 2012 and for the three and six months ended June 30, 2012 and 2011 follow.  The condensed consolidated financial statements reflect all adjustments which are, in the opinion of management, necessary for a fair presentation of the results for the interim periods presented.  All such adjustments are of a normal and recurring nature.

TONGJI HEALTHCARE GROUP, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	June 30, 2012	December 31, 2011

ASSETS

Current Assets
Cash and cash equivalents	$33,000	$32,126
Accounts receivable, net	583,059	557,523
Due from related parties	54,976	54,246
Medicine supplies	181,513	165,368
Prepaid expenses and other current assets	7,951	2,925

Total Current Assets	860,499	812,188

Equipment, net	1,969,209	2,157,733

Construction in progress	10,737,000	9,060,115

Long term deposits	182,361	181,053

TOTAL ASSETS	$13,749,069	$12,211,089

LIABILITIES AND SHAREHOLDERS' DEFICIT

Current Liabilities
Accounts payable and accrued expenses	$332,072	$213,204
Due to related parties	11,189,489	9,542,604
Other payables	794,547	593,403
Current portion of notes payable	331,474	312,913

Total Current Liabilities	12,647,582	10,662,124

Note payable	1,235,178	1,395,009
Contingent liability	-	159,117

Total Liabilities	13,882,760	12,216,250

STOCKHOLDERS' EQUITY
Preferred stock; $0.001 par value, 20,000,000 shares authorized and none issued and outstanding	-	-
Common stock; $0.001 par value, 100,000,000 shares authorized and 15,812,191 shares issued and outstanding as of June 30, 2012 and December 31, 2011, respectively	15,812	15,812
Additional paid in capital	431,788	429,230
Accumulated deficit	(710,363)	(581,741)
Accumulated other comprehensive income	129,072	131,538

Total Stockholders' Deficit	(133,691)	(5,161)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$13,749,069	$12,211,089

The accompanying notes are an integral part of these condensed consolidated financial statements.

TONGJI HEALTHCARE GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(UNAUDITED)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2012	2011	2012	2011

OPERATING REVENUE
In-patient service revenue	$416,307	$323,178	$765,562	$718,886
Out-patient service revenue	327,949	271,494	614,185	499,775
Total operating revenue	744,256	594,672	1,379,747	1,218,661

OPERATING EXPENSES
Salary and fringes	179,981	159,496	362,919	332,952
Medicine and supplies	350,317	318,077	678,728	563,088
Administrative expenses	26,606	53,711	69,244	69,482
Depreciation expenses	109,819	39,100	219,961	77,602
Other operating expenses	77,152	83,419	123,201	153,845
Total operating expenses	743,875	653,803	1,454,053	1,196,969

INCOME (LOSS) FROM OPERATIONS	381	(59,131)	(74,306)	21,692

OTHER INCOME (EXPENSE)
Other income	9,213	1,749	21,316	1,460
Interest expense, net of income	(34,462)	(26,846)	(75,632)	(46,037)
Total Other Expense	(25,249)	(25,097)	(54,316)	(44,577)

LOSS BEFORE INCOME TAXES	(24,868)	(84,228)	(128,622)	(22,885)

Provision for income taxes	-	-	-	-

NET LOSS	(24,868)	(84,228)	(128,622)	(22,885)

Foreign currency translation gain (loss)	224	2,298	(2,466)	3,759

NET COMPREHENSIVE LOSS	$(24,644)	$(81,930)	$(131,088)	$(19,126)

Net loss per common stock-Basic and Diluted	$(0.002)	$(0.005)	$(0.008)	$(0.001)

Weighted average common stock outstanding
Basic and Diluted	15,812,191	15,812,191	15,812,191	15,812,191

The accompanying notes are an integral part of these condensed consolidated financial statements.

TONJI HEALTHCARE GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30,
(UNAUDITED)

	2012	2011
Cash flows from operating activities:
Net Loss	$(128,622)	$(22,885)
Adjustments to reconcile net loss to
Net cash provided by (used in) operating activities:
Depreciation expense	219,961	77,602
Stock option expense	2,558	1,702
Increase/(decrease) in assets and liabilities:
Accounts receivable	(21,527)	(105,769)
Medical supplies	(14,964)	(57,842)
Prepaid expense and other current assets	(5,010)	(318,307)
Accounts payable and accrued expenses	117,442	(130,204)
Other payables	197,050	33,121
Contingent liability	(162,974)	-
Total adjustment	332,536	(499,697)

Net Cash Provided By (Used In) Operating Activities	203,914	(522,582)

Cash flows from investing activities:
Acquisitions of fixed assets	(15,641)	(31,529)
Construction in Progress	(1,612,985)	(2,014,803)
Due from related parties	(339)	(1,651)

Net Cash Used in Investing Activities	(1,628,965)	(2,047,983)

Cash flows from financing activities:
Payments of capital lease	(153,766)	366,536
Stock issuance	-	1,702
Due to related parties	1,579,464	2,055,970

Net Cash Provided by Financing Activities	1,425,698	2,424,208

Effects of foreign currency translation	227	2,208

Net increase (decrease) in Cash and Cash Equivalents	874	(144,149)

Cash and Cash Equivalents-Beginning of Period	32,126	209,586

Cash and Cash Equivalents-Ending of Period	$33,000	$65,437

Cash Paid During the Year for:
Income taxes	$-	$-
Interest paid	$83,895	$43,201

The accompanying notes are an integral part of these condensed consolidated financial statements.

TONGJI HEALTHCARE GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2012
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

According to the PRC Regulation of Healthcare Institutions, hospitals are subject to registration with the health department of the local government to obtain business license for hospital services. We received our renewed business license from Nanning municipal government in November 2007, and this license is valid until November, 2020. Other existing regulations having material effects on our business include regulations dealing with physician's licensing, usage of medicine and injection, and public security in health and medical advertising.

We must register with and maintain an operating license from the local health department, due to the fact that we currently maintain a facility with over 100 beds. We are subject to review by the local health department at least once every three years. If we fail to meet their standards, our business license may be revoked. We are also obligated to provide free services or dispatch our physicians or other employees in the event of a need for public assistance. We dedicate a very small percentage of our resources to providing free public services.

NOTE 2- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accompanying unaudited condensed consolidated financial statements have been prepared by management without audit pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted as allowed by such rules and regulations, and management believes that the disclosures are adequate to make the information presented not misleading. These condensed consolidated financial statements include all of the adjustments, which, in the opinion of management, are necessary to a fair presentation of financial position and results of operations. All such adjustments are of a normal and recurring nature. Interim results are not necessarily indicative of results for a full year. The condensed consolidated balance sheet information as of December 31, 2011 was derived from the audited consolidated financial statements included in the Form 10-K. These condensed consolidated financial statements should be read in conjunction with the audited financial statements in the Company’s Annual Report on Form 10-K for the fiscal year ended on December 31, 2011 (“Form 10-K”), filed with the Commission on April 16 , 2012.

TONGJI HEALTHCARE GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2012
(UNAUDITED)

NOTE 2- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - continued

This summary of significant accounting policies of the Company is presented to assist in understanding the Company’s consolidated financial statements. The consolidated financial statements and notes are representations of the Company’s management, which is responsible for their integrity and objectivity. These accounting policies conform to generally accepted accounting principles and have been consistently applied in the preparation of the condensed consolidated financial statements and the Form 10-K.

PRINCIPLES OF CONSOLIDATION

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiary NTH. All intercompany accounts and transactions have been eliminated in consolidation.

CASH AND CASH EQUIVALENTS

For purposes of the statements of cash flows, the Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents. A substantial amount of the Company’s cash is held in bank accounts in the People’s Republic of China (“PRC” or China) and is not protected by Federal Deposit Insurance Corporation (FDIC) insurance or any other similar insurance. Cash held in China amounted to $33,000 as of June 30, 2012. Given the current economic environment and the financial condition of the banking industry, there is a risk that the deposits may not be readily available or covered by such insurance. The Company has had no loss of cash in domestic or foreign banks in past years.

USE OF ESTIMATES

The preparation of these consolidated financial statements in accordance with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported assets and liabilities, disclosure of contingent assets and liabilities as of the date of the consolidated financial statements and the reported amounts of net revenues and expenses during the reporting period. Actual results may differ from those estimates and such differences may be material. The more significant estimates and assumptions by management include, among others, useful lives and residual values of equipments, valuation of inventories, accounts receivable, stock based compensation, and allowance for bad debt. The current economic environment has increased the degree of uncertainty inherent in these estimates and assumptions.

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

TONGJI HEALTHCARE GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2012
(UNAUDITED)

NOTE 2- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - continued

The exchange rates used to translate amounts in RMB into USD for the purposes of preparing the financial statements were as follows:

June 30, 2012
Balance sheet	RMB 6.31 to US $1.00
Statement of operations and other comprehensive loss	RMB 6.30 to US $1.00
December 31, 2011
Balance sheet	RMB 6.35 to US $1.00
Statement of income and other comprehensive loss	RMB 6.45 to US $1.00
June 30, 2011
Statement of income and other comprehensive income	RMB 6.53 to US $1.00

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

TONGJI HEALTHCARE GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2012
(UNAUDITED)

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

The Company has estimated a bad debt allowance of approximately $42,000 as of June 30, 2012 and December 31, 2011.

FAIR VALUE OF FINANCIAL INSTRUMENTS

The Company applies the provisions of FASB ASC Topic 825, which requires all entities to disclose the fair value of financial instruments, both assets and liabilities recognized and not recognized on the balance sheet, for which it is practicable to estimate fair value, and defines fair value of a financial instrument as the amount at which the instrument could be exchanged in a current transaction between willing parties. As of June 30, 2012 and December 31, 2011 the fair value of cash and cash equivalents, accounts receivable, accounts payable and accrued expenses, notes payable and other payables approximated the carrying value due to the short maturity of the instruments, quoted market prices or interest rates which fluctuate with market rates except for related party debt or receivables for which it is not practicable to estimate fair value.

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

TONGJI HEALTHCARE GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2012
(UNAUDITED)

NOTE 2- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - continued

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

TONGJI HEALTHCARE GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2012
(UNAUDITED)

NOTE 2- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - continued

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

The Company tests long-lived assets for recoverability at least annually or more frequently upon the occurrence of an event or when circumstances indicate that the net carrying amount is greater than its fair value. Assets are grouped and evaluated at the lowest level for their identifiable cash flows that are largely independent of the cash flows of other groups of assets. The Company considers historical performance and future estimated results in its evaluation of potential impairment and then compares the carrying amount of the asset to the future estimated cash flows expected to result from the use of the asset. If the carrying amount of the asset exceeds estimated expected undiscounted future cash flows, the Company measures the amount of impairment by comparing the carrying amount of the asset to its fair value. The estimation of fair value is generally measured by discounting expected future cash flows at the rate the Company utilizes to evaluate potential investments. The Company estimates fair value based on the information available in making whatever estimates, judgments and projections are considered necessary. There was no impairment of long-lived assets for the periods ended June 30, 2012 and 2011.

BASIC AND DILUTED EARNINGS PER SHARE

Earnings per share (EPS) is calculated in accordance with the FASB ASC Topic 260, “Earnings Per Share.” Basic net income (loss) per share is based upon the weighted average number of common shares outstanding. Diluted net income (loss) per share is based on the assumption that all dilutive convertible shares and stock options were converted or exercised. Dilution is computed by applying the treasury stock method. Under this method, options and warrants are assumed to be exercised at the beginning of the period (or at the time of issuance, if later), and as if funds obtained thereby were used to purchase common stock at the average market price during the period. Potentially dilutive securities to purchase 100,000 shares of common stock were not included in the calculation of the diluted earnings per share as their effect would be anti-dilutive for the period ended June 30, 2012. During the six month period ended June 30, 2012, the average market price of the common stock during the period was less than the exercise price of the stock options and the Company was in net loss position. Accordingly, the stock options were anti-dilutive and have not been included in the calculation of diluted earnings per share.

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

TONGJI HEALTHCARE GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2012
(UNAUDITED)

NOTE 2- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - continued

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

TONGJI HEALTHCARE GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2012
(UNAUDITED)

NOTE 2- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - continued

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

Stock-based compensation costs that have been included in operating expenses amounted to $2,558 and $1,702, for the six month periods ended June 30, 2012 and 2011, respectively.

COMPREHENSIVE INCOME

The Company reports comprehensive income in accordance with FASB ASC Topic 220 “Comprehensive Income," which established standards for reporting and displaying comprehensive income and its components in a financial statement that is displayed with the same prominence as other financial statements.

Total comprehensive income is defined as all changes in stockholders' equity during a period, other than those resulting from investments by and distributions to stockholders (i.e., issuance of equity securities and dividends). Generally, for the Company, total comprehensive income (loss) equals net income (loss) plus or minus adjustments for currency translation. Total comprehensive income (loss) represents the activity for a period net of related tax and was a loss of $(24,644) and $(81,930) for the three months periods ended June 30, 2012 and 2011, respectively. Total comprehensive income (loss) represents the activity for a period net of related tax and was a loss of $(131,088) and $(19,126) for the six months periods ended June 30, 2012 and 2011, respectively.

While total comprehensive income is the activity in a period and is largely driven by net earnings in that period, accumulated other comprehensive income or loss (“AOCI”) represents the cumulative balance of other comprehensive income as of the balance sheet date. For the Company, AOCI is primarily the cumulative balance related to the currency adjustments and increased overall equity by $129,072 and $131,538 as of June 30, 2012 and December 31, 2011, respectively.

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

TONGJI HEALTHCARE GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2012
(UNAUDITED)

NOTE 2- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - continued

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

GOING CONCERN

The accompanying consolidated financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern. However, the Company has negative working capital of $11,787, 083, an accumulated deficit of $710,363, and a stockholders’ deficit of $133,691 as of June 30, 2012. The Company’s ability to continue as a going concern ultimately is dependent on the management’s ability to obtain equity or debt financing, attain further operating efficiencies, and achieve profitable operations. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might be necessary should the Company not be able to continue as a going concern.

Management has taken certain restructuring steps to provide the necessary capital to continue its operations. These steps included: 1) plan to convert existing related parties’ loans into equity, 2) to complete construction of the new hospital and begin generating revenue by February 2013, 3) plan to increase sales revenue with additional medical equipments. No assurances can be given that the steps taken will provide necessary capital for the Company to continue its operations.

NOTE 3- EQUIPMENT

Equipment as of June 30, 2012 and December 31, 2011 comprised the following:

	Estimated Useful Lives (Years)	June 30, 2012	December 31, 2011
Office equipment	5-10	$85,385	$84,773
Medical equipment	5	3,090,931	3,053,237
Fixtures	10	112,306	111,500
Vehicles	5	44,135	43,818
Total equipments		3,332,757	3,293,328

Less accumulated depreciation		(1,363,548)	(1,135,595)

Equipment, net		$1,969,209	$2,157,733

Depreciation expense charged to operations was $109,819 and $39,100 for the three month periods ended June 30, 2012 and 2011, respectively. Depreciation expense charged to operations was $219,961 and $77,602 for the six month periods ended June 30 2012 and 2011, respectively.

TONGJI HEALTHCARE GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2012
(UNAUDITED)

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

The Company will amortize the cost of the hospital over the life of the land lease of twenty years. Capitalized interest was approximately $160,000 as of June 30, 2012.

NOTE 5- LAWSUIT SETTLEMENT

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

On February 1, 2012, the People's Court ruled that the Company shall pay approximately $160,000 to Jingjian, including the remaining project transfer fee and a late fee of such payment. This amount is credited in the other payable account in the accompanying Balance Sheets. The Company has decided not to appeal to court ruling.

NOTE 6- MAJOR SUPPLIERS AND CUSTOMERS

The Company purchases the majority of its medicine supplies from Guangxi Tongji Medicine Co. Ltd., a related party with common major stockholders. Medicine purchased accounted for 71% of all medicine purchases for the six month period ended June 30, 2012 and 2011. Amounts due were approximately $975,000 and $676,000 as of June 30, 2012 and 2011.

TONGJI HEALTHCARE GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2012
(UNAUDITED)

NOTE 6- MAJOR SUPPLIERS AND CUSTOMERS - continued

The Company had two major customers for the six month period ended June 30, 2012 and 2011: Nanning Social Insurance Center and Guangxi Province Social Insurance Center. Nanning Social Insurance Center accounted for 22% and 43% of revenue for the six month periods ended June 30, 2012 and 2011. Guangxi Province Social Insurance Center accounted for 7% and 12% of revenue for the six month periods ended June 30, 2012 and 2011.

As of June 30, 2012 and December 31, 2011, accounts receivable due from Nanning Social Insurance Center and Guangxi Province Social Insurance Center was approximately $625,000 and $370,000, respectively.

NOTE 7- CAPITAL LEASE OBLIGATIONS

Sale and Lease Back

On March 25, 2011, the Company completed a financing arrangement with an independent third party to sell and leaseback certain machinery and equipment. The net carrying value of the machinery and equipment sold was $262,683. The machinery and equipment was sold for $371,517, of which $334,365 was received in cash and $37,152 was held as refundable deposit. The transaction has been accounted for as a financing arrangement, wherein the property remains on the Company’s books and will continue to be depreciated. A financing obligation in the amount of $371,517, representing the proceeds, has been recorded under “Note Payable” in the Company’s Balance Sheet, and is being reduced based on payments under the lease. Note payable was $313,088 as of June 30, 2012.

The lease has a term of 5 years and requires minimum annual rental payments including principal and interest as follows:

Year Ending December 31	Amount
2012	$50,168
2013	100,337
2014	100,337
2015	100,337
2016	33,446
Total	$384,625

In October 2011, the Company entered into an agreement to lease certain machinery and equipment that are classified as capital leases. The cost of equipment under capital leases of approximately $1,440,000 is included in the Balance Sheet equipment at June 30, 2012. Accumulated depreciation of the leased equipment at June 30, 2012 was approximately $166,000. Depreciation of assets under capital leases is included in depreciation expense. Note payable was $1,253,377 as of June 30, 2012.

TONGJI HEALTHCARE GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2012
(UNAUDITED)

NOTE 7- CAPITAL LEASE OBLIGATIONS - continued

The lease has a term of 5 years and requires minimum annual rental payments including principal and interest as follows:

Year Ending December 31	Amount
2012	$187,259
2013	374,519
2014	374,519
2015	374,519
2016	218,469
Total	$1,529,285

NOTE 8- OTHER PAYABLES

Other payables as of June 30, 2012 and December 31, 2011 consists of the following:

	June 30, 2012	December 31, 2011
Advance from customers	$36,216	$4,267
Welfare payable	53,259	60,492
Capital lease deposits paid by third party	353,980	335,677
Lawsuit settlement payable	162,812	-
Other payables	188,280	192,967
Total	$794,547	$593,403

NOTE 9- STOCKHOLDERS' EQUITY

Preferred Stock

As of June 30, 2012 and December 31, 2011, the Company has 20,000,000 shares of preferred stock authorized with a par value of $0.001. There are no shares issued and outstanding as of June 30, 2012.

Common Stock

As of June 30, 2012 and December 31, 2011, the Company has 100,000,000 shares of common stock authorized with a par value of $0.001.

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

As of June 30, 2012, the Company had accumulated deficits of $710,363. Therefore, the Company did not appropriate a reserve for the statutory surplus reserve for the six months period ended June 30, 2012.

TONGJI HEALTHCARE GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2012
(UNAUDITED)

NOTE 10- RELATED PARTY TRANSACTIONS AND COMMITMENTS

Due from/to Related Parties

The Company has entered into agreements with Nanning Tongji Chain Pharmacy Co. Ltd., Guangxi Tongji Medicine Co. Ltd., and Nanning Switch Factory whereby the Company from time to time will advance amounts to assist them in their operations. The three companies have common major stockholders. The advanced amounts accrue interest at a rate of 1.5% per annum. The amount receivable as of June 30, 2012 and December 31, 2011 was $54,976 and $54,246, respectively. Interest income for the three month periods ended June 30, 2012 and 2011 were approximately $285 and $185, respectively. Interest income for the six month periods ended June 30, 2012 and 2011 were approximately $450 and $370, respectively.

The Company has entered into an agreement with the Chairman and a stockholder of the Company, Nanning Tongji Chain Pharmacy Co. Ltd., Guangxi Tongji Medicine Co. Ltd., and Nanning Tongji Electric Coating Factory, whereby the Company from time to time will be advanced amounts to assist them in their operations. The advanced amounts accrue interest at a rate of 1.5% per annum. As of June 30, 2012 and December 31, 2011, $11,189,489 and $9,542,604 were payable to these related parties respectively. Interest expenses for the three month periods ended June 30, 2012 and 2011 were $41,637and $23,713 respectively. Interest expenses for the six month periods ended June 30, 2012 and 2011 were $76,082 and $43,089 respectively.

Rental Commitments

The Company has entered into a lease agreement for their hospital with Guangxi Tongji Medicine Co. Ltd that expires December 2014. The monthly lease payment is approximately $2,500. The Company also in the process of cooperating with Guangxi Construction Engineering Corporation Langdong 8th Group in building a new 600-bed hospital in Nanning, China. It expects the new hospital to be completed by February 2013. The hospital is being constructed by Guangxi Construction Engineering Corporation Langdong 8th Group and, when completed, the land will be leased by the Company for a twenty-year term. The annual lease payments will gradually increase each year. Based on the exchange rate at June 30, 2012, minimum future lease payments are as follows:

	Related Party	Non-Related Party	Total
1-5 years	$78,171	$1,965,477	$2,043,648
6-10 years	-	2,813,486	2,813,486
11-15 years	-	3,209,751	3,209,751
16-20 years	-	3,558,465	3,558,465
Total	$78,171	$11,547,179	$11,625,350

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

Overview

Nanning Tongji Hospital, Inc. ("NTH" or “Tongji Hospital”) was established on October 30, 2003 in Nanning city Guangxi province of the People’s Republic of China ("PRC") by Guangxi Tongji Medical Co. Ltd. and an individual. We have been in the business of operating hospitals and providing healthcare services in Nanning city, Guangxi province in the PRC. Unless otherwise provided, all references to “the Company”, “us”, “we” refer to Tongji Healthcare Group, Inc. and its subsidiaries, Tongji, Inc. and Nanning Tongji Hospital, Inc.

NTH is a designated hospital for medical insurance in Guangxi province. NTH specializes in the areas of internal medicine, surgery, gynecology, pediatrics, emergency medicine, ophthalmology, medical cosmetology, rehabilitation, dermatology, otolaryngology, traditional Chinese medicine, medical imaging, anesthesia, acupuncture, physical therapy, health examination, and prevention.

On December 27, 2006, we, through our wholly-owned subsidiary, Tongji, Inc., a Colorado company, acquired 100% of the equity interest in NTH pursuant to an Agreement and Plan of Merger. We issued 15,652,557 shares of common stock to the shareholders of NTH in exchange for 100% of the issued and outstanding shares of NTH. Accordingly, NTH became a wholly owned subsidiary of Tongji, Inc. The acquisition of NTH was accounted for as a reverse acquisition under the purchase method of accounting since the shareholders of NTH obtained control of the consolidated entity. Accordingly, the reorganization of the two companies was recorded as a recapitalization of NTH. We treated NTH as the continuing operating entity.

According to the PRC Regulation of Healthcare Institutions, hospitals are subject to registration with the health department of the local government to obtain business license for hospital services. We received our renewed business license from Nanning minicipal government in November 2007, and this license is valid until November, 2020. Other existing regulations having material effects on our business include regulations dealing with physician's licensing, usage of medicine and injection, and public security in health and medical advertising.

We must register with and maintain an operating license from the local health department due to the fact that we currently maintain a facility with over 100 beds. We are subject to review by the local health department at least once every three years. If we fail to meet their standards, our business license may be revoked. We are also obligated to provide free services or dispatch our physicians or other employees in the event of a need for public assistance. We dedicate a very small percentage of our resources to providing free public services.

We have two main sources of revenue, generating from our in-patient services and out-patient services. About 71% of drugs and medications we use in the hospital and sell to our patients are purchased from Guangxi Tongji Medicine Co., Ltd., a related company controlled by our Chief Executive Officer, Yunhui Yu, at prevailing market prices pursuant to a supply contract. The other 29% comes from other suppliers. One of these other suppliers is responsible for more than 11% of our total purchases.

Our revenues come from individuals as well as third-party payers, including PRC government programs and insurance providers, under which the hospital is paid based upon local government established charges. Revenues are recorded at estimated net amounts due from patients or third-party payers. Revenues from pharmaceutical drug sales are recognized upon the drug being administered to a patient or at the time a prescription by a registered physician is filled.

Patient revenues are recorded based on pre-established rates set by the local government. The Company bills for services provided to Medicare patients through a medical card (the US equivalent of an insurance card). Historically, there have been no significant differences between the amounts the Company billed the government Medicare funds and the amounts collected from the Medicare funds.

Difference in the Medical System between the U.S. and China

In the United States, most hospitals have contracts with health insurance companies that provide reduced rates for healthcare services for patients with health insurance. Medicare and Medicaid patients, also, receive reduced rates. Functionally, the patient is billed for health services at the higher rate normally charged to patients without insurance. The amount billed is then reduced by the charges paid by the insurance carrier and by the difference (sometimes known as the "contractual allowance") between the normal rate for the services and the reduced rate that the hospital estimates it will receive from Medicare, Medicaid and insurance companies.

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

The medical system in the PRC is different from that in the United States. Private medical insurance is not generally available to the PRC’s population and as a result, services and medications provided by our hospital are usually paid by cash or by the Medicare agencies of the Nanning municipal government and the Guangxi provincial government. Our billing system automatically calculates the reimbursements that we are entitled to based upon regulations promulgated by theses government agencies. We bill the Medicare agencies directly for services provided to patients covered by these Medicare programs. In addition, due to the fact that rates are established by the government, there is no difference between rates for patients covered by Medicare and patients who pay cash.

Since we only deal with the Nanning municipal and the Guangxi provincial Medicare agencies, we are familiar with their regulations pertaining to reimbursements. As a result, there is normally no material difference between the amounts we bill and the amounts we receive for services provided to Medicare patients.

Results of Operation - Three months ended June 30, 2012

Material changes of items in our Statement of Operations for the three months ended June 30, 2012, as compared to the three months ended June 30, 2011, are discussed below.

Operating Revenues – Operating revenue for the three-month period ended June 30, 2012, resulting primarily from in-patient services and out-patient services, was $744,256, an increase of $149,584, or 25% as compared to the operating revenue of $594,672 for the three-month period ended June 30, 2011. The increase was primarily from in-patient services, which increased as a result of our marketing effort and a new radiation therapy department.

Operating Expenses – Operating expenses were $743,875 for the three-month period ended June 30, 2012, an increase of $90,072, or 14% as compared to $653,803 for the same period in 2011. This increase was primarily due to an increase of approximately $21,000 in staff salary and fringe expense, an increase of approximately $32,000 in the cost of medicine supplies and an increase of approximately $71,000 in depreciation expenses.

Income from Operations - Operating income was $381 for the three-month period ended June 30, 2012, as compared to an operating loss of $59,131 for the same period in 2011. The primary reasons are the aforementioned changes in operating revenue and operating expenses where the increase in operating revenues exceeds the increase in operating expenses.

Interest Expense – Interest expense for the three-month period ended June 30, 2012 increased by $7,616, or 28%, to $34,462 from $26,846 for the three-month period ended June 30, 2011. The increase was primarily due to an increase in loans from related parties and capital lease obligation.

Net Loss - As a result of the forgoing, the Company had a net loss of $24,868 during the quarter ended June 30, 2012, compared to a net loss of $84,228 for the comparative period in 2011.

Results of Operation - Six months ended June 30, 2012

Material changes of items in our Statement of Operations for the six months ended June 30, 2012, as compared to the six months ended June 30, 2011, are discussed below.

Operating Revenues – Operating revenue for the six-month period ended June 30, 2012, which resulted primarily from in-patient services and out-patient services, was $1,379,747, representing an increase of $161,086, or 13% as compared to the operating revenue of $1,218,661 for the six-month period ended June 30, 2011. The increase was primarily due to an increase in average service revenue per patient where more services were offered in both in-patient and out-patient service departments as compared to the same period in 2011.

 Item 2.       Management’s Discussion and Analysis of Financial Condition and Results of Operations - continued

Operating Expenses – Operating expenses were $1,454,053 for the six-month period ended June 30, 2012, representing an increase of $257,084, or 21% as compared to $1,196,969 for the same period in 2011. This increase was primarily due to an increase of approximately $116,000 in cost of medicine supplies and an increase of approximately $142,000 in depreciation expenses.

Income from Operations – The Company incurred an operating loss of $74,306 for the six-month period ended June 30, 2012, as compared to operating income of $21,692 for the same period in 2011. The primary reasons are the aforementioned changes in operating revenues and operating expenses where the increase in operating revenues of $161,086 is less than the increase in operating expenses of $257,084.

Interest Expense – Interest expense for the six-month period ended June 30, 2012 was $75,632 as compared to $46,037 for the six-month period ended June 30, 2011. The increase was primarily due to an increase in loans from related parties and capital lease obligation.

Net Loss - As a result of the forgoing, the Company had a net loss of $128,622 for the six-month period ended June 30, 2012, compared to a net loss of $22,885 for the comparative period in 2011.

Trends, Events and Uncertainties

The China Ministry of Health, as well as other related agencies, has proposed changes to the price limit we can charge for medical services, drugs and medications. We cannot predict the impact of these proposed changes since the changes are not fully defined and we do not know whether those proposed changes will be implemented or when they may take effect.

We are in the process of building a new 600-bed hospital in Nanning city. We expect the new hospital to be completed in February 2013. The hospital is being constructed by Guangxi Construction Engineering Corporation Langdong 8th Group (“Langdong 8th Group”) and, when completed, will be leased to us for a twenty-year term. The lease payments will start after the construction is completed. Annual lease payments will increase every year. Our agreement with Langdong 8th Group obligates us to pay approximately $7,870,000 for construction related costs. In addition, we are responsible for any additional costs necessary to complete the project. As of June 30, 2012, we had paid approximately $10,800,000 for the construction of the hospital. We borrowed most of the funds from our related company Guangxi Tongji Medicine Co., Ltd. We estimate the additional costs to complete the project to be $2,900,000. We will continue to operate our existing hospital after the completion of the new hospital.

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

Liquidity and Capital Resources

We generally finance our operations through our operating profit and borrowings from related parties. As of August 13, 2012, we have not experienced any difficulty in raising funds from related parties, and we have not experienced any liquidity problems in settling our payables in our ordinary course of business. We believe that the Company has adequate funds and capital with respect to conducting its business over the next twelve months.

The following table shows our material sources and (uses) of cash during the six month periods ended June 30, 2012 and 2011:

	2012	2011

Cash provided by (used in) operating activities	$203,914	$(522,582)

Cash (used in) investing activities	$(1,628,965)	$(2,047,983)

Cash provided by financing activities	$1,425,698	$2,424, 208

By reducing expenses, the Company substantially reduced the amount of cash being used to fund operating activities. However, substantial funds have been required to fund the construction of the new hospital. Financing of operations comes primarily from advances from related parties. We will have to rely on related parties loans for working capital and  the payment to our management until such time as our operations are profitable. There can be no assurances that related parties will continue to provide additional capital. Without additional capital, we may be forced to cease operations and liquidate.

Operating Activities

Net cash provided by operating activities primarily consists of net income, as adjusted by depreciation, stock option, and changes in operating assets and liabilities such as accounts receivable, medical supplies, capital lease deposits, prepaid expense and other current assets, accounts payable and accrued liabilities, and other payables.

Net cash provided by operating activities was $203,914 for the six months ended June 30, 2012, which is primarily attributable to our net loss of $128,622, adjusted by depreciation expense of $219,960, an increase in accounts payable and accrued expenses of $117,442, and an increase in other payables of $197,050.

Net cash used in operating activities was $522,582 for the six months ended June 30, 2011, which is primarily attributable to our net loss of $22,855, adjusted by depreciation expense of $77,602, a decrease in accounts payable and accrued expenses of $130,204, a decrease in prepaid expense and other current assets of $318,307, and a decrease in accounts receivable of $105,769.

Net cash provided by operating activities was $203,941 for the six months ended June 30, 2012, an increase of $318,641 from $522,582 net cash used in operating activities for the same period in 2011. The increase was primarily due to an increase in depreciation expense of $142,358, an increase in accounts payable and accrued expenses of $247,646, a decrease in prepaid expense and other current assets of $313,297, offset by an increase in net loss of $105,737.

Investing Activities

Net cash used in investing activities primarily consists of acquisition of equipment and purchases of construction in progress.

Net cash used in investing activities was $1,628,965 for the six months ended June 30, 2012, which is primarily attributable to an increase in the cost of the construction in progress of $1,612,985.

Net cash used in investing activities was $2,047,983 for the six months ended June 30, 2011, which is primarily attributable to an increase in the cost of the construction in progress of $2,014,803.

Net cash used in investing activities was $1,628,965 for the six months ended June 30, 2012, a decrease of $419,018 from $2,047,803 net cash used in investing activities for the same period in 2011. The decrease was primarily due to  as slower construction progress of the new hospital.

 Item 2.       Management’s Discussion and Analysis of Financial Condition and Results of Operations - continued

Financing Activities

Net cash provided by financing activities primarily consists of proceeds from related party loans.

Net cash provided by financing activities was $1,425,698 for the six months ended June 30, 2012, which is primarily attributable to an increase in proceeds from related party loans of $1,579,464, offset by repayment of capital lease of $153,766.

Net cash provided by financing activities was $2,424,208 for the six months ended June 30, 2011, which is primarily attributable to an increase in proceeds from related party loans of $2,055,970.

Working Capital

Working capital is current liabilities deducted from current assets.

Our working capital was negative $11,787,083 for the six months ended June 30, 2012, as compared with negative $9,849,936 for the year ended December 31, 2011, which is primarily attributable to an increase in the amount of $1,646,885 due to a related parties, an increase in other payables of $201,144, and an increase in accounts payable of $118,868.

Rental Commitments

The Company entered into a lease agreement with Guangxi Tongji Medicine Co. Ltd for their hospital that expires December 2014. The monthly lease payment is approximately $2,500. The Company also in the process of building a new 600-bed hospital in Nanning city. We expect the new hospital to be completed by February 2013. The hospital is being constructed by Guangxi Construction Engineering Corporation Langdong 8th Group and, when completed, hospital building will be leased to the Company for a twenty-year term. The annual lease payments will increase every year.

Based on the exchange rate of 6.31 at June 30, 2012, our estimated minimum lease payments for 20 years in the future are as follows:

	Related Party	Non-Related Party	Total
1-5 years	$78,171	$1,965,477	$2,043,648
6-10 years	-	2,813,486	2,813,486
11-15 years	-	3,209,751	3,209,751
16-20 years	-	3,558,465	3,558,465
Total	$78,171	$11,547,179	$11,625,350

Going Concern

The accompanying consolidated financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern. However, the Company has negative working capital of $11,787,083, an accumulated deficit of $710,363, and a stockholders’ deficit of $133,691 as of June 30, 2012. The Company’s ability to operate as a going concern is dependent on the management’s ability to obtain equity or debt financing, attain further operating efficiencies, and achieve profitable operations. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might be necessary should the Company not be able to operate on a going concern.

Our management has taken certain restructuring steps to provide necessary capital to continue operations. These steps included: 1) the plan to convert existed related parties’ loans into equity, 2) the plan to complete construction of the new hospital and begin generating revenue by the end of the next year, and 3) the plan to increase sales revenue with additional medical equipment. No assurances can be given that the steps taken will provide necessary capital for the Company to continue its operations.

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

As of June 30, 2012, our management, under the supervision of and with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as required by Rules 13a-15(b) and 15d-15(b) under the Exchange Act.  Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of June 30, 2012 as a result of the material weaknesses identified in our internal control over financial reporting.  These material weaknesses are discussed in “Management’s Report on Internal Control over Financial Reporting” below. Our management considers our internal control over financial reporting to be an integral part of our disclosure controls and procedures.

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

As of June 30, 2012, our management, under the supervision of and with the participation of the Chief Executive Officer and the Chief Financial Officer, evaluated the effectiveness of our internal control over financial reporting as required by Rules 13a-15(c) and 15d-15(c) under the Exchange Act.  In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control – Integrated Framework , including the following five framework components: i) control environment, ii) risk assessment, iii) control activities, iv) information and communications, and v) monitoring.

Our management evaluated the design and operating effectiveness of our internal control over financial reporting as part of this assessment, using its knowledge and understanding of our organization, operations, and processes, to determine, in its judgment, the sources and potential likelihood of misstatements in financial reporting.  Based on this assessment, our management, including the Chief Executive Officer and Chief Financial Officer, has concluded that our internal control over financial reporting was not effective as of June 30, 2012.

Specifically, our management identified certain matters involving internal control and our operations that it considered to be material weaknesses.  As defined in the Exchange Act, a material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the registrant's annual or interim financial statements will not be prevented or detected on a timely basis.  The material weaknesses identified by our management as of June 30, 2012, are described below:

 Item 4.       Controls and Procedures - continued

●	We did not design, implement, or maintain effective entity-level controls related to our control environment, resulting in the following significant control deficiencies:

o	The Code of Business Conduct and Ethics, which was specifically designed for public company applicability, has yet to be formally acknowledged by members of management and the finance department.

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

●
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

2012 Planned Remediation

As financial conditions permit, we plan to take the following actions to improve our internal control over financial reporting, including actions to remediate those material weaknesses identified in 2011 and 2012.

●
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

●
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

●
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

●
Complete the implementation of, and related training for, its IT policies and procedures related to access, change, data, and security management to ensure that all relevant financial information is secure, identified, captured, processed, and reported within the accounting system and spreadsheets supporting financial reporting.

●
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

Item 4.       Controls and Procedures - continued

Notwithstanding the material weaknesses described above, our management believes that there are no material inaccuracies or omissions of material fact and, to the best of its knowledge, believes that the consolidated financial statements included in this quarterly report present fairly, in all material respects, our financial position, results of operations, and cash flows for the periods presented in conformity with accounting principles generally accepted in the United States.

Changes in Internal Control over Financial Reporting

No changes in the Company's internal control over financial reporting has come to the management's attention during the Company's last fiscal quarter that have materially affected, or are likely to materially affect, the Company's internal control over financial reporting.

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

On August 3, 2011, Guangxi Jingjian Real Estate Development Company (“Jingjian”) filed a civil suit against Nanning Tongji Hospital, Inc. (“Nanning Tongji”), a subsidiary of the Company in the People’s Court in Qingxiu District, Nanning City, People’s Republic of China (“People’s Court”). In its complaint, Jingjian asserts a breach of contract claim against the Company, alleging that the Company has failed to make timely and total payment of the project transfer fee under certain Business Building Project Agreement between the Company and Jingjian. Jingjian seeks a total of RMB 3,162,500 (approximately $498,000) in the complaint, including payment of the remaining RMB 800,000 (approximately $126,000) project transfer fee and liquidated damages of RMB 2,362,500 (approximately $372,000) for late payment of such fee.

On February 1, 2012, the People’s Court ruled that the Company shall pay approximately $160,000 to Jingjian, including the remaining project transfer fee and a late fee of such payment. The Company has decided not to appeal the court ruling.

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

(3)  Exhibits 101 to this report shall be the following financial statements from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2012 formatted in XBRL (eXtensible Business Reporting Language):  (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Income and Comprehensive Income, (iii) the Condensed Consolidated Statements of Cash Flows, and (iv) related notes to these financial statements tagged as blocks of text.  Pursuant to Rule 405(a)(2) of Regulation S-T, the Company is relying upon the applicable 30-day grace period for the initial filing of its Interactive Data File required to contain detail-tagging footnotes or schedules. The Company intends to file the required detail-tagging footnotes or schedules by the filing of an amendment to this Quarterly Report on Form 10-Q within the 30-day period.

 SIGNATURES

Pursuant to the requirements of the securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TONGJI HEALTHCARE GROUP, INC.

Date: August 14, 2012	By:	/s/ Yunhui Yu
Yunhui Yu President and Chief Executive Officer (Principal Executive Officer)

Date: August 14, 2012	By:	/s/ Eric Zhang
Eric Zhang Chief Financial Officer (Principal Financial Officer)