Form 10-Q/A
period 2012-06-30
Tongji Healthcare Group, Inc.
filed 2012-09-06
CIK 1389518

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A
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

Indicate the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:

As of August 13, 2012, there are 15,812,191 shares of $0.001 par value common stock issued and outstanding.

EXPLANATORY NOTE

The purposes of this Amendment No. 1 (“Form 10-Q/A”) to the Quarterly Report on Form 10-Q for the period ended June 30, 2012 (“Form 10-Q”) of Tongji Healthcare Group (the “Company”), which was originally filed with the Securities and Exchange Commission (the “SEC”) on August 14, 2012, are:

1.	to change the total number of shares of the Company’s outstanding common stock as of August 13, 2012 from 84,187,809 to 15,812,191; and
2.
to furnish Exhibit 101 to the Form 10-Q as required by Rule 405 of Regulation S-T.  Exhibit 101 to this Amendment No. 1 to Form 10-Q furnishes the following items in Extensible Business Reporting Language:  (i) the Company’s condensed consolidated balance sheets as of June 30, 2012 and December 31, 2011(unaudited), (ii) the Company’s condensed consolidated statements of operations and comprehensive loss for the three and six months ended June 30, 2012 and 2011 (unaudited), (iii) the Company’s condensed consolidated statements of cash flows for the six months ended June 30, 2012 and 2011 (unaudited), and (iv) the notes to the Company’s condensed consolidated financial statements (unaudited).

No changes have been made to the Form 10-Q other than those described above. This Form 10-Q/A does not reflect subsequent events occurring after the original filing date of the Form 10-Q or modify or update in any way disclosures made in the Form 10-Q.

Item 6.	Exhibits.

Copies of the following documents are included as exhibits to this report pursuant to Item 601 of Regulation S-K.

Exhibit No.	Title of Document
3.1	Articles of Incorporation (1)
3.2	Bylaws (1)
10.1	Employment Contracts (1)
10.2	Hospital Lease (1)
10.3	Agreement with Guangxi Tongji Medicine Co., Ltd. (1)
10.4	Agreement for Medicare Service - The Management Center of Social Medical Treatment Insurance of Nanning (1)
10.5	Agreement for Medicare Service - Social Security Department of Guangxi Zhuang Municipality (1)
31.1	Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of the Principal Executive Officer pursuant to U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of the Principal Financial Officer pursuant to U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document (2)
101.SCH	XBRL Taxonomy Extension Schema Document (2)
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document (2)
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document (2)
101.LAB	XBRL Taxonomy Extension Label Linkbase Document (2)
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document (2)

(1) Incorporated by reference to the same exhibit filed with our registration statement on Form SB-2 (File No. 333-140645).

(2) Attached as Exhibits 101 to this report are the following financial statements from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2012 formatted in XBRL (eXtensible Business Reporting Language):  (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Income and Comprehensive Income, (iii) the Condensed Consolidated Statements of Cash Flows, and (iv) related notes to these financial statements.  The XBRL-related information in Exhibits 101 to this Quarterly Report on Form 10-Q shall not be deemed “filed” or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, and is not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liabilities of those sections.

 SIGNATURES

Pursuant to the requirements of the securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TONGJI HEALTHCARE GROUP, INC.

Date: September 6, 2012	By:	/s/ Yunhui Yu
Yunhui Yu President and Chief Executive Officer (Principal Executive Officer)

Date: September 6, 2012	By:	/s/ Eric Zhang
Eric Zhang Chief Financial Officer (Principal Financial Officer)