Form 10-Q
period 2012-09-30
Tongji Healthcare Group, Inc.
filed 2012-11-15
CIK 1389518

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

 (Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from ______________ to _____________

Commission file number: 333-140645

TONGJI HEALTHCARE GROUP, INC .

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

Indicate the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:

As of November 13, there are 15,812,191shares of $0.001 par value common stock issued and outstanding.

FORM 10-Q
TONGJI HEALTHCARE GROUP, INC.
INDEX

		Page

PART I.	Financial Information	4

	Item 1. Financial Statements (Unaudited).	4

	Condensed Consolidated Balance Sheets as of September 30, 2012 and December 31, 2011 (Unaudited).	4

	Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) for the Three andNine Months Ended September 30, 2012 and 2011(Unaudited).	5

	Condensed Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2012 and 2011 (Unaudited).	6

	Notes to Condensed Consolidated Financial Statements as of September 30, 2012 (Unaudited).	7

	Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.	20

	Item 3. Quantitative and Qualitative Disclosures About Market Risk.	25

	Item 4. Controls and Procedures.	25

PART II.	Other Information	28

	Item 1. Legal Proceedings.	28

	Item 1A. Risk Factors.	28

	Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.	28

	Item 3. Defaults Upon Senior Securities.	28

	Item 4. Mine Safety Disclosures.	28

	Item 5. Other Information.	28

	Item 6. Exhibits.	28

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

The unaudited condensed consolidated financial statements of registrant as of September 30, 2012 and for the three and nine months ended September 30, 2012 and 2011 follow.  The condensed consolidated financial statements reflect all adjustments which are, in the opinion of management, necessary for a fair presentation of the results for the interim periods presented.  All such adjustments are of a normal and recurring nature.

TONGJI HEALTHCARE GROUP, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	September 30, 2012	December 31, 2011

ASSETS

Current Assets
Cash and cash equivalents	$33,436	$32,126
Accounts receivable, net	663,724	557,523
Due from related parties	55,052	54,246
Medicine supplies	153,912	165,368
Prepaid expenses and other current assets	13,444	2,925

Total Current Assets	919,568	812,188

Equipment, net	2,046,358	2,157,733

Construction in progress	10,919,957	9,060,115

Long-term deposits	182,070	181,053

TOTAL ASSETS	$14,067,953	$12,211,089

LIABILITIES AND SHAREHOLDERS' DEFICIT

Current Liabilities
Accounts payable and accrued expenses	$379,482	$213,204
Due to related parties	11,464,508	9,542,604
Other payables	728,649	593,403
Current portion of notes payable	339,395	312,913

Total Current Liabilities	12,912,034	10,662,124

Note payable	1,151,106	1,395,009
Contingent liability	1,118,515	159,117

Total Liabilities	15,181,655	12,216,250

SHAREHOLDERS' DEFICIT
Preferred stock; $0.001 par value, 20,000,000 shares authorized and none issued and outstanding	-	-
Common stock; $0.001 par value, 100,000,000 shares authorized and 15,812,191 shares issued and outstanding as of September 30, 2012 and December 31, 2011, respectively	15,812	15,812
Additional paid in capital	433,082	429,230
Accumulated deficit	(1,693,403)	(581,741)
Accumulated other comprehensive income	130,807	131,538

Total Shareholders' Deficit	(1,113,702)	(5,161)

TOTAL LIABILITIES AND SHAREHOLDERS' DEFICIT	$14,067,953	$12,211,089

The accompanying notes are an integral part of these condensed consolidated financial statements.

TONGJI HEALTHCARE GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(UNAUDITED)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2012	2011	2012	2011

OPERATING REVENUE
In-patient service revenue	$423,991	$433,780	$1,189,553	$1,152,666
Out-patient service revenue	276,219	269,550	890,404	754,278
Total operating revenue	700,210	703,330	2,079,957	1,906,944

OPERATING EXPENSES
Salary and fringes	180,387	193,386	543,306	526,338
Medicine and supplies	331,343	337,121	1,010,071	900,209
Administrative expenses	24,010	16,517	93,254	52,965
Depreciation expense	(80,323)	39,179	139,638	116,781
Contingency loss	1,120,376	-	1,120,376	-
Other operating expenses	62,458	111,160	185,659	298,039
Total operating expenses	1,638,251	697,364	3,092,304	1,894,332

INCOME (LOSS) FROM OPERATIONS	(938,041)	5,966	(1,012,347)	12,612

OTHER INCOME (EXPENSE)
Other income	6,028	9,883	27,344	26,390
Interest expense, net of income	(51,027)	(38,695)	(126,659)	(84,732)
Total Other Expense	(44,999)	(28,812)	(99,315)	(58,342)

LOSS BEFORE INCOME TAXES	(983,040)	(22,846)	(1,111,662)	(45,730)

Provision for income taxes	-	-	-	-

NET LOSS	(983,040)	(22,846)	(1,111,662)	(45,730)

Foreign currency translation gain (loss)	1,735	1,967	(731)	5,726

NET COMPREHENSIVE LOSS	$(981,305)	$(20,879)	$(1,112,393)	$(40,004)

Net income (loss) per common stock-Basic and Diluted	$(0.062)	$(0.001)	$(0.070)	$(0.003)

Weighted average common stock outstanding
Basic and Diluted	15,812,191	15,812,191	15,812,191	15,812,191

The accompanying notes are an integral part of these condensed consolidated financial statements.

TONJI HEALTHCARE GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED SEPTEMBER 30,
(UNAUDITED)

	2012	2011
Cash flows from operating activities:
Net Loss	$(1,111,662)	$(45,730)
Adjustments to reconcile net income (loss) to
cash provided by (used in) operating activities:
Depreciation expense	139,638	116,781
Stock option expense	3,852	3,005
Increase/(decrease) in assets and liabilities:
Accounts receivable	(103,240)	(156,338)
Medical supplies	12,406	(63,905)
Prepaid expense and other current assets	(10,521)	(286,654)
Accounts payable and accrued expenses	165,354	(117,871)
Other payables	132,132	205,627
Contingent liability	957,554	-
Total adjustments	1,297,175	(299,355)

Net Cash Provided By (Used In) Operating Activities	185,513	(345,085)

Cash flows from investing activities:
Acquisitions of fixed assets	(15,936)	(65,164)
Construction in Progress	(1,811,953)	(2,759,361)
Due from related parties	(503)	(6,163)
Long term receivable	-	(177,316)

Net Cash Used in Investing Activities	(1,828,392)	(3,008,004)

Cash flows from financing activities:
Payments of capital lease	(227,395)	-
Proceeds from note payable	-	369,891
Note payable repayment	-	(49,506)
Due to related parties	1,871,403	2,887,302

Net Cash Provided by Financing Activities	1,644,008	3,207,687

Effects of foreign currency translation	181	4,367

Net Increase (Decrease) in Cash and Cash Equivalents	1,310	(141,035)

Cash and Cash Equivalents-Beginning of Period	32,126	209,586

Cash and Cash Equivalents-Ending of Period	$33,436	$68,551

Cash Paid During the Year for:
Income taxes	$-	$-
Interest paid	$127,984	$13,247

The accompanying notes are an integral part of these condensed consolidated financial statements.

TONGJI HEALTHCARE GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2012
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

NOTE 2- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accompanying unaudited condensed consolidated financial statements have been prepared by management without audit pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted as allowed by such rules and regulations, and management believes that the disclosures are adequate to make the information presented not misleading. These condensed consolidated financial statements include all of the adjustments, which, in the opinion of management, are necessary to a fair presentation of financial position and results of operations. All such adjustments are of a normal and recurring nature. Interim results are not necessarily indicative of results for a full year. The condensed consolidated balance sheet information as of December 31, 2011 was derived from the audited consolidated financial statements included in the Form 10-K. These condensed consolidated financial statements should be read in conjunction with the audited financial statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011 (“Form 10-K”), filed with the Commission on April 16, 2012.

TONGJI HEALTHCARE GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2012
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

PRINCIPLES OF CONSOLIDATION

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary NTH. All intercompany accounts and transactions have been eliminated in consolidation.

CASH AND CASH EQUIVALENTS

For purposes of the statements of cash flows, the Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents. A substantial amount of the Company’s cash is held in bank accounts in the People’s Republic of China (“PRC” or China) and is not protected by Federal Deposit Insurance Corporation (FDIC) insurance or any other similar insurance. Cash held in China amounted to $33,436 as of September 30, 2012. Given the current economic environment and the financial condition of the banking industry, there is a risk that the deposits may not be readily available or covered by such insurance. The Company has had no loss of cash in domestic or foreign banks in past years.

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

TONGJI HEALTHCARE GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2012
(UNAUDITED)

NOTE 2- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - continued

The exchange rates used to translate amounts in RMB into USD for the purposes of preparing the financial statements were as follows:

September 30, 2012
Balance sheet	RMB 6.32 to US $1.00
Statement of operations and comprehensive loss	RMB 6.31 to US $1.00
December 31, 2011
Balance sheet	RMB 6.35 to US $1.00
September 30, 2011
Statement of income and comprehensive loss	RMB 6.49 to US $1.00

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
September 30, 2012
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

The Company has estimated a bad debt allowance of approximately $42,000 as of September 30, 2012 and December 31, 2011.

FAIR VALUE OF FINANCIAL INSTRUMENTS

The Company applies the provisions of FASB ASC Topic 825, which requires all entities to disclose the fair value of financial instruments, both assets and liabilities recognized and not recognized on the balance sheet, for which it is practicable to estimate fair value, and defines fair value of a financial instrument as the amount at which the instrument could be exchanged in a current transaction between willing parties. As of September 30, 2012 and December 31, 2011 the fair value of cash and cash equivalents, accounts receivable, accounts payable and accrued expenses, notes payable and other payables approximated the carrying value due to the short maturity of the instruments, quoted market prices or interest rates which fluctuate with market rates except for related party debt or receivables for which it is not practicable to estimate fair value.

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
September 30, 2012
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

CAPITALIZATION OF INTEREST

Interest cost is capitalized for qualifying assets when the portion of the interest cost incurred during the assets' acquisition periods could have been avoided if expenditures for the assets had not been made. The amount capitalized in an accounting period is determined by applying the capitalization rate to the average amount of accumulated expenditures for the asset during the period. The capitalization rates used in an accounting period is based on the rates applicable to borrowings outstanding during the period (also see Note 4).

TONGJI HEALTHCARE GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2012
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

The Company tests long-lived assets for recoverability at least annually or more frequently upon the occurrence of an event or when circumstances indicate that the net carrying amount is greater than its fair value. Assets are grouped and evaluated at the lowest level for their identifiable cash flows that are largely independent of the cash flows of other groups of assets. The Company considers historical performance and future estimated results in its evaluation of potential impairment and then compares the carrying amount of the asset to the future estimated cash flows expected to result from the use of the asset. If the carrying amount of the asset exceeds estimated expected undiscounted future cash flows, the Company measures the amount of impairment by comparing the carrying amount of the asset to its fair value. The estimation of fair value is generally measured by discounting expected future cash flows at the rate the Company utilizes to evaluate potential investments. The Company estimates fair value based on the information available in making whatever estimates, judgments and projections are considered necessary. There was no impairment of long-lived assets for the periods ended September 30, 2012 and 2011.

BASIC AND DILUTED EARNINGS PER SHARE

Earnings per share (EPS) is calculated in accordance with the FASB ASC Topic 260, “Earnings Per Share.” Basic net income (loss) per share is based upon the weighted average number of common shares outstanding. Diluted net income (loss) per share is based on the assumption that all dilutive convertible shares and stock options were converted or exercised. Dilution is computed by applying the treasury stock method. Under this method, options and warrants are assumed to be exercised at the beginning of the period (or at the time of issuance, if later), and as if funds obtained thereby were used to purchase common stock at the average market price during the period. Potentially dilutive securities to purchase 100,000 shares of common stock were not included in the calculation of the diluted earnings per share as their effect would be anti-dilutive for the period ended September 30, 2012. During the nine month period ended September 30, 2012, the average market price of the common stock during the period was less than the exercise price of the stock options and the Company was in net loss position. Accordingly, the stock options were anti-dilutive and have not been included in the calculation of diluted earnings per share.

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
September 30, 2012
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
September 30, 2012
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

Stock-based compensation costs that have been included in operating expenses amounted to $3,852 and $3,005 for the nine month periods ended September 30, 2012 and 2011, respectively.

COMPREHENSIVE INCOME

The Company reports comprehensive income in accordance with FASB ASC Topic 220 “Comprehensive Income," which established standards for reporting and displaying comprehensive income and its components in a financial statement that is displayed with the same prominence as other financial statements.

Total comprehensive income is defined as all changes in stockholders' equity during a period, other than those resulting from investments by and distributions to stockholders (i.e., issuance of equity securities and dividends). Generally, for the Company, total comprehensive income (loss) equals net income (loss) plus or minus adjustments for currency translation. Total comprehensive income (loss) represents the activity for a period was a loss of $(981,305) and a loss of $(20,879) for the three months periods ended September 30, 2012 and 2011, respectively. Total comprehensive income (loss) represents the activity for a period was a loss of $(1,112,393) and a loss of $(40,004) for the nine months periods ended September 30, 2012 and 2011, respectively.

While total comprehensive income is the activity in a period and is largely driven by net earnings in that period, accumulated other comprehensive income or loss (“AOCI”) represents the cumulative balance of other comprehensive income as of the balance sheet date. For the Company, AOCI is primarily the cumulative balance related to the currency adjustments and increased overall equity by $130,807 and $131,538 as of September 30, 2012 and December 31, 2011, respectively.

RECENT ACCOUNTING PRONOUNCEMENTS

In December 2011, the FASB issued ASU 2011-11 Balance Sheet (Topic 210): Disclosures about Offsetting Assets and Liabilities: The amendments in this Update will enhance disclosures required by U.S. GAAP by requiring improved information about financial instruments and derivative instruments that are either (1) offset in accordance with either Section 210-20-45 or Section 815-10-45 or (2) subject to an enforceable master netting arrangement or similar agreement, irrespective of whether they are offset in accordance with either Section 210-20-45 or Section 815-10-45. This information will enable users of an entity’s financial statements to evaluate the effect or potential effect of netting arrangements on an entity’s financial position, including the effect or potential effect of rights of setoff associated with certain financial instruments and derivative instruments in the scope of this Update. An entity is required to apply the amendments for annual reporting periods beginning on or after January 1, 2013, and interim periods within those annual periods. An entity should provide the disclosures required by those amendments retrospectively for all comparative periods presented. It is not expected to have a material impact on the Company’s condensed consolidated financial statements.

In December 2011, the FASB issued ASU 2011-12 Comprehensive Income (Topic 220): In order to defer only those changes in Update 2011-05 that relate to the presentation of reclassification adjustments, the paragraphs in this Update supersede certain pending paragraphs in Update 2011-05. The amendments are being made to allow the Board time to redeliberate whether to present on the face of the financial statements the effects of reclassifications out of accumulated other comprehensive income on the components of net income and other comprehensive income for all periods presented. While the Board is considering the operational concerns about the presentation requirements for reclassification adjustments and the needs of financial statement users for additional information about reclassification adjustments, entities should continue to report 2 reclassifications out of accumulated other comprehensive income consistent with the presentation requirements in effect before Update 2011-05. All other requirements in Update 2011-05 are not affected by this Update, including the requirement to report comprehensive income either in a single continuous financial statement or in two separate but consecutive financial statements. Public entities should apply these requirements for fiscal years, and interim periods within those years, beginning after December 15, 2011. The adoption of this ASU is not expected to have a material impact on the Company’s condensed consolidated financial statements.

In July 2012, the FASB issued ASU 2012-02, Testing Indefinite-Lived Intangible Assets for Impairment, which allows an entity to first assess qualitative factors to determine whether it is more likely than not that an indefinite-lived intangible asset, other than goodwill, is impaired. If an entity concludes, based on an evaluation of all relevant qualitative factors, that it is not more likely than not that the fair value of an indefinite-lived intangible asset is less than its carrying amount, it will not be required to perform a quantitative impairment test for that asset. Entities are required to test indefinite-lived assets for impairment at least annually, and more frequently if indicators of impairment exist. This ASU will be effective for the Company on February 3, 2013, with early adoption permitted. The adoption of this ASU is not expected to have a significant effect on our results of operations or financial position.

Other recently issued accounting pronouncements did not, or are not believed by management to, have a material effect on the Company’s present or future consolidated financial statements.

TONGJI HEALTHCARE GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2012
(UNAUDITED)

NOTE 2- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - continued

GOING CONCERN

The accompanying consolidated financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern. However, the Company has negative working capital of $11,992, 466, an accumulated deficit of $1,693,403, and a stockholders’ deficit of $1,113,702 as of September 30, 2012. The Company’s ability to continue as a going concern ultimately is dependent on the management’s ability to obtain equity or debt financing, attain further operating efficiencies, and achieve profitable operations. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might be necessary should the Company not be able to continue as a going concern.

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

NOTE 3- EQUIPMENT

Equipment as of September 30, 2012 and December 31, 2011 comprised the following:

	Estimated Useful Lives (Years)	September 30, 2012	December 31, 2011
Office equipment	5-10	$85,249	$84,773
Medical equipment	5	3,086,299	3,053,237
Fixtures	10	112,126	111,500
Vehicles	5	44,064	43,818
Total equipments		3,327,739	3,293,328

Less accumulated depreciation		(1,281,381)	(1,135,595)

Equipment, net		$2,046,358	$2,157,733

The Company purchased and started depreciating certain medical equipments at the beginning of 2012. Those equipments are to be placed in service upon receiving usage approval from the Chinese government and hiring qualified personnel.  As of September 30, 2012, the Company still has not received the approval. Therefore, the company adjusted depreciation expenses on those medical equipments during the three months period ended September 30, 2012 resulting in a depreciation expense charged to operations of $(80,323) and $39,179 for the three month periods ended September 30, 2012 and 2011, respectively. Depreciation expense charged to operations was $139,638 and $116,781 for the nine month periods ended September 30, 2012 and 2011, respectively. The Company has been working with Nanning Municipal Health Bureau to obtain the approval to place the equipments in service and making great efforts to recruit qualified personnel. The Company expects to be able to place the assets in service in April 2013. If the Company is unsuccessful in being able to place the assets in service we will assess the need to record an impairment charge for the assets. The Company will reevaluate the status of these assets at December 31, 2012.

TONGJI HEALTHCARE GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2012
(UNAUDITED)

NOTE 4- CONSTRUCTION IN PROGRESS

The Company is constructing a new hospital on leased land. Costs capitalized primarily consists of payments for construction costs, acquisition cost, land rights cost, development expenditure, professional fees, and capitalized interest. The Company is required to make payments for construction costs of approximately $7,587,300 and any excess construction cost payments incurred during the construction phase. The land lease term will start upon completion of the new hospital construction. The new hospital is expected to be completed in February 2013. As of September 30, 2012, we had paid approximately $10,920,000 for the construction of the hospital. We borrowed most of the funds from our related company Guangxi Tongji Medicine Co., Ltd.  On top of what we had paid for the hospital construction, we estimate the additional costs to complete the project to be $2,700,000. We will continue to operate our existing hospital after the completion of the new hospital

The Company will amortize the cost of the hospital over the life of the land lease of twenty years. Capitalized interest was approximately $200,000 as of September 30, 2012.

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

On August 3, 2011, Guangxi Jingjian Real Estate Development Company (“Jingjian”) filed a civil suit against Nanning Tongji Hospital, Inc. (“Nanning Tongji”), a subsidiary of the Company, in the People’s Court in Qingxiu District, Nanning City, People’s Republic of China (“People’s Court”). In its complaint, Jingjian asserts a breach of contract claim against Nanning Tongji, alleging that Nanning Tongji has failed to make timely and total payment of the project transfer fee under certain Business Building Project Agreement between Nanning Tongji and Jingjian. Jingjian seeks a total of RMB 3,162,500 (approximately $498,000) in the complaint, including payment of the remaining RMB 800,000 (approximately $126,000) project transfer fee and liquidated damages of RMB 2,362,500 (approximately $372,000) for late payment of such fee. On February 1, 2012, the People’s Court ruled that Nanning Tongji shall pay approximately $176,000 to Jingjian, including the remaining project transfer fee and a late fee of such payment. On August 14, 2012, Jingjian appealed the decision to the Intermediate People’s Court in Nanning City, People’s Republic of China (“Intermediate Court”), disputing the calculation of the damages of the People’s Court. On September 09, 2012, the Intermediate Court affirmed the decision of the People’s Court.

In September 2009, Guangxi Nanning Tingyouyuxiang Commercial Co., Ltd. (“Tingyouyuxiang”) filed a civil suit against Nanning Tongji in the People’s Court. In the complaint, Tingyouyuxiang asserted a breach of contract claim against Nanting Tongji, alleging that Nanning Tongji had failed to make timely and total payment of RMB 5,050,000 (approximately $800,000)  under certain Supplement Agreement by and among Nanning Tongji, Tingyouyuxiang and the Eighth Group of Langdong Village Committee, Nanhu Community Office, Qingxiu Districe, Nanning City (the “Village Committee”). One December 30, 2009, the People’s Court ruled that Nanning Tongji shall pay to Tingyouyuxiang damages of RMB 5,050,000 (approximately $800,000) plus interest and the court hearing fee of RMB 47,150 (approximately $320,000). On March 9, 2012, Nanning Tongji appealed to the Intermediate Court, alleging, among other things, that Nanning Tongji was never served. On June 6, 2012, the Intermediate Court remanded the case to the People’s Court.Pending a court decision, the Company had accrued approximately $1,120,000 as of September 30, 2012.

NOTE 6- MAJOR SUPPLIERS AND CUSTOMERS

The Company purchases the majority of its medicine supplies from Guangxi Tongji Medicine Co. Ltd., a related party with common major stockholders. Medicine purchased accounted for 47% and 68% of all medicine purchases for the nine month period ended September 30, 2012 and 2011. Amounts due were approximately $958,000 and $711,500 as of September 30, 2012 and 2011.

TONGJI HEALTHCARE GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2012
(UNAUDITED)

NOTE 6- MAJOR SUPPLIERS AND CUSTOMERS - continued

The Company had two major customers for the nine month period ended September 30, 2012 and 2011: Nanning Social Insurance Center and Guangxi Province Social Insurance Center. Nanning Social Insurance Center accounted for 14% and 51% of revenue for the nine month periods ended September 30, 2012 and 2011. Guangxi Province Social Insurance Center accounted for 6% and 16% of revenue for the nine month periods ended September 30, 2012 and 2011.

As of September 30, 2012 and December 31, 2011, accounts receivable due from Nanning Social Insurance Center and Guangxi Province Social Insurance Center was approximately $696,000 and $387,000, respectively.

NOTE 7- CAPITAL LEASE OBLIGATIONS

Sale and Lease Back

On March 25, 2011, the Company completed a financing arrangement with an independent third party to sell and leaseback certain machinery and equipment. The net carrying value of the machinery and equipment sold was $262,683. The machinery and equipment was sold for $371,517, of which $334,365 was received in cash and $37,152 was held as refundable deposit. The transaction has been accounted for as a financing arrangement, wherein the property remains on the Company’s books and will continue to be depreciated. A financing obligation in the amount of $371,517, representing the proceeds, has been recorded under “Note Payable” in the Company’s Balance Sheet, and is being reduced based on payments under the lease. Note payable was $295,932 as of September 30, 2012.

The lease has a term of 5 years and requires minimum annual rental payments including principal and interest as follows:

Year Ending December 31	Amount
2012	$25,044
2013	100,177
2014	100,177
2015	100,177
2016	33,392
Total	$358,967

In October 2011, the Company entered into an agreement to lease certain machinery and equipment that are classified as capital leases. The cost of equipment under capital leases of approximately $1,440,000 is included in the Balance Sheet equipment at September 30, 2012. Note payable was $1,188,395 as of September 30, 2012.

TONGJI HEALTHCARE GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2012
(UNAUDITED)

NOTE 7- CAPITAL LEASE OBLIGATIONS - continued

The lease has a term of 5 years and requires minimum annual rental payments including principal and interest as follows:

Year Ending December 31	Amount
2012	$93,480
2013	373,920
2014	373,920
2015	373,920
2016	218,120
Total	$1,433,360

NOTE 8- OTHER PAYABLES

Other payables as of September 30, 2012 and December 31, 2011 consists of the following:

	September 30, 2012	December 31, 2011
Advance from customers	$4,340	$4,267
Welfare payable	51,145	60,492
Capital lease deposits paid by third party	299,558	335,677
Lawsuit settlement payable	176,522	-
Other payables	197,084	192,967
Total	$728,649	$593,403

NOTE 9- STOCKHOLDERS' EQUITY

Preferred Stock

As of September 30, 2012 and December 31, 2011, the Company has 20,000,000 shares of preferred stock authorized with a par value of $0.001. There are no shares issued and outstanding as of September 30, 2012.

Common Stock

As of September 30, 2012 and December 31, 2011, the Company has 100,000,000 shares of common stock authorized with a par value of $0.001.

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

As of September 30, 2012, the Company had accumulated deficits of $1,693,403. Therefore, the Company did not appropriate a reserve for the statutory surplus reserve for the nine months period ended September 30, 2012.

TONGJI HEALTHCARE GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2012
(UNAUDITED)

NOTE 10- RELATED PARTY TRANSACTIONS AND COMMITMENTS

Due from/to Related Parties

The Company has entered into agreements with Nanning Tongji Chain Pharmacy Co. Ltd., Guangxi Tongji Medicine Co. Ltd., and Nanning Switch Factory whereby the Company from time to time will advance amounts to assist them in their operations. The three companies have common major stockholders. The advanced amounts accrue interest at a rate of 1.5% per annum. The amount receivable as of September 30, 2012 and December 31, 2011 was $55,052 and $54,246, respectively. Interest income for the three month periods ended September 30, 2012 and 2011 were approximately $165 and $185, respectively. Interest income for the nine month periods ended September 30, 2012 and 2011 were approximately $500 and $900, respectively.

The Company has entered into an agreement with the Chairman and a stockholder of the Company, Nanning Tongji Chain Pharmacy Co. Ltd., Guangxi Tongji Medicine Co. Ltd., and Nanning Tongji Electric Coating Factory, whereby the Company from time to time will be advanced amounts to assist them in their operations. The advanced amounts accrue interest at a rate of 1.5% per annum. As of September 30, 2012 and December 31, 2011, $11,464,508 and $9,542,604 were payable to these related parties respectively. Interest expenses for the three month periods ended September 30, 2012 and 2011 were $37,173and $45,714 respectively. Interest expenses for the nine month periods ended September 30, 2012 and 2011 were $113,255 and $85,633 respectively.

Rental Commitments

The Company has entered into a lease agreement for their hospital with Guangxi Tongji Medicine Co. Ltd that expires December 2014. The monthly lease payment is approximately $2,500. The Company also in the process of cooperating with Guangxi Construction Engineering Corporation Langdong 8th Group in building a new 600-bed hospital in Nanning, China. It expects the new hospital to be completed by February 2013. The hospital is being constructed by Guangxi Construction Engineering Corporation Langdong 8th Group and, when completed, the land will be leased by the Company for a twenty-year term. The annual lease payments will gradually increase each year. Based on the exchange rate at September 30, 2012, minimum future lease payments are as follows:

	Related Party	Non-Related Party	Total
1-5 years	$70,241	$1,962,336	$2,032,577
6-10 years	-	2,808,989	2,808,989
11-15 years	-	3,204,621	3,204,621
16-20 years	-	3,552,777	3,552,777
Total	$70,241	$11,528,723	$11,598,964

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

We have two main sources of revenue, generating from our in-patient services and out-patient services. About 47% of drugs and medications we use in the hospital and sell to our patients are purchased from Guangxi Tongji Medicine Co., Ltd., a related company controlled by our Chief Executive Officer, Yunhui Yu, at prevailing market prices pursuant to a supply contract. The other 53% comes from other suppliers. Two of these other suppliers are responsible for more than 28% of our total purchases.

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

Results of Operation - Three months ended September 30, 2012

Material changes of items in our Statement of Operations for the three months ended September 30, 2012, as compared to the three months ended September 30, 2011, are discussed below.

Operating Revenues – Operating revenue for the three-month period ended September 30, 2012, resulting primarily from in-patient services and out-patient services, was $700,210, a decrease of $3,120, as compared to the operating revenue of $703,330 for the three-month period ended September 30, 2011.The operating revenue remined fairly flat with a slight decrease of 0.44% compared to the same period in 2011.

Operating Expenses – Operating expenses were $1,638,251 for the three-month period ended September 30, 2012, an increase of $940,887, or 135% as compared to $697,364 for the same period in 2011. This increase was primarily due to an increase of approximately $1,120,000 in contingency loss and a decrease of approximately $120,000 in depreciation expenses.

Income (Loss) from Operations - Operating loss was $938,041 for the three-month period ended September 30, 2012, as compared to an operating income of $5,966 for the same period in 2011. The primary reasons are the aforementioned changes in contingency loss and depreciation expenses.

Interest Expense – Interest expense for the three-month period ended September 30, 2012 increased by $12,332, or 32%, to $51,027 from $38,695 for the three-month period ended September 30, 2011. The increase was primarily due to an increase in loans from related parties and capital lease obligation.

Net Income/Loss - As a result of the forgoing, the Company had a net loss of $983,040 during the quarter ended September 30, 2012, compared to a net loss of $22,846 for the comparative period in 2011.

Results of Operation - Nine months ended September 30, 2012

Material changes of items in our Statement of Operations for the nine months ended September 30, 2012, as compared to the nine months ended September 30, 2011, are discussed below.

Operating Revenues – Operating revenue for the nine-month period ended September 30, 2012, which resulted primarily from in-patient services and out-patient services, was $2,079,957, representing an increase of $173,013, or 9% as compared to the operating revenue of $1,906,944 for the nine-month period ended September 30, 2011. The increase was primarily due to an increase in average service revenue per patient where more services were offered in both in-patient and out-patient service departments in the nine months ended September 30, 2012 as compared to the same period in 2011.

Item 2.       Management’s Discussion and Analysis of Financial Condition and Results of Operations - continued

Operating Expenses – Operating expenses were $3,092,304 for the nine-month period ended September 30, 2012, representing an increase of $1,197,972, or 63% as compared to $1,894,332 for the same period in 2011. This increase was primarily due to an increase of approximately $110,000 in cost of medicine supplies, an increase of approximately $40,000 in administrative expenses, an increase of approximately $1,120,000 in contingency loss, an increase of approximately $23,000 in depreciation expense offset by a decrease of approximately $112,000 in other operating expenses.

Income (Loss) from Operations – The Company had an operating loss of $1,012,347 for the nine-month period ended September 30, 2012, as compared to an operating income of $12,612 for the same period in 2011. The primary reasons are the aforementioned changes in operating revenues and operating expenses where the increase in operating revenues of $173,013 is less than the increase in operating expenses of $1,197,972.
.
Interest Expense – Interest expense for the nine-month period ended September 30, 2012 was $126,659 as compared to $84,732 for the nine-month period ended September 30, 2011. The increase was primarily due to an increase in loans from related parties and capital lease obligation.

Net Loss - As a result of the forgoing, the Company had a net loss of $1,111,662 for the nine-month period ended September 30, 2012, compared to a net loss of $45,730 for the comparative period in 2011.

Trends, Events and Uncertainties

The China Ministry of Health, as well as other related agencies, has proposed changes to the price limit we can charge for medical services, drugs and medications. We cannot predict the impact of these proposed changes since the changes are not fully defined and we do not know whether those proposed changes will be implemented or when they may take effect.

We are in the process of building a new 600-bed hospital in Nanning city. We expect the new hospital to be completed in February 2013. The hospital is being constructed by Guangxi Construction Engineering Corporation Langdong 8th Group (“Langdong 8th Group”) and, when completed, will be leased to us for a twenty-year term. The lease payments will start after the construction is completed. Annual lease payments will increase every year. Our agreement with Langdong 8th Group obligates us to pay approximately $7,870,000 for construction related costs. In addition, we are responsible for any additional costs necessary to complete the project. As of September 30, 2012, we had paid approximately $10,920,000 for the construction of the hospital. We borrowed most of the funds from our related company Guangxi Tongji Medicine Co., Ltd. On top of what we had paid for the hospital construction, we estimate the additional costs to complete the project to be $2,700,000. We will continue to operate our existing hospital after the completion of the new hospital.

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

Liquidity and Capital Resources

We generally finance our operations through our operating profit and borrowings from related parties. As of September 30, 2012, we have not experienced any difficulty in raising funds from related parties, and we have not experienced any liquidity problems in settling our payables in our ordinary course of business. We believe that the Company has adequate funds and capital with respect to conducting its business over the next twelve months.

The following table shows our material sources and (uses) of cash during the nine month periods ended September 30, 2012 and 2011:

	2012	2011

Cash provided by (used in) operating activities	$185,513	$(345,085)

Cash (used in) investing activities	$(1,828,392)	$(3,008,004)

Cash provided by financing activities	$1,644,008	$3,207, 687

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

Net cash provided by operating activities was $185,513 for the nine months ended September 30, 2012, which is primarily attributable to our net loss of $1,111,662, adjusted by depreciation expense of $139,638, an increase in accounts payable and accrued expenses of $165,354, a decrease in accounts receivable of $103,240, and an increase in contingent liability of $957,554. Net cash used in operating activities was $345,085 for the nine months ended September 30, 2011, which is primarily attributable to our net loss of $45,730, adjusted by depreciation expense of $116,781, a decrease in accounts payable and accrued expenses of $117,871, a decrease in prepaid expense and other current assets of $286,654, a decrease in accounts receivable of $117,871, and an increase in other payables of $205,627.

Net cash provided by operating activities was $185,513 for the nine months ended September 30, 2012, an increase of $530,598 from $345,085 net cash used in operating activities for the same period in 2011. The increase was primarily due to an increase in accounts payable and accrued expenses of $283,225, an increase of $957,554 in contingent liability, an increase of $276,133 in prepaid expense and other current assets, offset by a decrease in net loss of $1,065,932 and other payable of $73,495.

Investing Activities

Net cash used in investing activities primarily consists of acquisition of equipment and purchases of construction in progress.

Net cash used in investing activities was $1,828,392 for the nine months ended September 30, 2012, which is primarily attributable to an increase in the cost of the construction in progress of $1,811,953. Net cash used in investing activities was $3,008,004 for the nine months ended September 30, 2011, which is primarily attributable to an increase in the cost of the construction in progress of $2,759,361.

Net cash used in investing activities was $1,828,392 for the nine months ended September 30, 2012, a decrease of $1,179,612 from $3,008,004 net cash used in investing activities for the same period in 2011. The decrease was primarily due to slower construction progress of the new hospital.

Item 2.       Management’s Discussion and Analysis of Financial Condition and Results of Operations - continued

Financing Activities

Net cash provided by financing activities primarily consists of proceeds from related party loans.

Net cash provided by financing activities was $1,644,008 for the nine months ended September 30, 2012, which is primarily attributable to an increase in proceeds from related party loans of $1,871,403, offset by repayment of capital lease of $227,395.

Net cash provided by financing activities was $3,207,687 for the nine months ended September 30, 2011, which is primarily attributable to an increase in proceeds from related party loans of $2,887,302 and an increase in proceeds from notes payable of $369,891.

Working Capital

Working capital is current liabilities deducted from current assets.

Our working capital was negative $11,992,466 for the nine months ended September 30, 2012, as compared with negative $9,849,936 for the year ended December 31, 2011, which is primarily attributable to an increase in the amount of $106,201 in accounts receivable, and increase in the amount of 166,278 in accounts payable and accrued expenses, an increase of $1,921,904 in due to a related parties, and an increase in other payables of $135,246.

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

Based on the exchange rate of 6.31 at September 30, 2012, our estimated minimum lease payments for 20 years in the future are as follows:

	Related Party	Non-Related Party	Total
1-5 years	$70,241	$1,962,336	$2,032,577
6-10 years	-	2,808,989	2,808,989
11-15 years	-	3,204,621	3,204,621
16-20 years	-	3,552,777	3,552,777
Total	$70,241	$11,528,723	$11,598,964

Going Concern

The accompanying consolidated financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern. However, the Company has negative working capital of $11,992,466, an accumulated deficit of $1,693,403, and a shareholders’ deficit of $1,113,702as of September 30, 2012. The Company’s ability to operate as a going concern is dependent on the management’s ability to obtain equity or debt financing, attain further operating efficiencies, and achieve profitable operations. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might be necessary should the Company not be able to operate on a going concern.

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

As of September 30, 2012, our management, under the supervision of and with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as required by Rules 13a-15(b) and 15d-15(b) under the Exchange Act.  Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of September 30, 2012 as a result of the material weaknesses identified in our internal control over financial reporting.  These material weaknesses are discussed in “Management’s Report on Internal Control over Financial Reporting” below. Our management considers our internal control over financial reporting to be an integral part of our disclosure controls and procedures.

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

As of September 30, 2012, our management, under the supervision of and with the participation of the Chief Executive Officer and the Chief Financial Officer, evaluated the effectiveness of our internal control over financial reporting as required by Rules 13a-15(c) and 15d-15(c) under the Exchange Act.  In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control – Integrated Framework , including the following five framework components: i) control environment, ii) risk assessment, iii) control activities, iv) information and communications, and v) monitoring.

Our management evaluated the design and operating effectiveness of our internal control over financial reporting as part of this assessment, using its knowledge and understanding of our organization, operations, and processes, to determine, in its judgment, the sources and potential likelihood of misstatements in financial reporting.  Based on this assessment, our management, including the Chief Executive Officer and Chief Financial Officer, has concluded that our internal control over financial reporting was not effective as of September 30, 2012.

Specifically, our management identified certain matters involving internal control and our operations that it considered to be material weaknesses.  As defined in the Exchange Act, a material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the registrant's annual or interim financial statements will not be prevented or detected on a timely basis.  The material weaknesses identified by our management as of September 30, 2012, are described below:

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

On August 3, 2011, Guangxi Jingjian Real Estate Development Company (“Jingjian”) filed a civil suit against Nanning Tongji Hospital, Inc. (“Nanning Tongji”), a subsidiary of the Company, in the People’s Court in Qingxiu District, Nanning City, People’s Republic of China (“People’s Court”). In its complaint, Jingjian asserts a breach of contract claim against Nanning Tongji, alleging that Nanning Tongji has failed to make timely and total payment of the project transfer fee under certain Business Building Project Agreement between Nanning Tongji and Jingjian. Jingjian seeks a total of RMB 3,162,500 (approximately $498,000) in the complaint, including payment of the remaining RMB 800,000 (approximately $126,000) project transfer fee and liquidated damages of RMB 2,362,500 (approximately $372,000) for late payment of such fee. On February 1, 2012, the People’s Court ruled that Nanning Tongji shall pay approximately $176,000 to Jingjian, including the remaining project transfer fee and a late fee of such payment. On August 14, 2012, Jingjian appealed the decision to the Intermediate People’s Court in Nanning City, People’s Republic of China (“Intermediate Court”), disputing the calculation of the damages of the People’s Court. On September 09, 2012, the Intermediate Court affirmed the decision of the People’s Court.

 In September 2009, Guangxi Nanning Tingyouyuxiang Commercial Co., Ltd. (“Tingyouyuxiang”) filed a civil suit against Nanning Tongji in the People’s Court. In the complaint, Tingyouyuxiang asserted a breach of contract claim against Nanting Tongji, alleging that Nanning Tongji had failed to make timely and total payment of RMB 5,050,000 (approximately $800,000)  under certain Supplement Agreement by and among Nanning Tongji, Tingyouyuxiang and the Eighth Group of Langdong Village Committee, Nanhu Community Office, Qingxiu Districe, Nanning City (the “Village Committee”). One December 30, 2009, the People’s Court ruled that Nanning Tongji shall pay to Tingyouyuxiang damages of RMB 5,050,000 (approximately $800,000) plus interest and the court hearing fee of RMB 47,150 (approximately $320,000). On March 9, 2012, Nanning Tongji appealed to the Intermediate Court, alleging, among other things, that Nanning Tongji was never served. On June 6, 2012, the Intermediate Court remanded the case to the People’s Court. Pending the decision of the People’s Court, the Company had accrued approximately $1,120,000 as of September 30, 2012.

Item 1A.	Risk Factors.

Not applicable.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	Mine Safety Disclosures.

Not applicable.

Item 5.	Other Information.

None.

Item 6.	Exhibits.

Exhibit No.	Title of Document
3.1	Articles of Incorporation (1)
3.2	Bylaws (1)
10.1	Employment Contracts (1)
10.2	Hospital Lease (1)
10.3	Agreement with Guangxi Tongji Medicine Co., Ltd. (1)
10.4	Agreement for Medicare Service - The Management Center of Social Medical Treatment Insurance of Nanning (1)
10.5	Agreement for Medicare Service - Social Security Department of Guangxi Zhuang Municipality (1)
31.1	Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of the Principal Executive Officer pursuant to U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (2)
32.2	Certification of the Principal Financial Officer pursuant to U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (2)
101.INS	XBRL Instance Document (3)
101.SCH	XBRL Taxonomy Extension Schema Document (3)
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document (3)
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document (3)
101.LAB	XBRL Taxonomy Extension Label Linkbase Document (3)
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document (3)

Item 6.	Exhibits - continued

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

(3)  Exhibits 101 to this report shall be the following financial statements from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2012 formatted in XBRL (eXtensible Business Reporting Language):  (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Income and Comprehensive Income, (iii) the Condensed Consolidated Statements of Cash Flows, and (iv) related notes to these financial statements tagged as blocks of text.  Pursuant to Rule 405(a)(2) of Regulation S-T, the Company is relying upon the applicable 30-day grace period for the initial filing of its Interactive Data File required to contain detail-tagging footnotes or schedules. The Company intends to file the required detail-tagging footnotes or schedules by the filing of an amendment to this Quarterly Report on Form 10-Q within the 30-day period.

SIGNATURES

Pursuant to the requirements of the securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TONGJI HEALTHCARE GROUP, INC.

Date: November 15, 2012	By:	/s/ Yunhui Yu
Yunhui Yu President and Chief Executive Officer (Principal Executive Officer)

Date: November 15, 2012	By:	/s/ Eric Zhang
Eric Zhang Chief Financial Officer (Principal Financial Officer)