Form 10-K
period 2012-12-31
Tongji Healthcare Group, Inc.
filed 2013-04-01
CIK 1389518

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

(Mark One)

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2012

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

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. ☐ Yes          ☒ No

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

The aggregate market value of the voting and non-voting common stock of the issuer held by non-affiliates as of  June 30, 2012 was approximately $1,365,187.92 (5,688,283 shares of common stock held by non-affiliates)  based upon a closing price of the common stock of $0.24 as quoted by OTC Bulletin Board on June 30, 2012.

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

As of March 29, 2013, there are 15,812,191 shares of common stock, par value $0.001 issued and outstanding.

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

Item 1.    Business

History

Nanning Tongji Hospital, Inc.  ("NTH" or “Tongji Hospital”) was established in Nanning, Guangxi province of the People’s Republic of China ("PRC") by Nanning Tongji Medical Co. Ltd. and an individual on October 30, 2003.

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

On December 19, 2006, the officers of NTH established Tongji Healthcare Group, Inc., a Nevada corporation (the "Company"), and Tongji, Inc., a Colorado corporation ("Tongji"), a wholly owned subsidiary of the Company. The Company was authorized to issue 50,000,000 shares of common stock and 20,000,000 shares of preferred stock both with a par value of $0.001.

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

Tongji Hospital is certified as a provider of Medicare services by the Nanning municipal government and the Guangxi provincial government. Our Medicare agreements with the Nanning municipal government and the Guangxi provincial government require that we adhere to prescribed standards for patient care and treatment. Maintaining the qualifications for acceptance of Medicare patients is very important as revenue from Medicare patients accounted for 56.8% of total hospital income in 2012. The Medicare accreditation is valid for only one year and must be renewed on an annual basis.

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

As is common in China, we generate revenues from providing both medical treatment and the sale of drugs and medications. Approximately 56% of the drugs and medications we use in the hospital and sell to our patients are purchased from Guangxi Tongji Medicine Co., Ltd., a related company controlled by our Chief Executive Officer, Yunhui Yu, at prevailing market prices pursuant to a supply contract. The rest are from around 37 different suppliers, one of which consisting of more than 11.54% of our total purchases.

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

Some differences exist in the Medical System between the U.S. and China. In the United States, most hospitals have contracts with health insurance companies which provide that patients with health insurance will be charged reduced rates for healthcare services. Reduced rates are also charged for Medicare and Medicaid patients. Although the patient is billed for the services provided by the hospital at the higher rate normally charged to patients without insurance, the amount billed is reduced by the charges paid by the insurance carrier and by the difference (sometimes known as the "contractual allowance") between the normal rate for the services and the reduced rate which the hospital estimates it will receive from Medicare, Medicaid and insurance companies.

Item 1.    Business - continued

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

We are in the process of cooperating with Guangxi Construction Engineering Corporation Langdong 8th Group in building a new 600-bed hospital building on leased land in Nanning, China. We expect the new hospital to be completed by the end of 2013. The hospital is being constructed by Guangxi Construction Engineering Corporation Langdong 8th Group.  The lease payment for the land will be $464,238 during the first year of the lease. The annual lease payments will gradually increase each year such that, during the final year of the lease, our lease payments will be $716,028, based upon current exchange rates.  Our agreement with Langdong 8th Group requires us to make total payments of approximately $7,870,000 for the costs of construction. We are responsible for any construction cost over runs.  As of December 31, 2012, we had paid approximately $11,200,000. We borrowed most of the paid funds from related parties. We estimate costs to complete the project to be approximately $2,300,000.

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

Item 1.    Business - continued

Customers

The Company had two major customers for the years ended December 31, 2012 and 2011: Nanning Social Insurance Center and Guangxi Province Social Insurance Center. Nanning Social Insurance Center accounted for 41% and 41% of revenue for the years ended December 31, 2012 and 2011. Guangxi Province Social Insurance Center accounted for 14% and 16% of revenue for the years ended December 31, 2012 and 2011.

Suppliers

The Company purchases the majority of its medicine supplies from Guangxi Tongji Medicine Co. Ltd., a related party with common major stockholders. Medicine purchased accounted for 56% and 74% of all medicine purchases for year ended December 31, 2012 and 2011. Amounts due were approximately $970,000 and $860,000 as of December 31, 2012 and December 31, 2011.

Competition

We compete with eleven government-owned hospitals and three privately owned hospitals in the city of Nanning. We believe that we will be able to effectively compete with them because we:

•	Provide advanced medical facilities and comfortable environments
•	Maintain the highest level of professional healthcare
•	Offer competitive prices for medical treatment and drugs and medications.

Marketing

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

In the future we plan to further strengthen our marketing efforts and improve our brand awareness through advertising on newspapers, magazines and television. We will continue to focus on community medical service by maintaining good relationship with our communities, and providing quality medical service to the neighborhood residents. We will set up our marketing department and team to focus on specific market and patients. We understand that the key to success is to provide quality services.

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
•
We must provide medical services in a variety of areas, including: surgery, internal medicine, gynecology, emergency care, ophthalmology, traditional Chinese medicine, medical imaging, and physical therapy.

Item 1.    Business - continued

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

Before we can acquire a hospital or a company in the healthcare field in the People’s Republic of China, we will be required to submit an application to the PRC Ministry of Commerce. As part of the application we must submit a number of documents, including:

•	Our financial statements and the financial statements of the company we propose to acquire,
•	A copy of the business license of the company we propose to acquire,
•	Evidence that the shareholders of the company we propose to acquire have approved the transaction, and
•	An appraisal, conducted by an independent party, of the value of the company we propose to acquire.

Our agreements with the Nanning Municipal and the Guangxi Provincial Medicare Funds require us to:

•	Resolve any patient complaints on a timely basis;
•	Follow the Basic Medical Treatment Insurance procedures of the City of Nanning and the Province of Guangxi;
•	Report any accident to the Medicare Funds within 72 hours;
•	Determine if patients are eligible for coverage by the Medicare Funds;
•	Control costs by refraining from unnecessary treatments or procedures; and
•	Discharge in-patients when their medical condition allows so as not to prolong their stay in the hospital.

Our agreements are renewed annually if approved by the Medicare Funds.

Taxes

In accordance with the relevant tax laws and regulations of PRC, the corporation income tax rate is 25% of net income. The Company incurred no income taxes for the years 2012 and 2011 due to the net loss incurred in both years.

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

Employees

As of March 29, 2013 we have 126 employees, consisting of 54 licensed physicians and medical professionals, 33 nurses, 5 pharmacists, and 34 employees in administration and finance. None of our employees are represented by a labor union or similar collective bargaining organization. We believe that our relations with our employees are good.

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

We lease our two hospital buildings, one for in-patient service and the other for out-patient, from Guangxi Tongji Medicine Co., Ltd, a company controlled by our Chief Executive Officer, Yunhui Yu. The lease on the buildings is renewed annually, with a monthly rent of $2,500. The rate was negotiated at arm’s length. With the increase of our business, the current properties are not sufficient for our purposes.

We are in the process of building a new 600-bed hospital building on leased land in Nanning city. We expect the new hospital to be completed by the end of 2013. The hospital building is being constructed by Guangxi Construction Engineering Corporation Langdong 8th Group (“Langdong 8th Group”). The lease payments for the land will start after the construction is completed. Annual lease payments will increase every year. Our agreement with Langdong 8th Group obligates us to pay approximately $7,870,000 for construction related costs. In addition, we are responsible for any additional costs necessary to complete the project. As of December 31, 2012, we had paid approximately $11,200,000 for the construction of the hospital. We borrowed most of the funds from our related company Guangxi Tongji Medicine Co., Ltd. On top of what we had paid for the hospital construction, we estimate the additional costs to complete the project to be $2,300,000.

When the new building is completed, we plan to continue to operate in our existing buildings.

Item 3.            Legal Proceedings.

On August 3, 2011, Guangxi Jingjian Real Estate Development Company (“Jingjian”) filed a civil suit against NTH, a subsidiary of the Company, in the People’s Court in Qingxiu District, Nanning City, People’s Republic of China (“People’s Court”). In its complaint, Jingjian asserts a breach of contract claim against NTH, alleging that NTH has failed to make timely and total payment of the project transfer fee under certain Business Building Project Agreement between NTH and Jingjian. Jingjian seeks a total of RMB 3,162,500 (approximately $498,000) in the complaint, including payment of the remaining RMB 800,000 (approximately $126,000) project transfer fee and liquidated damages of RMB 2,362,500 (approximately $372,000) for late payment of such fee. On February 1, 2012, the People’s Court ruled that NTH shall pay approximately $176,000 to Jingjian, including the remaining project transfer fee and a late fee of such payment. On August 14, 2012, Jingjian appealed the decision to the Intermediate People’s Court in Nanning city, People’s Republic of China (“Intermediate Court”), disputing the calculation of the damages of the People’s Court. On September 09, 2012, the Intermediate Court affirmed the decision of the People’s Court. On March 1, 2013, NTH paid RMB 1,096,922 (approximately $174,000) to Jianjing pursuant to the final judgment.

In September 2009, Guangxi Nanning Tingyouyuxiang Commercial Co., Ltd. (“Tingyouyuxiang”) filed a civil suit against NTH in the People’s Court. In the complaint, Tingyouyuxiang asserted a breach of contract claim against NTH, alleging that NTH had failed to make timely and total payment of RMB 5,050,000 (approximately $800,000)  under certain Supplement Agreement by and among NTH, Tingyouyuxiang and the Eighth Group of Langdong Village Committee, Nanhu Community Office, Qingxiu Districe, Nanning City (the “Village Committee”). One December 30, 2009, the People’s Court ruled that NTH shall pay to Tingyouyuxiang damages of RMB 5,050,000 (approximately $800,000) plus interest and the court hearing fee of RMB 47,150 (approximately $320,000). On March 9, 2012, NTH appealed to the Intermediate Court, alleging, among other things, that NTH was never served. On June 6, 2012, the Intermediate Court remanded the case to the People’s Court. Pending the decision of the People’s Court, the Company had accrued approximately $1,120,000 as of December 31, 2012.

Item 4.            Mine Safety Disclosures.

Not applicable.

PART II

Item 5.            Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

Our common stock trades on the OTC Bulletin Board under the symbol "TONJ.OB". The following table shows the high and low prices for our common stock for the past two fiscal years.

Calendar Quarter	Low Bid	High Bid
2011 First Quarter	$0.22	$0.24
2011 Second Quarter*	--	--
2011 Third Quarter*	--	--
2011 Fourth Quarter*	--	--

2012 First Quarter*	--	--
2012 Second Quarter*	--	--
2012 Third Quarter*	--	--
2012 Fourth Quarter*	--	--

* There have been no trades in our shares of common stock in 2011 Second Quarter, 2011 Third Quarter, and 2011 Fourth Quarter and 2012.

Holders of Securities

As of March 29, 2013 we had 418 record shareholders and 15,812,191 outstanding shares of common stock. All of our outstanding shares are eligible for sale pursuant to Rule 144.

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

During the year ended December 31, 2012 we did not purchase any shares of our common stock from third parties in a private transaction or as a result of any purchases in the open market. None of our officers or directors, or any of our principal shareholders purchased any shares of our common stock, on our behalf, from third parties in a private transaction or as a result of purchases in the open market during the year ended December 31, 2012.

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

Recent Sales of Unregistered Securities

We did not issue any unregistered securities during the fiscal year 2012.

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

We must register with and maintain an operating license from the local health department due to the fact that we currently maintain a facility with over 100 beds. We are subject to review by the local health department at least once every three years. If we fail to meet their standards, our business license may be revoked. We are also obligated to provide free services or dispatch our physicians or other employees in the event of a need for public assistance. We dedicate a very small

We have two main sources of revenue, generated from our in-patient services and out-patient services. About 56% of the drugs and medications we use in the hospital and sell to our patients are purchased from Guangxi Tongji Medicine Co., Ltd., a related company controlled by our Chief Executive Officer, Yunhui Yu, at prevailing market prices. The rest comes from other suppliers. One of these other suppliers is responsible for more than 10% of our total purchases.

The Company had two major customers for the years ended December 31, 2012 and 2011: Nanning Social Insurance Center and Guangxi Province Social Insurance Center. Nanning Social Insurance Center accounted for 41% and 41% of revenue for the years ended December 31, 2012 and 2011. Guangxi Province Social Insurance Center accounted for 14% and 16% of revenue for the years ended December 31, 2012 and 2011.

Item 7.            Management’s Discussion and Analysis of Financial Condition and Results of Operations - continued

We have two sources of operating revenues: in-patient service revenues and out-patient service revenues. In addition to provide services to our patients, we also sell pharmaceutical drugs to our patients. Revenues from such sales are included in either our in-patient service revenues or our out-patient service revenues. Our revenues come from individuals as well as third-party payers, including PRC government programs and insurance providers, under which the hospital is paid based upon local government established charges. Revenues are recorded at estimated net amounts due from patients or third-party payers. Revenues from pharmaceutical drug sales are recognized upon the drug being administered to a patient or at the time a prescription by a registered physician is filled.

Patient revenues are recorded based on pre-established rates set by the local government. The Company bills for services provided to Medicare patients through a medical card (the US equivalent of an insurance card). Historically, there have been no significant differences between the amounts the Company has billed the government Medicare funds and the amounts collected from the Medicare funds.

Results of Operation

Comparison of Years Ended December 31, 2012 and 2011

	(Dollars)
	Years Ended December 31,
	2012		2011
Operating Revenue	$2,770,512	100.0%	$2,682,897	100.0%
Operating Expenses	3,807,760	137.4%	2,804,212	104.5%
Loss from operations	(1,037,248)	(37.4%)	(121,315)	(4.5%)
Other expenses	166,347	6.0%	96,835	3.6%
Net Loss	(1,203,595)	(43.4%)	(218,150)	(8.1%)

Item 7.            Management’s Discussion and Analysis of Financial Condition and Results of Operations - continued

Operating Revenue Operating revenue for the year ended December 31, 2012, which resulted primarily from in-patient service revenue and out-patient revenue, was $2,770,512, an increase of $87,615 or 3%, as compared with the operating revenue of $2,682,897 for the year ended December 31, 2011. The increase was primarily from an increase in our out-patient service revenue, offset by a decrease in our in-patient service revenue. Our out-patient service revenue was $1,200,902 for the year ended December 31, 2012, as compared to $1,033,112 for the year ended December 31, 2011, an increase of $167,790 or 16%. The increase in the out-patient service revenue was primary a result of extended service hours offered in some of the out-patient service departments. Our in-patient service revenue was $1,569,610 for the year ended December 31, 2012, as compared to $1,649,785 for the year ended December 31, 2011, a decrease of $80,175 or 5% in the in-patient service revenue as compared to the year ended December 31, 2011. The decrease in the in-patient service revenue was primarily due to a decrease in our drug sales prices in order to conform with the 2012 Drug Price Adjustment Provisions by the Chinese government and a decrease in in-patient service charges in order to attract more patients.

Operating Expenses Operating expenses were $3,807,760 for the year ended December 31, 2012, an increase of $1,003,548 or 36% as compared to $2,804,212 for year 2011. This increase was primarily due to an increase of approximately $968,000 in contingency loss and an increase of approximately $53,000 in medicine and supplies purchases. The increase in medicine and supplies purchases is in line with the increase in revenue. Assuming there is no litigation, the contingency loss would be $0 for 2012 as compared to $159,117 for 2011.

Loss from Operations Operating loss was $1,037,248 for the year ended December 31, 2012, an increase of $915,933 or 755% as compared with operating loss of $121,315 for the fiscal year ended December 31, 2011. The primary reasons are due to the aforementioned changes in contingency loss and medicine and supplies purchases.

Interest Expense Interest expense in 2012 was $209,097, an increase of $116,769 or 127% as compared to $92,328 in year 2011.  The increase was primarily due to an increase in loans from related parties and capital lease obligation.

Income Taxes The Company is subject to PRC income tax rate of 25%. The Company had a net operating loss for the year 2012. Therefore we established no provision for income taxes for year 2012.

The Company accrued tax penalties of approximately $41,000 for not filing the US income tax returns between 2006 and 2009. The Company is current with its required US tax filings. The Company does not accrue United States income taxes on unremitted earnings from foreign operations, as it is the Company’s intention to invest these earnings in foreign operations indefinitely.

Net Loss As a result of the foregoing, we had a net loss of $1,203,595 for the year ended December 31, 2012, an increase of $986,761 or 452% compared with a net loss of $218,150 for the year ended December 31, 2011.

Liquidity and Capital Resources

The following shows our material sources and (uses) of cash during the periods presented:

	Years Ended December 31,
	2012	2011
Net cash provided by (used in) operations	$1,071,842	$(115,395)
Purchase of medical equipments	(35,130)	(1,655,540)
Construction of new hospital	(2,063,074)	(3,250,362)
Long term receivable	182,521	(178,223)
Net advances from related parties	(52,985)	3,340,409
Payment of capital lease	(316,816)	(101,002)
Proceeds from borrowing	1,264,392	1,782,229

Overview

We had net working capital deficit of $12,264,823 on December 31, 2012, which is an increase of $2,414,887 over a net working capital deficit of $9,849,936 on December 31, 2011.

We incurred a loss from operations of $1,037,248 for the year ended December 31, 2012, compared to a loss from operations of $121,315 for the year ended December 31, 2011. We incurred a net loss of $1,203,595 for the year ended December 31, 2012, compared to a net loss of $218,150 for the year ended December 31, 2011.

Item 7.            Management’s Discussion and Analysis of Financial Condition and Results of Operations - continued

Cash and Cash Equivalents and Going Concern

Our cash and cash equivalents were $32,126 at the beginning of year ended December 31, 2012 and it increased to $81,135 by the end the year, an increase of $49,009 or 153%. The increase was primarily due to an increase in the net cash provided by operating activities in 2012 as compared to 2011. We have a negative working capital of $12,264,823, an accumulated deficit of $1,785,336, and a stockholders’ deficit of $1,208,670 as of December 31, 2012. The Company’s ability to continue as a going concern ultimately is dependent on the management’s ability to obtain equity or debt financing, attain further operating efficiencies, and achieve profitable operations. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might be necessary should the Company not be able to continue as a going concern.

Net cash (used in) provided by operating activities

Net cash provided by operating activities was $1,071,842 for the year ended December 31, 2012, an increase of $1,187,237 or 1,028% as compared to cash used in operations of $115,395 for the year of 2011. Factors that contributed to the increase in cash provided by operating activities are an increase in accounts receivable of approximately $345,203, an increase in accounts payable and accrued expenses of approximately $1,136,887 and an increase in contingent liability of approximately $799,212, offset by an increase of approximately $1,204,000 in loss from operating revenue, a decrease in prepaid expenses and other current assets of $246,712, and a decrease in other payables of approximately $162,892.

Net cash used in investing activities

Net cash used in investing activities was $1,968,668 for the year ended December 31, 2012, a decrease of $3,119,985 or 61% from $5,088,653 cash used for the year of 2011. The decrease was primarily attributable to decrease in fixed assets acquisition of approximately $1,620,000 and a decrease of approximately $1,187,000 in construction in progress due to slower construction progress of the new hospital.

Net cash provided by financing activities

Net cash provided by financing activities was $947,576 for the year ended December 31, 2012, a decrease of $4,074,060 as compared to $5,021,636 for the year of 2011. The difference was primarily attributable to additional financial assistance of approximately $2,076,000 from related parties and approximately $1,782,000 of capital lease payable in the year of 2011 to fund the construction of the new hospital and purchase of medicine supplies.

Related party loans payable/receivable

The Company entered into agreements with Nanning Tongji Chain Pharmacy Co. Ltd., Guangxi Tongji Medicine Co. Ltd., and Nanning Switch Factory whereby the Company from time to time will advance amounts to assist them in their operations. The three companies have common major stockholders. The advanced amounts accrue interest at a rate of 1.5% per annum. The amount receivable as of December 31, 2012 and December 31, 2011 was $43,900 and $54,246, respectively. Interest income for the year ended December 31, 2012 and 2011 were approximately $658 and $770, respectively.

The Company entered into an agreement with the Chairman and a stockholder of the Company, Nanning Tongji Chain Pharmacy Co. Ltd., Guangxi Tongji Medicine Co. Ltd., and Nanning Tongji Electric Coating Factory, whereby the Company from time to time will be advanced amounts to assist them in their operations. The advanced amounts accrue interest at a rate of 1.5% per annum. As of December 31, 2012 and December 31, 2011, $10,622,745 and $9,542,604 were payable to these related parties respectively. Interest expenses for the year ended December 31, 2012 and 2011 were $159,283 and $103,703 respectively.

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

Item 7.            Management’s Discussion and Analysis of Financial Condition and Results of Operations - continued

We are in the process of building a new 600-bed hospital building in Nanning city on leased land. We expect the new hospital building to be completed by the end of 2013. The hospital building is being constructed by Guangxi Construction Engineering Corporation Langdong 8th Group (“Langdong 8th Group”). The lease payments for the land will start after the construction is completed. Annual lease payments will increase every year. Our agreement with Langdong 8th Group obligates us to pay approximately $7,870,000 for construction related costs. In addition, we are responsible for any additional costs necessary to complete the project. As of December 31, 2012, we had paid approximately $11,200,000 for the construction of the hospital. We borrowed most of the funds from our related company Guangxi Tongji Medicine Co., Ltd. On top of what we had paid for the hospital construction, we estimate the additional costs to complete the project to be $2,300,000. We will continue to operate in our existing hospital buildings after the completion of the new hospital building.

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

Item 7.            Management’s Discussion and Analysis of Financial Condition and Results of Operations - continued

The Company tests long-lived assets, including property, plant and equipment and intangible assets subject to periodic amortization, for recoverability, at least annually, or more frequently upon the occurrence of an event or when circumstances indicate that the net carrying amount is greater than its fair value. Assets are grouped and evaluated at the lowest level for their identifiable cash flows that are largely independent of the cash flows of other groups of assets. The Company considers historical performance and future estimated results in its evaluation of potential impairment and then compares the carrying amount of the asset to the future estimated cash flows expected to result from the use of the asset. If the carrying amount of the asset exceeds estimated expected undiscounted future cash flows, the Company measures the amount of impairment by comparing the carrying amount of the asset to its fair value. The estimation of fair value is generally measured by discounting expected future cash flows as the rate the Company utilizes to evaluate potential investments. The Company estimates fair value based on the information available in making whatever estimates, judgments and projections are considered necessary. There was no impairment of long-lived assets for the years ended December 31, 2011 and 2012.

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

The Company granted an option to purchase 100,000 shares of common stock to the Company’s CFO on March 31, 2011. Due to the net loss incurred in 2012 and 2011, the stock option has an antidilutive effect, therefore the option was not considered in the weighted average number of common shares outstanding calculation.

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

DECEMBER 31, 2012

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
   Stockholders of
Tongji Healthcare Group, Inc. and Subsidiaries

We have audited the accompanying consolidated balance sheets of Tongji Healthcare Group, Inc. and Subsidiaries (the "Company") as of December 31, 2012 and 2011, and the related consolidated statements of operation and comprehensive loss, stockholders’ equity (deficit), and cash flows for the two-year period ended December 31, 2012. Tongji Healthcare Group, Inc. and Subsidiaries’ management is responsible for these consolidated financial statements. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Tongji Healthcare Group, Inc. and Subsidiaries as of December 31, 2012 and 2011, and the results of its operations and its cash flows for the two-year period ended December 31, 2012 in conformity with accounting principles generally accepted in the United States of America.

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

/s/ EFP Rotenberg, LLP

EFP Rotenberg, LLP
Rochester, New York
April 1, 2013

TONGJI HEALTHCARE GROUP, INC.
CONSOLIDATED BALANCE SHEETS
AS OF DECEMBER 31, 2012 AND 2011

	2012	2011

ASSETS

Current Assets
Cash and cash equivalents	$81,135	$32,126
Accounts receivable, net	448,923	557,523
Due from related parties	107,710	54,246
Medicine supplies	108,399	165,368
Prepaid expenses and other current assets	180,424	2,925

Total Current Assets	926,591	812,188

Equipment, net	2,033,536	2,157,733

Construction in progress	11,200,724	9,060,115

Long-term deposits	-	181,053

TOTAL ASSETS	$14,160,851	$12,211,089

LIABILITIES AND SHAREHOLDERS' DEFICIT

Current Liabilities
Accounts payable and accrued expenses	$1,201,398	$213,204
Due to related parties	10,888,329	9,542,604
Other payables	752,637	593,403
Current portion of capital lease payable	349,050	312,913

Total Current Liabilities	13,191,414	10,662,124

Capital lease payable	1,056,415	1,395,009
Contingent liability	1,121,692	159,117

Total Liabilities	15,369,521	12,216,250

Commitments and Contingencies

SHAREHOLDERS' DEFICIT
Preferred stock; $0.001 par value, 20,000,000 shares authorized and none issued and outstanding	-	-
Common stock; $0.001 par value, 100,000,000 shares authorized and 15,812,191 shares issued and outstanding as of December 31, 2012 and 2011	15,812	15,812
Additional paid-in capital	434,377	429,230
Accumulated deficit	(1,785,336)	(581,741)
Accumulated other comprehensive income	126,477	131,538

Total Shareholders' Deficit	(1,208,670)	(5,161)

TOTAL LIABILITIES AND SHAREHOLDERS' DEFICIT	$14,160,851	$12,211,089

The accompanying notes are an integral part of these consolidated financial statements.

TONGJI HEALTHCARE GROUP, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
FOR THE YEARS ENDED DECEMBER 31, 2012 AND 2011

	2012	2011

OPERATING REVENUE
In-patient service revenue	$1,569,610	$1,649,785
Out-patient service revenue	1,200,902	1,033,112
Total operating revenue	2,770,512	2,682,897

OPERATING EXPENSES
Salary and fringes	746,850	717,446
Medicine and supplies	1,319,820	1,266,677
Administrative expenses	162,568	180,743
Depreciation expense	177,561	174,807
Contingency loss	1,126,744	159,117
Other operating expenses	274,217	305,422
Total operating expenses	3,807,760	2,804,212

LOSS FROM OPERATIONS	(1,037,248)	(121,315)

OTHER INCOME (EXPENSE)
Other income (expense)	42,750	(4,507)
Interest expense, net of income	(209,097)	(92,328)
Total Other Expense	(166,347)	(96,835)

LOSS BEFORE INCOME TAXES	(1,203,595)	(218,150)

Provision for income taxes	-	-

NET LOSS	(1,203,595)	(218,150)

Foreign currency translation gain (loss)	(5,061)	48,461

COMPREHENSIVE LOSS	$(1,208,656)	$(169,689)

Net loss per common stock-Basic and Diluted	$(0.076)	$(0.014)

Weighted average common stock outstanding
Basic and Diluted	15,812,191	15,812,191

The accompanying notes are an integral part of these consolidated financial statements.

TONGJI HEALTHCARE GROUP, INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (DEFICIT)
FOR THE YEARS ENDED DECEMBER 31, 2012 AND 2011

			Additional Paid In Capital		Accumulated Deficit	Accumulated Other Comprehensive Income/(Loss)	Total Shareholders' Equity
	Common Stock			Statutory Reserve
	Shares	Amount

Balance as of December 31, 2010	15,812,191	15,812	424,968	41,812	(363,591)	83,077	202,078

Foreign exchange translation gain	-	-	-	-	-	48,461	48,461

Stock option			4,262				4,262

Statutory reserve				(41,812)			(41,812)

Net loss	-	-	-	-	(218,150)	-	(218,150)

Balance as of December 31, 2011	15,812,191	15,812	429,230	-	(581,741)	131,538	(5,161)

Foreign exchange translation loss	-	-	-	-	-	(5,061)	(5,061)
							-
Stock option			5,147				5,147

Net loss	-	-	-	-	(1,203,595)	-	(1,204,911)

Balance as of December 31, 2012	15,812,191	$15,812	$434,377	$-	$(1,785,336)	$126,477	$(1,208,670)

The accompanying notes are an integral part of these consolidated financial statements.

TONJI HEALTHCARE GROUP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2012 AND 2011

	2012	2011
Cash flows from operating activities:
Net Loss	$(1,203,595)	$(218,150)
Adjustments to reconcile net loss to
cash provided by (used in) operating activities:
Depreciation expense	177,561	174,807
Stock option expense	5,147	4,262
Allowance for doubtful accounts	-	(19,960)
Increase/(decrease) in assets and liabilities:
Accounts receivable	113,284	(231,919)
Medical supplies	58,349	(119,036)
Prepaid expense and other current assets	(177,409)	69,303
Accounts payable and accrued expenses	986,027	(250,860)
Other payables	154,149	317,041
Contingent liability	958,329	159,117
Total adjustments	2,275,437	102,755

Net Cash Provided By (Used In) Operating Activities	1,071,842	(115,395)

Cash flows from investing activities:
Acquisitions of fixed assets	(35,130)	(1,655,540)
Construction in Progress	(2,063,074)	(3,250,362)
Due from related parties	(52,985)	(4,528)
Long term receivable	182,521	(178,223)

Net Cash Used in Investing Activities	(1,968,668)	(5,088,653)

Cash flows from financing activities:
Payments of capital lease	(316,816)	-
Proceeds from note payable	-	1,782,229
Note payable repayment	-	(101,002)
Due to related parties	1,264,392	3,340,409

Net Cash Provided by Financing Activities	947,576	5,021,636

Effects of foreign currency translation	(1,741)	4,952

Net Increase (Decrease) in Cash and Cash Equivalents	49,009	(177,460)

Cash and Cash Equivalents-Beginning of Period	32,126	209,586

Cash and Cash Equivalents-Ending of Period	$81,135	$32,126

Cash Paid During the Year for:
Income taxes	$-	$-
Interest paid	$156,913	$78,130

The accompanying notes are an integral part of these consolidated financial statements.

TONGJI HEALTHCARE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2012 AND 2011

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

NTH must register with and maintain an operating license from the local health department, due to the fact that  NTH currently maintains a facility with over 100 beds. NTH is subject to review by the local health department at least once every three years. If NTH fails to meet their standards, NTH’s business license may be revoked. NTH is also obligated to provide free services or dispatch our physicians or other employees in the event of a need for public assistance. NTH dedicates a very small percentage of its resources to providing free public services.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION AND CONSOLIDATION

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

TONGJI HEALTHCARE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2012 AND 2011

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - continued

CASH AND CASH EQUIVALENTS

For purposes of the statements of cash flows, the Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents. A substantial amount of the Company’s cash is held in bank accounts in the People’s Republic of China (“PRC” or China) and is not protected by Federal Deposit Insurance Corporation (FDIC) insurance or any other similar insurance. Cash held in China amounted to $81,135 as of December 31, 2012. Given the current economic environment and the financial condition of the banking industry, there is a risk that the deposits may not be readily available or covered by such insurance. The Company has had no loss of cash in domestic or foreign banks in past years.

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

The exchange rates used to translate amounts in RMB into USD for the purposes of preparing the financial statements were as follows:

December 31, 2012
Balance sheet	RMB 6.30 to US $1.00
Statement of income and other comprehensive income	RMB 6.30 to US $1.00

December 31, 2011
Balance sheet	RMB 6.35 to US $1.00
Statement of income and other comprehensive income	RMB 6.45 to US $1.00

TONGJI HEALTHCARE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2012 AND 2011

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - continued

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

The Company has estimated a bad debt allowance of approximately $42,000 and $42,000 as of December 31, 2012 and 2011, respectively.

FAIR VALUE OF FINANCIAL INSTRUMENTS

The Company applies the provisions of FASB ASC Topic 825, which requires all entities to disclose the fair value of financial instruments, both assets and liabilities recognized and not recognized on the balance sheet, for which it is practicable to estimate fair value, and defines fair value of a financial instrument as the amount at which the instrument could be exchanged in a current transaction between willing parties. As of December 31, 2012 and 2011 the fair value of cash and cash equivalents, accounts receivable, accounts payable and accrued expenses and other payables approximated carrying value due to the short maturity of the instruments, quoted market prices or interest rates which fluctuate with market rates except for related party debt or receivables for which it is not practicable to estimate fair value.

FAIR VALUE MEASUREMENTS

FASB ASC Topic 820, “Fair Value Measurements and Disclosures, establishes a framework for measuring fair value and requires additional disclosures about the use of fair value measurements.

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

DECEMBER 31, 2012 AND 2011

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - continued

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

DECEMBER 31, 2012 AND 2011

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - continued

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

ADVERTISING COSTS

The Company expenses the costs associated with advertising as incurred. Advertising expenses for the twelve month periods ended December 31, 2012 and 2011 of approximately $11,000 and $43,000 are included in selling expenses in the statements of operations. Advertising costs include marketing brochures and a public advertising campaign.

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

The Company tests long-lived assets for recoverability at least annually or more frequently upon the occurrence of an event or when circumstances indicate that the net carrying amount is greater than its fair value. Assets are grouped and evaluated at the lowest level for their identifiable cash flows that are largely independent of the cash flows of other groups of assets. The Company considers historical performance and future estimated results in its evaluation of potential impairment and then compares the carrying amount of the asset to the future estimated cash flows expected to result from the use of the asset. If the carrying amount of the asset exceeds estimated expected undiscounted future cash flows, the Company measures the amount of impairment by comparing the carrying amount of the asset to its fair value. The estimation of fair value is generally measured by discounting expected future cash flows at the rate the Company utilizes to evaluate potential investments. The Company estimates fair value based on the information available in making whatever estimates, judgments and projections are considered necessary. There was no impairment of long-lived assets for the period ended December 31, 2012 and 2011.

BASIC AND DILUTED EARNINGS PER SHARE

Earnings per share (EPS) is calculated in accordance with the FASB ASC Topic 260, “Earnings Per Share.” Basic net income (loss) per share is based upon the weighted average number of common shares outstanding. Diluted net income (loss) per share is based on the assumption that all dilutive convertible shares and stock options were converted or exercised. Dilution is computed by applying the treasury stock method. Under this method, options and warrants are assumed to be exercised at the beginning of the period (or at the time of issuance, if later), and as if funds obtained thereby were used to purchase common stock at the average market price during the period. Potentially dilutive securities to purchase 100,000 shares of common stock were not included in the calculation of the diluted earnings per share as their effect would be anti-dilutive for the period ended December 31, 2012. During the year ended December 31, 2012, the average market price of the common stock during the year was less than the exercise price of the stock options and the Company was in net loss position. Accordingly, the stock options were anti-dilutive and have not been included in the calculation of diluted earnings per share.

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

DECEMBER 31, 2012 AND 2011

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - continued

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

TONGJI HEALTHCARE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2012 AND 2011

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - continued

STOCK-BASED COMPENSATION

For purposes of determining the variables used in the calculation of stock compensation expense under the provisions of FASB ASC Topic 505, “Equity ” and FASB ASC Topic 718, “Compensation — Stock Compensation,” we perform an analysis of current market data and historical Company data to calculate an estimate of implied volatility, the expected term of the option and the expected forfeiture rate. With the exception of the expected forfeiture rate, which is not an input, we use these estimates as variables in the Black Scholes model. Depending upon the number of stock options granted, any fluctuations in these calculations could have a material effect on the results presented in our consolidated statement of operations. In addition, any differences between estimated forfeitures and actual forfeitures could also have a material impact on our financial statements.

Stock-based compensation costs that have been included in operating expenses amounted to $5,147 and $4,262, for the twelve months ended December 31, 2012 and 2011, respectively.

COMPREHENSIVE INCOME

The Company reports comprehensive income in accordance with FASB ASC Topic 220 “Comprehensive Income," which established standards for reporting and displaying comprehensive income and its components in a financial statement that is displayed with the same prominence as other financial statements.

Total comprehensive income is defined as all changes in stockholders' equity during a period, other than those resulting from investments by and distributions to stockholders (i.e., issuance of equity securities and dividends). Generally, for the Company, total comprehensive income (loss) equals net income (loss) plus or minus adjustments for currency translation. Total comprehensive income (loss) represents the activity for a period net of related tax and was an income (loss) of $(1,208,656) and $(169,689) for the twelve months periods ended December 31, 2012 and 2011, respectively.

While total comprehensive income is the activity in a period and is largely driven by net earnings in that period, accumulated other comprehensive income or loss (“AOCI”) represents the cumulative balance of other comprehensive income as of the balance sheet date. For the Company, AOCI is primarily the cumulative balance related to the currency adjustments and increased overall equity by $126,477 and $131,538 as of December 31, 2012 and 2011, respectively.

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

DECEMBER 31, 2012 AND 2011

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - continued

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

GOING CONCERN

The accompanying consolidated financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern. However, the Company has negative working capital of $12,264,823, an accumulated deficit of $1,785,336, and shareholders’ deficit of $1,208,670 as of December 31, 2012. The Company’s ability to continue as a going concern ultimately is dependent on the management’s ability to obtain equity or debt financing, attain further operating efficiencies, and achieve profitable operations. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might be necessary should the Company not be able to continue as a going concern.

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

NOTE 3 - EQUIPMENT

Equipment as of December 31, 2012 and 2011 comprised the following:

	Estimated Useful Lives (Years)	December 31, 2012	December 31,2011
Office equipment	5-10	$85,491	$84,773
Medical equipment	5	3,104,102	3,053,237
Fixtures	10	112,445	111,500
Vehicles	5	44,190	43,818
Total equipments		3,346,228	3,293,328

Less accumulated depreciation		(1,312,692)	(1,135,595)

Equipment, net		$2,033,536	$2,157,733

Depreciation expense charged to operations was $177,561 and $174,807 for the year ended December 31, 2012 and 2011, respectively.

NOTE 4 - CONSTRUCTION IN PROGRESS

The Company is constructing a new hospital on leased land. Costs capitalized primarily consists of payments for construction costs, acquisition cost, land rights cost, development expenditure, professional fees, and capitalized interest. The Company is required to make payments for construction costs of approximately $7,587,300 and any excess construction cost payments incurred during the construction phase. As of December 31, 2012, the Company had paid approximately $11,200,000 for the construction of the hospital. On top of what we had paid for the hospital construction, we estimate the additional costs to complete the project to be $2,300,000. The land lease term will start upon completion of the new hospital construction. The new hospital is expected to be completed at the end of 2013.

The Company will amortize the cost of the hospital over the life of the land lease of twenty years. Capitalized interest was approximately $210,000 as of December 31, 2012.

TONGJI HEALTHCARE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2012 AND 2011

NOTE 5 - LAWSUITS

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

On August 3, 2011, Guangxi Jingjian Real Estate Development Company (“Jingjian”) filed a civil suit against Nanning Tongji Hospital, Inc. (“Nanning Tongji”), a subsidiary of the Company, in the People’s Court in Qingxiu District, Nanning City, People’s Republic of China (“People’s Court”). In its complaint, Jingjian asserts a breach of contract claim against Nanning Tongji, alleging that Nanning Tongji has failed to make timely and total payment of the project transfer fee under certain Business Building Project Agreement between Nanning Tongji and Jingjian. Jingjian seeks a total of RMB 3,162,500 (approximately $498,000) in the complaint, including payment of the remaining RMB 800,000 (approximately $126,000) project transfer fee and liquidated damages of RMB 2,362,500 (approximately $372,000) for late payment of such fee. On February 1, 2012, the People’s Court ruled that Nanning Tongji shall pay approximately $176,000 to Jingjian, including the remaining project transfer fee and a late fee of such payment. On August 14, 2012, Jingjian appealed the decision to the Intermediate People’s Court in Nanning City, People’s Republic of China (“Intermediate Court”), disputing the calculation of the damages of the People’s Court. On September 09, 2012, the Intermediate Court affirmed the decision of the People’s Court.  On March 1, 2013, Nanning Tongji paid RMB 1,096,922 (approximately $174,000) to Jianjing pursuant to the final judgment.

In September 2009, Guangxi Nanning Tingyouyuxiang Commercial Co., Ltd. (“Tingyouyuxiang”) filed a civil suit against Nanning Tongji in the People’s Court. In the complaint, Tingyouyuxiang asserted a breach of contract claim against Nanting Tongji, alleging that Nanning Tongji had failed to make timely and total payment of RMB 5,050,000 (approximately $800,000) under certain Supplement Agreement by and among Nanning Tongji, Tingyouyuxiang and the Eighth Group of Langdong Village Committee, Nanhu Community Office, Qingxiu Districe, Nanning City (the “Village Committee”). One December 30, 2009, the People’s Court ruled that Nanning Tongji shall pay to Tingyouyuxiang damages of RMB 5,050,000 (approximately $800,000) plus interest and the court hearing fee of RMB 47,150 (approximately $320,000). On March 9, 2012, Nanning Tongji appealed to the Intermediate Court, alleging, among other things, that Nanning Tongji was never served. On June 6, 2012, the Intermediate Court remanded the case to the People’s Court. Pending a court decision, the Company had accrued approximately $1,120,000 as of December 31, 2012.

NOTE 6 - MAJOR SUPPLIERS AND CUSTOMERS

The Company purchases the majority of its medicine supplies from Guangxi Tongji Medicine Co. Ltd., a related party with common major stockholders. Medicine purchased accounted for 56% and 74% of all medicine purchases for year ended December 31, 2012 and 2011. Amounts due were approximately $970,000 and $860,000 as of December 31, 2012 and December 31, 2011.

The Company had two major customers for the year ended December 31, 2012 and 2011: Nanning Social Insurance Center and Guangxi Province Social Insurance Center. Nanning Social Insurance Center accounted for 41% and 41% of revenue for the year ended December 31, 2012 and 2011. Guangxi Province Social Insurance Center accounted for 14% and 16% of revenue for the year ended December 31, 2012 and 2011.

As of December 31, 2012, accounts receivable due from Nanning Social Insurance Center and Guangxi Province Social Insurance Center was approximately $449,000 and $40,000, respectively.

TONGJI HEALTHCARE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2012 AND 2011

NOTE 7 - CAPITAL LEASE OBLIGATIONS

Sale and Lease Back

On March 25, 2011, the Company completed a financing arrangement with an independent third party to sell and leaseback certain machinery and equipment. The net carrying value of the machinery and equipment sold was $262,683. The machinery and equipment was sold for $371,517, of which $334,365 was received in cash and $37,152 was held as refundable deposit. The transaction has been accounted for as a financing arrangement, wherein the property remains on the Company’s books and will continue to be depreciated. A financing obligation in the amount of $371,517, representing the proceeds, has been recorded under “Capital Lease Payable” in the Company’s Balance Sheet, and is being reduced based on payments under the lease. Capital Lease Payable was approximately $279,000 as of December 31, 2012.  The lease does not contain an option to renew. There is also no contingent rent or concessions, or any leasehold improvement incentives.

The lease has a term of 5 years and requires minimum annual rental payments as follows:

Year Ending December 31	Amount
2013	$100,425
2014	100,425
2015	100,425
2016	33,475
Total minimum lease payments	334,749
Less: interest payments	(55,242)
PV of minimum capital lease payments	279,507
Less: Current obligations under sales lease back	(73,519)
Long term sales lease back obligation	$205,988

In October 2011, the Company entered into an agreement to lease certain machinery and equipment that are classified as capital leases. The cost of equipment under capital leases of approximately $1,430,000 is included in the Balance Sheet as property, plant, and equipment at December 31, 2012. Accumulated depreciation of the leased equipment at December 31, 2012 was approximately $290,000. Depreciation of assets under capital leases is included in depreciation expense. Capital Lease Payable was approximately $1,126,000 as of December 31, 2012.

The lease has a term of 5 years and requires minimum annual rental payments as follows:

Year Ending December 31	Amount
2013	$373,414
2014	374,982
2015	374,982
2016	218,740
Total minimum lease payments	1,342,118
Less: interest payments	(216,160)
PV of minimum capital lease payments	1,125,958
Less: Current obligations under capital lease	(275,531)
Long term capital lease obligation	$850,427

NOTE 8 - OTHER PAYABLES

Other payable as of December 31, 2012 and December 31, 2011 consists of the following:

	December 31, 2012	December 31, 2011
Advance from customers	$(4,778)	$4,267
Welfare payable	47,310	60,492
Capital lease deposits paid by third party	354,409	335,677
Lawsuit settlement payable	177,024
Other payables	178,672	192,967
Total	$752,637	$593,403

TONGJI HEALTHCARE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2012 AND 2011

NOTE 9 - STOCKHOLDERS' EQUITY

Preferred Stock

As of December 31, 2012 and December 31, 2011, the Company has 20,000,000 shares of preferred stock authorized with a par value of $0.001. There are no shares issued and outstanding as of December 31, 2012.

Common Stock

As of December 31, 2012 and December 31, 2011, the Company has 100,000,000 shares of common stock authorized with a par value of $0.001.

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

As of December 31, 2012, the Company had accumulated deficits of $1,785,336. Therefore, the Company did not appropriate a reserve for the statutory surplus reserve for the three months period ended December 31, 2012.

Stock Option

Stock-based compensation amounted to $5,147 and $4,262 for the year ended December 31, 2012 and 2011, respectively.

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

TONGJI HEALTHCARE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2012 AND 2011

NOTE 9 - STOCKHOLDERS' EQUITY - continued

The fair value of the option granted will be expensed according to following schedule:

Year	Expensed
2011	$4,262
2012	5,147
2013	5,133
2014	858
Thereafter	-
Total	$15,400

The following table summarizes stock option activity in the Company's stock-based compensation plans for the twelve months ended December 31, 2012.

	Number of Shares	Weighted Average Exercise Price	Aggregate Intrinsic Value (in thousands)	Number of Shares Exercisable
Outstanding at January 1, 2012	100,000	$0.24	$-	-
Granted	-	-	-	-
Exercised	-	-	-	-
Cancelled/expired	-	-	-	-

Outstanding at December 31, 2012	100,000	$0.24	$-	-

TONGJI HEALTHCARE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2012 AND 2011

NOTE 10 - RELATED PARTY TRANSACTIONS AND COMMITMENTS

Due from/to Related Parties

The Company has entered into agreements with Nanning Tongji Chain Pharmacy Co. Ltd., Guangxi Tongji Medicine Co. Ltd., and Nanning Switch Factory whereby the Company from time to time will advance amounts to assist them in their operations. The three companies have common major stockholders. The advanced amounts accrue interest at a rate of 1.5% per annum. The amount receivable as of December 31, 2012 and December 31, 2011 was $43,900 and $54,246, respectively. Interest income for the year ended December 31, 2012 and 2011 were approximately $658 and $770, respectively.

The Company has entered into an agreement with the Chairman and a stockholder of the Company, Nanning Tongji Chain Pharmacy Co. Ltd., Guangxi Tongji Medicine Co. Ltd., and Nanning Tongji Electric Coating Factory, whereby the Company from time to time will be advanced amounts to assist them in their operations. The advanced amounts accrue interest at a rate of 1.5% per annum. As of December 31, 2012 and December 31, 2011, $10,622,745 and $9,542,604 were payable to these related parties respectively. Interest expenses for the year ended December 31, 2012 and 2011 were $159,283 and $103,703 respectively.

Rental Commitments

The Company has entered into a lease agreement for their hospital with Guangxi Tongji Medicine Co. Ltd that expires December 2014. The monthly lease payment is approximately $2,500. The Company also in the process of cooperating with Guangxi Construction Engineering Corporation Langdong 8th Group in building a new 600-bed hospital in Nanning, China. It expects the new hospital to be completed by the end of 2013. The hospital is being constructed by Guangxi Construction Engineering Corporation Langdong 8th Group and, when completed, the land will be leased by the Company for a twenty-year term. The annual lease payments will gradually increase each year. Based on the exchange rate at December 31, 2012, minimum future lease payments are as follows:

	Related Party	Non-Related Party	Total
1-5 years	$62,614	$1,967,910	$2,030,524
6-10 years	-	2,816,969	2,816,969
11-15 years	-	3,213,725	3,213,725
16-20 years	-	3,562,870	3,562,870
Total	$62,614	$11,561,474	$11,624,088

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

As of December 31, 2012, our management, under the supervision of and with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as required by Rules 13a-15(b) and 15d-15(b) under the Exchange Act.  Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of December 31, 2012 as a result of the material weaknesses identified in our internal control over financial reporting.  These material weaknesses are discussed in “Management’s Report on Internal Control over Financial Reporting” below.  Our management considers our internal control over financial reporting to be an integral part of our disclosure controls and procedures.

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

As of December 31, 2012, our management, under the supervision of and with the participation of the Chief Executive Officer and the Chief Financial Officer, evaluated the effectiveness of our internal control over financial reporting as required by Rules 13a-15(c) and 15d-15(c) under the Exchange Act.  In making this assessment, Management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control – Integrated Framework, including the following five framework components: i) control environment, ii) risk assessment, iii) control activities, iv) information and communications, and v) monitoring.

Item 9A.         Controls and Procedures. - continued

Our management evaluated the design and operating effectiveness of our internal control over financial reporting as part of this assessment, using its knowledge and understanding of our organization, operations, and processes, to determine, in its judgment, the sources and potential likelihood of misstatements in financial reporting.  Based on this assessment, our management, including the Chief Executive Officer and Chief Financial Officer, has concluded that our internal control over financial reporting was not effective as of December 31, 2012.

Specifically, our management identified certain matters involving internal control and our operations that it considered to be material weaknesses.  As defined in the Exchange Act, a material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the registrant's annual or interim financial statements will not be prevented or detected on a timely basis.  The material weaknesses identified by our management as of December 31, 2012, are described below:

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

2013 Planned Remediation

As financial conditions permit, we plan to take the following actions to improve our internal control over financial reporting, including actions to remediate those material weaknesses identified in 2012.

Item 9A.         Controls and Procedures. - continued

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

The following table sets forth certain information concerning our directors and executive officers:

Name	Age	Position

Yunhui Yu	51	Chairman of the board, chief executive officer, president
Eric Zhang	39	Chief financial officer
Jinsong Zhang	46	Chief Administrative Officer
Jingxi Lu	68	Vice President and a Director
Jialin Zhang	73	Vice President and a Director
Lin Lin	68	Vice President and a Director
Xiangwei Zeng	71	Vice President and a Director

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

Eric Zhang is a Certified Public Accountant, licensed in California. Mr. Zhang has been our Chief Financial Officer since March  2011. Mr. Zhang graduated with a Master of Science in Taxation from Golden Gate University in 2004. He obtained his Bachelor of Business Administration from California State University in Los Angeles in 2000. He is the managing partner at Chan & Zhang LLP, a public accounting firm in Los Angeles since December 2004. Meanwhile, Mr. Zhang served as the controller of China PharmaHub Corp. on a part-time basis from January 2010 to December 2010.  He served as staff accountant at C.G. Uhlenberg LLP from July 2003 to December 2004 and at Homer Chan Tax & Consultant, Inc. from January 2000 to June 2003. Mr. Zhang was the Honorable Chairman of Business Advisory Committee of National Republican Congressional Committee (year 2005) and Businessman of the Year in 2005 honored by Business Advisory Committee of National Republican Congressional Committee. Mr. Zhang is also a Personal Financial Specialist and an Enrolled Agent.

Jinsong Zhang has been our Chief Administrative Officer since February 2006. Between August 2000 and January 2006 Mr. Jing-song was a director in the Naning New & High Tech Industrial Development Zone administration commission. Mr. Zhang received his bachelor's degree in engineering from the Electronic Engineering Institute of the Peoples Liberation Army in August 1987.

Item 10.          Directors, Executive Officers and Corporate Governance. - continued

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

Compensation Committee Interlocks and Insider Participation

Our directors act as our compensation committee. During the year ended December 31, 2012, all of our directors participated in deliberations concerning executive officer compensation.

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

Item 10.          Directors, Executive Officers and Corporate Governance. - continued

During the fiscal year of 2012, our Board of Directors had 1 meeting, including meetings that were held by means of a conference telephone call, but excluding actions taken by unanimous written consent.

Board Committees Audit Committee

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

Our Board of Directors is primarily responsible for overseeing our risk management processes.  The Board of Directors receives and reviews periodic reports from management, auditors, legal counsel, and others, as considered appropriate regarding the Company’s assessment of risks. The Board of Directors focuses on the most significant risks facing us and our general risk management strategy, and also ensures that risks undertaken by us are consistent with the Board of Directors’s appetite for risk. While the Board of Directors oversees the Company, our management is responsible for day-to-day risk management processes. We believe this division of responsibilities is the most effective approach for addressing the risks facing the Company and that our board leadership structure supports this approach.

Item 11.         Executive Compensation.

Executive Compensation

The following table sets forth information with respect to the compensation of each of the named executive officers for services provided in all capacities to the Company and its subsidiaries in the fiscal years ended December 31, 2012 and 2011 in their capacity as such officers.  Mr. Yunhui Yu, our Chief Executive Officer, President and also one of our directors, receives no additional compensation for his services in his capacity as director. No other executive officer or former executive officer received more than $100,000 in compensation in the fiscal years reported below.

Item 11.         Executive Compensation. - continued

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Yunhui Yu	2011	--	--	--	--	--	--	--	--
Chief Executive Officer, President and Director	2011	--	--	--	--	--	--	--	--
Eric Zhang	2012	24,000		5,147
Chief Financial Officer	2011	25,000	--	4,262	--	--	--	--	29,262

Stock Options.

On March 3, 2011, we entered into an Employment Agreement with our CFO, Eric Zhang, pursuant to which, Mr. Zhang will receive options to purchase 100,000 shares of the Company's common stock, vesting in three equal installments starting on March 3, 2012, with an exercise price of $0.24. Other than disclosed herein, we have not granted any stock options to any of our officers or directors and do not have any stock option plans in effect as of December 31, 2012. In the future, we may grant stock options to our officers, directors, employees or consultants.

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

Employment Agreements

On March 3, 2011, we entered into an Employment Agreement with our CFO, Eric Zhang. Pursuant to the Employment Agreement, Mr. Zhang will receive  (i) an annual salary of $25,000 ($50,000 if the Company is listed on national exchanges), and (ii) options to purchase 100,000 shares of the Company's common stock, which will vest in three equal installments starting on March 3, 2012, with an exercise price of $0.24. The Employment Agreement has a term of three years.

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

Compensation Committee Interlocks and Insider Participation

None of our executive officers serve as a member of the Board of Directors or Compensation Committee of any other entity that has one or more of its executive officers serving as a member of our Board of Directors.

Item 12.          Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

	Number of Shares Beneficially Owned (1)		Percentage of Outstanding Shares (1)
Name and Address

Yunhui Yu	7,000,000	(2)	44.27%
Chairman and CEO
No. 5 Beiji Road
Nanning, China 530011

Eric Zhang	66,666	(3)	*
Chief Financial Officer
No. 5 Beiji Road
Nanning, China 530011

Jinsong Zhang	72,000		*
Chief Administrative Officer
No. 5 Beiji Road
Nanning, China 530011

Jingxi Lv	10,000		*
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

Item 12.          Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters. - continued

*   Less than 1%

(1)
In determining beneficial ownership of our common stock as of a given date, the number of shares shown includes shares of common stock which may be acquired on exercise of warrants or options or conversion of convertible securities within 60 days of that date. In determining the percent of common stock owned by a person or entity on March 29, 2013, (a) the numerator is the number of shares of the class beneficially owned by such person or entity, including shares which may be acquired within 60 days on exercise of warrants or options and conversion of convertible securities, and (b) the denominator is the sum of (i) the total shares of common stock outstanding on March 29, 2013 (15,812,191), and (ii) the total number of shares that the beneficial owner may acquire upon conversion of the preferred and on exercise of the warrants and options. Unless otherwise stated, each beneficial owner has sole power to vote and dispose of its shares.

(2)
Liyu Chen is the wife of Yunhui Yu and she beneficially owns 3,000,000 shares of our common stock or 18.9%. Ownership of shares of our common stock by Mr. Yu does not include ownership of shares of our common stock by Ms. Chen, likewise, ownership of shares of our common stock by Ms. Chen does not include ownership of shares of our common stock by Mr. Yu.

(3)
Represents options to purchase 66,666 shares of our common stock at an exercise price of $0.24 per share. Excluding options to purchase 33,334 shares of our common stock at an exercise price of $0.24 per share which are not exercisable within 60 days of on March 29, 2013.

Item 13.          Certain Relationships and Related Transactions, and Director Independence.

The Company entered into agreements with Nanning Tongji Chain Pharmacy Co. Ltd., Guangxi Tongji Medicine Co. Ltd., and Nanning Switch Factory whereby the Company from time to time will advance amounts to assist them in their operations. The three companies have common major stockholders. The advanced amounts accrue interest at a rate of 1.5% per annum. The amount receivable as of December 31, 2012 and December 31, 2011 was $43,900 and $54,246, respectively. Interest income for the year ended December 31, 2012 and 2011 were approximately $658 and $770, respectively.

The Company entered into an agreement with the Chairman and a stockholder of the Company, Nanning Tongji Chain Pharmacy Co. Ltd., Guangxi Tongji Medicine Co. Ltd., and Nanning Tongji Electric Coating Factory, whereby the Company from time to time will be advanced amounts to assist them in their operations. The advanced amounts accrue interest at a rate of 1.5% per annum. As of December 31, 2012 and December 31, 2011, $10,622,745 and $9,542,604 were payable to these related parties respectively. Interest expenses for the year ended December 31, 2012 and 2011 were $159,283 and $103,703 respectively.

The Company purchases the majority of its medicine supplies from Guangxi Tongji Medicine Co. Ltd., a related party with common major stockholders. Medicine purchased accounted for 56% and 74% of all medicine purchases for year ended December 31, 2012 and 2011. Amounts due were approximately $970,000 and $860,000 as of December 31, 2012 and December 31, 2011.

Rental Commitments

The Company has entered into a lease agreement for its hospital buildings with Guangxi Tongji Medicine Co. Ltd that expires December 2014. The monthly rent is approximately $2,500. The Company also in the process of cooperating with Guangxi Construction Engineering Corporation Langdong 8th Group in building a new 600-bed hospital in Nanning, China. It is expected that the new hospital to be completed by the end of 2013. The hospital is being constructed by Guangxi Construction Engineering Corporation Langdong 8th Group and, when completed, the land will be leased by the Company for a twenty-year term. The annual lease payments will gradually increase each year. Based on the exchange rate at December 31, 2012, minimum future lease payments are as follows:

	Related Party	Non-Related Party	Total
1-5 years	$62,614	$1,967,910	$2,030,524
6-10 years	-	2,816,969	2,816,969
11-15 years	-	3,213,725	3,213,725
16-20 years	-	3,562,870	3,562,870
Total	$62,614	$11,561,474	$11,624,088

Item 13.          Certain Relationships and Related Transactions, and Director Independence. - continued

Independent Directors

None of our Board of Directors is an independent director, as such term is defined by the rules of the New York Stock Exchange,

Item 14.          Principal Accounting Fees and Services.

We were billed by EFP Rotenberg LLP, an independent public accounting firm, for the following professional services they performed for us during the year ended December 31, 2012 and 2011 as set forth in the table below.

	Year Ended December 31,
	2011	2012
Audit fees	$30,000	$33,500
Audit-related fees	$--	$--
Tax fees	$--	$--
All other fees	$--	$--

Our Board of Directors pre-approves all audit and non-audit services performed by the Company's auditor and the fees to be paid in connection with such services.

PART IV

ITEM 15.       EXHIBITS, FINANCIAL STATEMENTS SCHEDULES

Number	Exhibit

2	Plan of Merger (1)

3.1	Articles of Incorporation (1)

3.2	Bylaws (1)

10.1	Employment Contracts (1)

10.2	Hospital Lease (1)

10.3	Agreement with Guangxi Tongji Medicine Co., Ltd. (1)

10.4	Agreement for Medicare Service - The Management Center of Social Medical Treatment Insurance of Nanning.(1)

10.5	Agreement for Medicare Service - Social Security Department of Guangxi Zhuang Municipality (1)

10.6	Employment Agreement, dated March 3, 2011 between the Company and Eric Zhang (2)

21.1	List of Subsidiaries (1)

31.1	Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Principal Executive Officer pursuant to U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Principal Financial Officer pursuant to U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document*

101.SCH	XBRL Taxonomy Extension Schema*

101.CAL	XBRL Taxonomy Extension Calculation Linkbase*

101.DEF	XBRL Taxonomy Extension Definition Linkbase*

101.LAB	XBRL Taxonomy Extension Label Linkbase*

101.PRE	XBRL Taxonomy Extension Presentation Linkbase*

(1) Incorporated by reference to the same exhibit filed with our registration statement on Form SB-2 (File No. 333-140645).
(2) Incorporated by reference to Exhibit 10.1 to our current report on Form 8-K filed on March 9, 2011 (File No. 333-140645).
*Furnished, not filed, herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Tongji Healthcare Group, Inc

Date: April 1, 2013	By:	/s/ Yunhui Yu
Yunhui Yu President and Chief Executive Officer (Principal Executive Officer)

Date: April 1, 2013	By:	/s/ Eric Zhang
Eric Zhang Chief Financial Officer (Principal Financial Officer)

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Yunhui Yu	President, Chief Executive Officer	April 1, 2013
Yunhui Yu	Chairman of the Board of Directors and Director (Principal Executive Officer)

/s/ Eric Zhang	Chief Financial Officer	April 1, 2013
Eric Zhang	(Principal Financial and Accounting Officer)

/s/ Xiangwei Zeng	Vice President and a Director	April 1, 2013
Xiangwei Zeng

/s/ Jingxi Lu	Vice President and a Director	April 1, 2013
Jingxi Lu

/s/ Jialin Zhang	Vice President and a Director	April 1, 2013
Jialin Zhang

/s/ Lin Lin
/s/ Lin Lin	Vice President and a Director	April 1, 2013