Form 10-Q
period 2013-03-31
Tongji Healthcare Group, Inc.
filed 2013-05-15
CIK 1389518

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

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

Indicate the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:

As of May 14, 2013, there are 15,812,191 shares of $0.001 par value common stock issued and outstanding.

FORM 10-Q

TONGJI HEALTHCARE GROUP, INC.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

The unaudited condensed consolidated financial statements of registrant as of March 31, 2013 and December 31, 2012 and for the three months ended March 31, 2013 and 2012 follow. The condensed consolidated financial statements reflect all adjustments which are, in the opinion of management, necessary for a fair presentation of the results for the interim periods presented. All such adjustments are of a normal and recurring nature.

TONGJI HEALTHCARE GROUP, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	March 31, 2013	December 31, 2012

ASSETS

Current Assets
Cash and cash equivalents	$44,328	$81,135
Accounts receivable, net	397,221	448,923
Due from related parties	55,777	107,710
Medicine supplies	123,310	108,399
Prepaid expenses and other current assets	193,680	180,424

Total Current Assets	814,316	926,591

Equipment, net	2,019,866	2,033,536

Construction in Progress	11,371,253	11,200,724

TOTAL ASSETS	$14,205,435	$14,160,851

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities
Accounts payable and accrued expenses	$388,615	$327,324
Due to related parties	12,103,334	11,762,403
Other payables	547,108	752,637
Current portion of capital lease payable	359,503	349,050

Total Current Liabilities	13,398,560	13,191,414

Capital lease payable	967,114	1,056,415
Contingent liability	1,139,264	1,121,692

Total Liabilities	15,504,938	15,369,521

STOCKHOLDERS' DEFICIT
Preferred stock; $0.001 par value, 20,000,000 shares authorized and none issued and outstanding
Common stocks; $0.001 par value, 100,000,000 shares authorized and 15,812,191 shares issued and outstanding as of March 31, 2013 and December 31, 2012, respectively	15,812	15,812
Additional paid in capital	435,629	434,377
Accumulated deficit	(1,875,524)	(1,785,336)
Accumulated other comprehensive income	124,580	126,477

Total Stockholders' Deficit	(1,299,503)	(1,208,670)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$14,205,435	$14,160,851

The accompanying notes are an integral part of these condensed consolidated financial statements.

TONGJI HEALTHCARE GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE MONTH PERIODS ENDED MARCH 31,
(UNAUDITED)
	2013	2012

OPERATING REVENUE
In-patient service revenue	$250,055	$349,255
Out-patient service revenue	235,522	286,236
Total operating revenue	485,577	635,491

OPERATING EXPENSES
Salary and fringes	154,767	182,938
Medicine and supplies	234,456	328,411
Other operating expenses	92,359	46,049
Administrative expenses	33,480	42,638
Depreciation expense	23,184	110,142
Total operating expenses	538,246	710,178

LOSS FROM OPERATIONS	(52,669)	(74,687)

OTHER INCOME (EXPENSE)
Other income	7,380	12,103
Interest expense, net of income	(44,899)	(41,170)
Total Other Expense	(37,519)	(29,067)

LOSS BEFORE INCOME TAXES	(90,188)	(103,754)

Provision for income taxes	0	0

NET LOSS	(90,188)	(103,754)

Foreign currency translation loss	(1,897)	(2,690)

NET COMPREHENSIVE LOSS	$(92,085)	$(106,444)

Net loss per common stock-Basis and Diluted	$(0.006)	$(0.007)

Weighted average common stock outstanding
Basic and Diluted	15,812,191	15,812,191

The accompanying notes are an integral part of these condensed consolidated financial statements.

TONJI HEALTHCARE GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTH PERIODS ENDED MARCH 31,
(UNAUDITED)

	2013	2012
Cash flows from operating activities:
Net Loss	$(90,188)	$(103,754)
Adjustments to reconcile net loss to
net cash provided by (used in) operating activities:
Depreciation expense	23,184	110,142
Stock option expense	1,252	1,279
Increase/(decrease) in assets and liabilities:
Accounts receivable	53,571	34,489
Medicine supplies	(14,427)	(12,326)
Prepaid expenses and other current assets	(12,465)	788
Accounts payable and accrued expenses	59,813	54,218
Other payables	(208,526)	(383)
Contingent liability	14,054	-
Total adjustment	(83,544)	188,207

Net Cash Provided by (Used in) Operating Activities	(173,732)	84,453

Cash flows from investing activities:
Acquisitions of fixed assets	(790)	(9,510)
Construction in Progress	(122,187)	(747,044)
Due from related parties	52,335	(165)

Net Cash Used in Investing Activities	(70,642)	(756,719)

Cash flows from financing activities:
Payments of capital lease	(84,797)	(75,977)
Due to related parties	289,975	741,291

Net Cash Provided by Financing Activities	205,178	665,314

Effects of foreign currency translation	2,389	264

Net decrease in Cash and Cash Equivalents	(36,807)	(6,688)

Cash and Cash Equivalents-Beginning of Period	81,135	32,126

Cash and Cash Equivalents-Ending of Period	$44,328	$25,438

Cash Paid During the Year for:
Income taxes	$-	$-
Interest paid	$33,491	$42,952

The accompanying notes are an integral part of these condensed consolidated financial statements.

TONGJI HEALTHCARE GROUP, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2013 and 2012
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

NOTE 2- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accompanying unaudited condensed consolidated financial statements have been prepared by management without audit pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted as allowed by such rules and regulations, and management believes that the disclosures are adequate to make the information presented not misleading. These condensed consolidated financial statements include all of the adjustments, which, in the opinion of management, are necessary to a fair presentation of financial position and results of operations. All such adjustments are of a normal and recurring nature. Interim results are not necessarily indicative of results for a full year. The condensed consolidated balance sheet information as of December 31, 2012 was derived from the audited consolidated financial statements included in the Form 10-K. These condensed consolidated financial statements should be read in conjunction with the audited financial statements in the Company’s Annual Report on Form 10-K for the fiscal year ended on December 31, 2012 (“Form 10-K”), filed with the Commission on April 1, 2013.

TONGJI HEALTHCARE GROUP, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2013 and 2012
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

BASIS OF PRESENTATION AND CONSOLIDATION

These financial statements present the Company’s results of operations, financial position and cash flows on a consolidated basis. The consolidated financial statements include Tongji Healthcare, Inc. and its wholly-owned subsidiaries. Intercompany transactions and accounts have been eliminated in consolidation. Our policy is to consolidate all subsidiaries in which a greater than 50% voting interest is owned. The Company operates in one segment in accordance with the accounting guidance FASB ASC topic 280, “Segment Reporting”.

CASH AND CASH EQUIVALENTS

For purposes of the statements of cash flows, the Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents. A substantial amount of the Company’s cash is held in bank accounts in the People’s Republic of China (“PRC” or China) and is not protected by Federal Deposit Insurance Corporation (FDIC) insurance or any other similar insurance. Cash held in China amounted to $44,328 as of March 31, 2013. Given the current economic environment and the financial condition of the banking industry, there is a risk that the deposits may not be readily available or covered by such insurance. The Company has had no loss of cash in domestic or foreign banks in past years.

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

TONGJI HEALTHCARE GROUP, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2013 and 2012
(UNAUDITED)

NOTE 2- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - continued

The exchange rates used to translate amounts in RMB into USD for the purposes of preparing the financial statements were as follows:

March 31, 2013
Balance sheet	RMB 6.27 to US $1.00
Statement of operations and other comprehensive loss	RMB 6.28 to US $1.00

December 31, 2012
Balance sheet	RMB 6.30 to US $1.00
Statement of operations and other comprehensive loss	RMB 6.30 to US $1.00

March 31, 2012
Statement of operations and other comprehensive loss	RMB 6.30 to US $1.00

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
March 31, 2013 and 2012
(UNAUDITED)

NOTE 2- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - continued

The Company has estimated a bad debt allowance of approximately $42,000 as of March 31, 2013 and December 31, 2012.

FAIR VALUE OF FINANCIAL INSTRUMENTS

The Company applies the provisions of FASB ASC Topic 825, which requires all entities to disclose the fair value of financial instruments, both assets and liabilities recognized and not recognized on the balance sheet, for which it is practicable to estimate fair value, and defines fair value of a financial instrument as the amount at which the instrument could be exchanged in a current transaction between willing parties. As of March 31, 2013 and December 31, 2012 the fair value of cash and cash equivalents, accounts receivable, accounts payable and accrued expenses, notes payable and other payables approximated the carrying value due to the short maturity of the instruments, quoted market prices or interest rates which fluctuate with market rates except for related party debt or receivables for which it is not practicable to estimate fair value.

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

	Level 1 – observable market inputs that are unadjusted quoted prices for identical assets or liabilities in active markets.
	Level 2 – other significant observable inputs (including quoted prices for similar securities, interest rates, credit risk, etc.).
	Level 3 – significant unobservable inputs (including the Company’s own assumptions in determining the fair value of investments).

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
March 31, 2013 and 2012
(UNAUDITED)

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

The Company tests long-lived assets for recoverability at least annually or more frequently upon the occurrence of an event or when circumstances indicate that the net carrying amount is greater than its fair value. Assets are grouped and evaluated at the lowest level for their identifiable cash flows that are largely independent of the cash flows of other groups of assets. The Company considers historical performance and future estimated results in its evaluation of potential impairment and then compares the carrying amount of the asset to the future estimated cash flows expected to result from the use of the asset. If the carrying amount of the asset exceeds estimated expected undiscounted future cash flows, the Company measures the amount of impairment by comparing the carrying amount of the asset to its fair value. The estimation of fair value is generally measured by discounting expected future cash flows at the rate the Company utilizes to evaluate potential investments. The Company estimates fair value based on the information available in making whatever estimates, judgments and projections are considered necessary. There was no impairment of long-lived assets for the periods ended March 31, 2013 and 2012.

TONGJI HEALTHCARE GROUP, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2013 and 2012
(UNAUDITED)

NOTE 2- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - continued

BASIC AND DILUTED EARNINGS PER SHARE

Earnings per share (EPS) is calculated in accordance with the FASB ASC Topic 260, “Earnings Per Share.” Basic net income (loss) per share is based upon the weighted average number of common shares outstanding. Diluted net income (loss) per share is based on the assumption that all dilutive convertible shares and stock options were converted or exercised. Dilution is computed by applying the treasury stock method. Under this method, options and warrants are assumed to be exercised at the beginning of the period (or at the time of issuance, if later), and as if funds obtained thereby were used to purchase common stock at the average market price during the period. Potentially dilutive securities to purchase 100,000 shares of common stock were not included in the calculation of the diluted earnings per share as their effect would be anti-dilutive for the period ended March 31, 2013. During the three months period ended March 31, 2013, the average market price of the common stock during the year was less than the exercise price of the stock options and the Company was in net loss position. Accordingly, the stock options were anti-dilutive and have not been included in the calculation of diluted earnings per share.

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
March 31, 2013 and 2012
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

Stock-based compensation costs that have been included in operating expenses amounted to $1,252 and $1,279, for the three month periods ended March 31, 2013 and 2012, respectively.

COMPREHENSIVE INCOME

The Company reports comprehensive income in accordance with FASB ASC Topic 220 “Comprehensive Income," which established standards for reporting and displaying comprehensive income and its components in a financial statement that is displayed with the same prominence as other financial statements.

Total comprehensive income is defined as all changes in stockholders' equity during a period, other than those resulting from investments by and distributions to stockholders (i.e., issuance of equity securities and dividends). Generally, for the Company, total comprehensive income (loss) equals net income (loss) plus or minus adjustments for currency translation. Total comprehensive income (loss) represents the activity for a period net of related tax and was a loss of $92,085 and $106,444 for the three months periods ended March 31, 2013 and 2012, respectively.

While total comprehensive income is the activity in a period and is largely driven by net earnings in that period, accumulated other comprehensive income or loss (“AOCI”) represents the cumulative balance of other comprehensive income as of the balance sheet date. For the Company, AOCI is primarily the cumulative balance related to the currency adjustments and increased overall equity by $124,580 and $126,477 as of March 31, 2013 and December 31, 2012, respectively.

TONGJI HEALTHCARE GROUP, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2013 and 2012
(UNAUDITED)

NOTE 2- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - continued

RECENT ACCOUNTING PRONOUNCEMENTS

In December 2011, the FASB issued ASU 2011-11 Balance Sheet (Topic 210): Disclosures about Offsetting Assets and Liabilities: The amendments in this Update will enhance disclosures required by U.S. GAAP by requiring improved information about financial instruments and derivative instruments that are either (1) offset in accordance with either Section 210-20-45 or Section 815-10-45 or (2) subject to an enforceable master netting arrangement or similar agreement, irrespective of whether they are offset in accordance with either Section 210-20-45 or Section 815-10-45. This information will enable users of an entity’s financial statements to evaluate the effect or potential effect of netting arrangements on an entity’s financial position, including the effect or potential effect of rights of setoff associated with certain financial instruments and derivative instruments in the scope of this Update. An entity is required to apply the amendments for annual reporting periods beginning on or after January 1, 2013, and interim periods within those annual periods. An entity should provide the disclosures required by those amendments retrospectively for all comparative periods presented. It does not have a material impact on the Company’s condensed consolidated financial statements.

In July 2012, the FASB issued ASU 2012-02, Testing Indefinite-Lived Intangible Assets for Impairment, which allows an entity to first assess qualitative factors to determine whether it is more likely than not that an indefinite-lived intangible asset, other than goodwill, is impaired. If an entity concludes, based on an evaluation of all relevant qualitative factors, that it is not more likely than not that the fair value of an indefinite-lived intangible asset is less than its carrying amount, it will not be required to perform a quantitative impairment test for that asset. Entities are required to test indefinite-lived assets for impairment at least annually and more frequently if indicators of impairment exist. The adoption of this ASU does not have a significant effect on our results of operations or financial position.

Other recently issued accounting pronouncements did not, or are not believed by management to, have a material effect on the Company’s present or future consolidated financial statements.

GOING CONCERN

The accompanying consolidated financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern. However, the Company has negative working capital of $12,584,244, an accumulated deficit of $1,875,524, and a stockholders’ deficit of $1,299,503 as of March 31, 2013. The Company’s ability to continue as a going concern ultimately is dependent on the management’s ability to obtain equity or debt financing, attain further operating efficiencies, and achieve profitable operations. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might be necessary should the Company not be able to continue as a going concern.

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

TONGJI HEALTHCARE GROUP, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2013 and 2012
(UNAUDITED)

NOTE 3- EQUIPMENT

Equipment as of March 31, 2013 and December 31, 2012 comprised the following:

	Estimated Useful Lives (Years)	March 31, 2013	December 31, 2012
Office equipment	5-10	$85,859	$85,491
Medical equipment	5	3,118,251	3,104,102
Fixtures	10	112,929	112,445
Vehicles	5	44,380	44,190
Total equipment		3,361,419	3,346,228

Less accumulated depreciation		(1,341,553)	(1,312,692)

Equipment, net		$2,019,866	$2,033,536

The Company purchased and started depreciating certain medical equipments at the beginning of 2012. Those equipments are to be placed in service upon receiving usage approval from the Chinese government and hiring qualified personnel. As of March 31, 2013, the Company still has not received the approval. On September 30, 2012, the company adjusted depreciation expenses and stopped depreciating on those medical equipments. The Company has been working with Nanning Municipal Health Bureau to obtain the approval to place the equipments in service and making great efforts to recruit qualified personnel. The Company expects to be able to place the assets in service in April 2013. If the Company is unsuccessful in being able to place the assets in service we will assess the need to record an impairment charge for the assets.  Therefore, depreciation expense charged to operations was $23,184 and $110,142 for the three month periods ended March 31, 2013 and 2012, respectively.

NOTE 4- CONSTRUCTION IN PROGRESS

The Company is constructing a new hospital building on leased land. Costs capitalized primarily consists of payments for construction costs, acquisition cost, land rights cost, development expenditure, professional fees, and capitalized interest. The Company is required to make payments for construction costs of approximately $7,587,300 and any excess construction cost payments incurred during the construction phase. As of March 31, 2013, the Company had paid approximately $11,370,000 for the construction of the hospital building. In addition to what it had paid for the hospital construction, the Company estimates the additional costs to complete the project to be $2,200,000. The land lease term will start upon completion of the new hospital building. The new hospital building is expected to be completed at the end of 2013.

The Company will amortize the cost of the hospital building over the life of the land lease of twenty years. Capitalized interest was approximately $248,000 as of March 31, 2013.

TONGJI HEALTHCARE GROUP, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2013 and 2012
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

On August 3, 2011, Guangxi Jingjian Real Estate Development Company (“Jingjian”) filed a civil suit against Nanning Tongji Hospital, Inc. (“Nanning Tongji”), a subsidiary of the Company, in the People’s Court in Qingxiu District, Nanning City, People’s Republic of China (“People’s Court”). In its complaint, Jingjian asserts a breach of contract claim against Nanning Tongji, alleging that Nanning Tongji has failed to make timely and total payment of the project transfer fee under certain Business Building Project Agreement between Nanning Tongji and Jingjian. Jingjian seeks a total of RMB 3,162,500 (approximately $498,000) in the complaint, including payment of the remaining RMB 800,000 (approximately $126,000) project transfer fee and liquidated damages of RMB 2,362,500 (approximately $372,000) for late payment of such fee. On February 1, 2012, the People’s Court ruled that Nanning Tongji shall pay approximately $176,000 to Jingjian, including the remaining project transfer fee and a late fee of such payment. On August 14, 2012, Jingjian appealed the decision to the Intermediate People’s Court in Nanning City, People’s Republic of China (“Intermediate Court”), disputing the calculation of the damages of the People’s Court. On September 09, 2012, the Intermediate Court affirmed the decision of the People’s Court. On March 1, 2013, Nanning Tongji borrowed fund from a related party and paid RMB 1,096,922 (approximately $174,000) to Jianjing pursuant to the final judgment.

In September 2009, Guangxi Nanning Tingyouyuxiang Commercial Co., Ltd. (“Tingyouyuxiang”) filed a civil suit against Nanning Tongji in the People’s Court. In the complaint, Tingyouyuxiang asserted a breach of contract claim against Nanting Tongji, alleging that Nanning Tongji had failed to make timely and total payment of RMB 5,050,000 (approximately $800,000) under certain Supplement Agreement by and among Nanning Tongji, Tingyouyuxiang and the Eighth Group of Langdong Village Committee, Nanhu Community Office, Qingxiu Districe, Nanning City (the “Village Committee”). One December 30, 2009, the People’s Court ruled that Nanning Tongji shall pay to Tingyouyuxiang damages of RMB 5,050,000 (approximately $800,000) plus interest and the court hearing fee of approximately $320,000. On March 9, 2012, Nanning Tongji appealed to the Intermediate Court, alleging, among other things, that Nanning Tongji was never served. On June 6, 2012, the Intermediate Court remanded the case to the People’s Court. Pending a court decision, the Company had accrued approximately $1,140,000 as of March 31, 2013.

NOTE 6- MAJOR SUPPLIERS AND CUSTOMERS

The Company purchases the majority of its medicine supplies from Guangxi Tongji Medicine Co. Ltd., a related party with common major stockholders. Medicine purchased accounted for 48% and 66% of all medicine purchases for three month period ended March 31, 2013 and 2012. Amounts due were approximately $975,000 and $900,000 as of March 31, 2013 and 2012.

TONGJI HEALTHCARE GROUP, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2013 and 2012
(UNAUDITED)

NOTE 6- MAJOR SUPPLIERS AND CUSTOMERS - continued

The Company had three major customers for the three month period ended March 31, 2013 and two major customers for three month period ending March 31, 2012: Nanning Social Insurance Center, Guangxi Province Social Insurance Center, and China UMS Co., Ltd. Nanning Social Insurance Center accounted for 37% and 42% of revenue for the three month periods ended March 31, 2013 and 2012. Guangxi Province Social Insurance Center accounted for 7% and 14% of revenue for the three month periods ended March 31, 2013 and 2012. China UMS Co., Ltd. accounted for 9% and 0% of revenue for the three month periods ended March 31, 2013 and 2012.

As of March 31, 2013 and December 31, 2012, accounts receivable due from Nanning Social Insurance Center, Guangxi Province Social Insurance Center, and China UMS Co., Ltd. was approximately $440,000, and $413,000 respectively.

NOTE 7- CAPITAL LEASE OBLIGATIONS

Sale and Lease Back

On March 25, 2011, the Company completed a financing arrangement with an independent third party to sell and leaseback certain machinery and equipment. The net carrying value of the machinery and equipment sold was $262,683. The machinery and equipment was sold for $371,517, of which $334,365 was received in cash and $37,152 was held as refundable deposit. The transaction has been accounted for as a financing arrangement, wherein the property remains on the Company’s books and will continue to be depreciated. A financing obligation in the amount of $371,517, representing the proceeds, has been recorded under “Capital Lease Payable” in the Company’s Balance Sheet, and is being reduced based on payments under the lease. Capital lease payable was $263,099 as of March 31, 2013. The lease does not contain an option to renew. There is also no contingent rent or concessions, or any leasehold improvement incentives.

The lease has a term of 5 years and requires minimum annual rental payments including principal and interest as follows:

Year Ending December 31	Amount
2013	$75,582
2014	100,776
2015	100,776
2016	33,592
Total minimum lease payments	310,727
Less: interest payments	47,628
PV of minimum capital lease payments	263,099
Less: current obligations under capital lease	75,870
Long term capital lease obligation	$187,229

In October 2011, the Company entered into an agreement to lease certain machinery and equipment that are classified as capital leases. The cost of equipment under capital leases of approximately $1,450,000 is included in the Balance Sheet equipment at March 31, 2013. Accumulated depreciation of the leased equipment at March 31, 2013 was approximately $311,000. Depreciation of assets under capital leases is included in depreciation expense. Capital lease payable was $1,314,418 as of March 31, 2013.

TONGJI HEALTHCARE GROUP, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2013 and 2012
(UNAUDITED)

NOTE 7- CAPITAL LEASE OBLIGATIONS - continued

The lease has a term of 5 years and requires minimum annual rental payments including principal and interest as follows:

Year Ending December 31	Amount
2013	$280,718
2014	376,596
2015	376,596
2016	219,681
Total minimum lease payments	1,253,591
Less: interest payments	190,073
PV of minimum capital lease payments	1,063,518
Less: current obligations under capital lease	283,633
Long term capital lease obligation	779,885
NOTE 8- OTHER PAYABLES

Other payables as of March 31, 2013 and December 31, 2012 consists of the following:

	March 31, 2013	December 31, 2012
Advance from customers	$2,733	$(4,778)
Welfare payable	39,711	47,310
Capital lease deposits paid by third party	355,944	354,409
Lawsuit settlement payable	-	177,024
Other payables	148,720	178,672
Total	$547,108	$752,637

TONGJI HEALTHCARE GROUP, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2013 and 2012
(UNAUDITED)

NOTE 9- STOCKHOLDERS' EQUITY

Preferred Stock

As of March 31, 2013 and December 31, 2012, the Company has 20,000,000 shares of preferred stock authorized with a par value of $0.001. There are no shares issued and outstanding as of March 31, 2013.

Common Stock

As of March 31, 2013 and December 31, 2012, the Company has 100,000,000 shares of common stock authorized with a par value of $0.001.

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

As of March 31, 2013, the Company had accumulated deficits of $1,875,524. Therefore, the Company did not appropriate a reserve for the statutory surplus reserve for the three months period ended March 31, 2013.

Stock Option

Stock-based compensation amounted to $1,252 and $1,279 for the three month periods ended March 31, 2013 and 2012.

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
March 31, 2013 and 2012
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

The fair value of the option granted will be expensed according to following schedule:

Year	Expense
2011	$4,262
2012	5,147
2013	5,133
2014	858
Thereafter	-
Total	$15,400

The following table summarizes stock option activity in the Company's stock-based compensation plans for the three month period ended March 31, 2013.

	Number of Shares	Weighted Average Exercise Price	Aggregate Intrinsic Value (in thousands)	Number of Shares Exercisable
Outstanding at January 1, 2013	100,000	$0.24	$-	-
Granted	-	-	-	-
Exercised	-	-	-	-
Cancelled/expired	-	-	-	-

Outstanding at March 31, 2013	100,000	$0.24	$-	-

There were no options granted, exercised or cancelled/expired during the three month period ended March 31, 2013.

TONGJI HEALTHCARE GROUP, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2013 and 2012
(UNAUDITED)

NOTE 11- RELATED PARTY TRANSACTIONS AND COMMITMENTS

Due from/to Related Parties

The Company has entered into agreements with Nanning Tongji Chain Pharmacy Co. Ltd., Guangxi Tongji Medicine Co. Ltd., and Nanning Switch Factory whereby the Company from time to time will advance amounts to assist them in their operations. The three companies have common major stockholders. The advanced amounts accrue interest at a rate of 1.5% per annum. The amount receivable as of March 31, 2013 and December 31, 2012 was $55,777 and $107,710, respectively. Interest income for the three month periods ended March 31, 2013 and 2012 was approximately $165 and $165, respectively.

The Company has entered into an agreement with the Chairman and a stockholder of the Company, Nanning Tongji Chain Pharmacy Co. Ltd., Guangxi Tongji Medicine Co. Ltd., and Nanning Tongji Electric Coating Factory, whereby the Company from time to time will be advanced amounts to assist them in their operations. The advanced amounts accrue interest at a rate of 1.5% per annum. As of March 31, 2013 and December 31, 2012, $12,103,334 and $11,762,403 were payable to these related parties respectively. Interest expense for the three month periods ended March 31, 2013 and 2012 was $36,699 and $34,445 respectively.

Rental Commitments

The Company entered into a lease agreement for their hospital with Guangxi Tongji Medicine Co. Ltd that expires December 2014. The monthly lease payment is approximately $2,500. The Company also in the process of cooperating with Guangxi Construction Engineering Corporation Langdong 8th Group in building a new 600-bed hospital in Nanning, China. It expects the new hospital to be completed by the end of 2013. The hospital is being constructed by Guangxi Construction Engineering Corporation Langdong 8th Group and, when completed, the land will be leased by the Company for a twenty-year term. The annual lease payments will gradually increase each year. Based on the exchange rate at March 31, 2013, minimum future lease payments are as follows:

	Related Party	Non-Related Party	Total
1-5 years	$47,162	$1,858,832	$1,905,994
6-10 years	-	2,829,091	2,829,091
11-15 years	-	3,227,555	3,227,555
16-20 years	-	3,578,203	3,578,203
Total	$47,162	$11,493,681	$11,540,843

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

Overview

Nanning Tongji Hospital, Inc. ("NTH" or “Tongji Hospital”) was established in Nanning city Guangxi province of the Peoples’ Republic of China ("PRC") by the Guangxi Tongji Medical Co. Ltd. and an individual on October 30, 2003.

NTH is a designated hospital for medical insurance in Nanning city and Guangxi province. NTH specializes in the areas of internal medicine, surgery, gynecology, pediatrics, emergency medicine, ophthalmology, medical cosmetology, rehabilitation, dermatology, otolaryngology, traditional Chinese medicine, medical imaging, anesthesia, acupuncture, physical therapy, health examination, and prevention.

On December 27, 2006, we, through our wholly-owned subsidiary, Tongji, Inc., a Colorado company, acquired 100% of the equity in NTH pursuant to an Agreement and Plan of Merger –unless otherwise provided, all references to “the Company”, “us”, “we” refer to Tongji Healthcare Group, Inc. and its subsidiaries, Tongji, Inc. and NTH. We issued 15,652,557 shares of common stock to the shareholders of NTH in exchange for 100% of the issued and outstanding shares of NTH. Accordingly, NTH became a wholly owned subsidiary of Tongji, Inc. We have been in the business of operating hospitals and providing healthcare services in Nanning, Guangxi province of the PRC.

The acquisition of NTH was accounted for as a reverse acquisition under the purchase method of accounting since the shareholders of NTH obtained control of the consolidated entity. Accordingly, the reorganization of the two companies was recorded as a recapitalization of NTH. We treated NTH as the continuing operating entity.

According to the PRC Regulation of Healthcare Institutions, hospitals are required to register with the health department of the local government to obtain business license for hospital services. We received our renewed business license from Nanning municipal government in November 2007, and this license is valid until November, 2020. Other existing regulations having material effects on our business include regulations dealing with physician's licensing, usage of medicine and injection, and public security in health and medical advertising.

We must register with and maintain an operating license from the local health department due to the fact that we currently maintain a facility with over 100 beds. We are subject to review by the local health department at least once every three years. If we fail to meet their standards, our business license may be revoked. We are also obligated to provide free services or dispatch our physicians or other employees in the event of a need for public assistance. We dedicate a very small percentage of our resources to providing public services.

We have two sources of operating revenues: in-patient service revenues and out-patient service revenues. In addition to providing services to our patients, we also sell pharmaceutical drugs to our patients. Revenues from such sales are included in either our in-patient service revenues or our out-patient service revenues. Our revenues come from individuals as well as third-party payers, including PRC government programs and insurance providers, under which the hospital is paid based upon the rates established by the local government. Revenues are recorded at estimated net amounts due from patients or third-party payers. Revenues from pharmaceutical drug sales are recognized upon the drug being administered to a patient or at the time a prescription by a registered physician is filled.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations. - continued

Patient revenues are recorded based on pre-established rates set by the local government. The Company bills for services provided to Medicare patients through a medical card (the US equivalent of an insurance card). Historically, there have been no significant differences between the amounts the Company billed the government Medicare funds and the amounts collected from the Medicare funds.

We had three major customers for the three month period ended March 31, 2013 and two major customers for the three month period ended March 31, 2012. Nanning Social Insurance Center accounted for 37% and 42% of revenue for the three month periods ended March 31, 2013 and 2012. Guangxi Province Social Insurance Center accounted for 7% and 14% of revenue for the three month periods ended March 31, 2013 and 2012. China UMS Co., Ltd. accounted for 9% and 0% of revenue for the three month periods ended March 31, 2013 and 2012.

About 48% of the drugs and medications we use in the hospital and sell to our patients are purchased from Guangxi Tongji Medicine Co., Ltd., a related company controlled by our Chief Executive Officer, Yunhui Yu, at prevailing market prices. The rest comes from other suppliers. One of these other suppliers is responsible for more than 10% of our total purchases.

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

For financial reporting purposes, hospitals in the United States record revenues based upon established billing rates less adjustment for contractual allowances. Revenues are recorded based upon the amounts due from the patients and third-party payers, including federal and state (under the Medicare and Medicaid programs) managed care health plans, health insurance companies, and employers. Estimates of contractual allowances under third-party payer arrangements are based upon the payment terms specified in the related contractual agreements. Third-party payer contractual payment terms are generally based upon predetermined rates per diagnosis, per diem rates, or discounted fee-for-service rates.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations. - continued

Results of Operation - Three months ended March 31, 2013

Material changes of items in our Statement of Operations for the three months ended March 31, 2013, as compared to the three months ended March 31, 2012, are discussed below.

Operating Revenue – Operating revenue for the three month period ended March 31, 2013, which resulted primarily from in-patient service revenue and out-patient revenue, was $485,577, a decrease of $149,914 or 24%, as compared with the operating revenue of $635,491 for the same period of 2012. Our out-patient service revenue was $235,522 for the three month period ended March 31, 2013, as compared to $286,236 for the same period in 2012, a decrease of $50,714 or 18%. The decrease was primarily the result of a decrease in average daily out-patient service revenue per patient.  Our in-patient service revenue was $250,055 for the three month period ended March 31, 2013 as compared to $349,255, a decrease of $99,200 or 28% as compared to the same period in 2012. The decrease in the in-patient service revenue was primarily due to a change in the Municipal Health Insurance regulations. Starting at the end of 2012, Municipal Health Insurance requires that the hospitals stop waiving co-insurance payments from patients. This has discouraged patients from using our in-patient services and greatly impacted the admission headcount in the in-patient service sector.

Operating Expenses – Operating expenses were $538,246 for the three month period ended March 31, 2013, a decrease of $171,932 or 24% as compared to $710,178 for the same period of 2012. The decrease was primarily due to a decrease of approximately of $94,000 in medicine and supplies sales resulting from the decrease of in-patient services and a decrease of approximately of $87,000 in depreciation expenses, offset by an increase of approximately $46,310 in other operating expense.

Loss from Operations - Operating loss was $52,669 for the three month period ended March 31, 2013, a decrease of $22,018 or 29% as compared to an operating loss of $74,687 for the same period of 2012. The primary reasons for the decrease are the aforementioned changes in operating revenue and operating expenses.

Interest Expense – Interest expense for the three-month period ended March 31, 2013 was $44,899 as compared to $41,170 for the three-month period ended March 31, 2012, an increase of $3,729 or 9%. The increase was primarily due to the increase in loans from related parties and capital lease obligations.

Net Loss - As a result of the forgoing, the Company had a net loss of $90,188 during the quarter ended March 31, 2013, compared to a net loss of $103,754 for the comparative period in 2012, a decrease of $13,566 or 13%.

Trends, Events and Uncertainties

The China Ministry of Health, as well as other related agencies, has proposed changes to the price limit we can charge for medical services, drugs and medications. We cannot predict the impact of these proposed changes since the changes are not fully defined and we do not know whether those proposed changes will be implemented or when they may take effect.

We are in the process of building a new 600-bed hospital building in Nanning city on leased land. We expect the new hospital building to be completed by the end of 2013. The hospital building is being constructed by Guangxi Construction Engineering Corporation Langdong 8th Group (“Langdong 8th Group”). The lease payments for the land will start after the construction is completed. Annual lease payments will increase every year. Our agreement with Langdong 8th Group obligates us to pay approximately $7,870,000 for construction related costs. In addition, we are responsible for any additional costs necessary to complete the project. As of March 31, 2013, we had paid approximately $11,370,000 for the construction of the hospital. We borrowed most of the funds from our related company Guangxi Tongji Medicine Co., Ltd. In addition to what we had paid for the hospital building construction, we estimate the additional costs to complete the project to be $2,200,000. We will continue to operate in our existing hospital buildings after the completion of the new hospital building.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations. - continued

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

Liquidity and Capital Resources

We generally finance our operations through our operating profits and borrowings from related parties. As of the date of this report, we have not experienced any difficulty in raising funds from related parties, and we have not experienced any liquidity problems in settling our payables in our ordinary course of business. We believe that we have adequate funds and capital with respect to conducting its business over the next twelve months.

The following shows our material sources and (uses) of cash during the three month periods ended March 31, 2013 and 2012:

	2013	2012

Cash provided by (used in) operating activities	$(173,732)	$84,453

Cash (used in) investing activities	$(70,642)	$(756,719)

Cash provided by financing activities	$205,178	$665,314

The Company carefully monitors and controls the amount of cash used to fund operating activities. However, substantial funds are required to fund the construction costs on the new hospital building and a lawsuit settlement (see note 5). Financing of operations has come primarily from advances from related parties. We are dependent on related parties to provide working capital and pay our management team until such time as our operations are profitable. There can be no assurances that related parties will continue to provide additional capital. Without additional capital, we may be forced to cease operations and liquidate.

Operating Activities

Net cash used in operating activities primarily consists of net loss, as adjusted by depreciation, stock option, and changes in operating assets and liabilities such as accounts receivable, medical supplies, capital lease deposits, prepaid expense and other current assets, accounts payables and accrued liabilities , and other payables.

Net cash used in operating activities was $173,732 for the three months ended March 31, 2013, an increase of $258,185 or 305.72%, as compared with the net cash provided by operating activities of $84,453 for the same period in 2012. The increase in net cash used in operating activities was primarily due to a lawsuit settlement payout of approximately $174,000 for the three month period ended March 31, 2013.

Investing Activities

Net cash used in investing activities primarily consists of acquisition of equipment and purchases of construction in progress.

Net cash used in investing activities was $70,642 for the three months ended March 31, 2013, a decrease of $686,077 or 90.66%, as compared with the net cash used in investing activities of $756,719 for the same period in 2012. The decrease in net cash used in investing activities was primarily due to a decrease of approximately $625,000 in construction in progress because the construction progress of the new hospital building is close to the final stage.

Financing Activities

Net cash provided by financing activities primarily consists of proceeds from related party loans.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations. - continued

Net cash provided by financing activities was $205,178 for the three months ended March 31, 2013, a decrease of $460,136 or 69.16%, as compared with the net cash provided by financing activities of $665,314 for the same period in 2012. The decrease was primarily attributable to less funding needs because the construction progress of the new hospital building is close to the final stage.

Working Capital

Working capital is current liabilities deducted from current assets.

Our working capital was negative $12,584,244 for the three months ended March 31, 2013, as compared with negative $12,264,823 for the year ended December 31, 2012, which is primarily attributable to additional financial assistance of approximately $340,000 from related parties to fund the construction of the new hospital and the lawsuit settlement.

Rental Commitments

The Company has entered into a lease agreement for their hospital building with Guangxi Tongji Medicine Co. Ltd that expires in December 2014. The monthly lease payment is approximately $2,500. The Company is also in the process of cooperating with Langdong 8th Group in building a new 600-bed hospital building in Nanning, China. Management expects the new hospital building to be completed by the end of 2013. The hospital building is being constructed by Langdong 8th Group and the land will be leased by the Company for a twenty-year term starting from the date the building is completed. The annual lease payments will gradually increase each year. Based on the exchange rate at March 31, 2013, minimum future lease payments are as follows:

	Related Party	Non-Related Party	Total
1-5 years	$47,162	$1,858,832	$1,905,994
6-10 years	-	2,829,091	2,829,091
11-15 years	-	3,227,555	3,227,555
16-20 years	-	3,578,203	3,578,203
Total	$47,162	$11,493,681	$11,540,843

Going Concern

The accompanying consolidated financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern. However, the Company has negative working capital of $12,584,244, an accumulated deficit of $1,875,524, and a stockholders’ deficit of $1,299,503 as of March 31, 2013. The Company’s ability to continue as a going concern ultimately is dependent on the management’s ability to obtain equity or debt financing, attain further operating efficiencies, and achieve profitable operations. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might be necessary should the Company not be able to continue as a going concern.

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

As of March 31, 2013, our management, under the supervision of and with the participation of the Chief Executive Officer and the Chief Financial Officer, evaluated the effectiveness of our internal control over financial reporting as required by Rules 13a-15(c) and 15d-15(c) under the Exchange Act. In making this assessment, Management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control – Integrated Framework , including the following five framework components: i) control environment, ii) risk assessment, iii) control activities, iv) information and communications, and v) monitoring.

Our management evaluated the design and operating effectiveness of our internal control over financial reporting as part of this assessment, using its knowledge and understanding of our organization, operations, and processes, to determine, in its judgment, the sources and potential likelihood of misstatements in financial reporting. Based on this assessment, our management, including the Chief Executive Officer and Chief Financial Officer, has concluded that our internal control over financial reporting was not effective as of March 31, 2013.

Specifically, our management identified certain matters involving internal control and our operations that it considered to be material weaknesses. As defined in the Exchange Act, a material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the registrant's annual or interim financial statements will not be prevented or detected on a timely basis. The material weaknesses identified by our management as of March 31, 2013, are described below:

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

Item 4. Controls and Procedures - continued

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

On August 3, 2011, Guangxi Jingjian Real Estate Development Company (“Jingjian”) filed a civil suit against NTH, in the People’s Court in Qingxiu District, Nanning City, People’s Republic of China (“People’s Court”). In its complaint, Jingjian asserted a breach of contract claim against NTH, alleging that NTH had failed to make timely and total payment of the project transfer fee under certain Business Building Project Agreement between NTH and Jingjian. Jingjian seeks a total of RMB 3,162,500 (approximately $498,000) in the complaint, including payment of the remaining RMB 800,000 (approximately $126,000) project transfer fee and liquidated damages of RMB 2,362,500 (approximately $372,000) for late payment of such fee. On February 1, 2012, the People’s Court ruled that NTH shall pay approximately $176,000 to Jingjian, including the remaining project transfer fee and a late fee for such payment. On August 14, 2012, Jingjian appealed the decision to the Intermediate People’s Court in Nanning City, People’s Republic of China (“Intermediate Court”), disputing the calculation of the damages of the People’s Court. On September 09, 2012, the Intermediate Court affirmed the decision of the People’s Court. On March 1, 2013, NTH borrowed fund from a related party and paid RMB 1,096,922 (approximately $174,000) to Jianjing pursuant to the final judgment.

In September 2009, Guangxi Nanning Tingyouyuxiang Commercial Co., Ltd. (“Tingyouyuxiang”) filed a civil suit against NTH in the People’s Court. In the complaint, Tingyouyuxiang asserted a breach of contract claim against NTH, alleging that NTH had failed to make timely and total payment of RMB 5,050,000 (approximately $800,000) under certain Supplement Agreement by and among NTH, Tingyouyuxiang and Langdong 8th Group. On December 30, 2009, the People’s Court ruled that NTH shall pay to Tingyouyuxiang damages of RMB 5,050,000 (approximately $800,000) plus interest and the court hearing fee of approximately $320,000. On March 9, 2012, NTH appealed to the Intermediate Court, alleging, among other things, that NTH was never served. On June 6, 2012, the Intermediate Court remanded the case to the People’s Court. Pending a court decision, the Company had accrued approximately $1,140,000 as of March 31, 2013.

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

(3) Attached as Exhibits 101 to this report are the following financial statements from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2013 formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Income and Comprehensive Income, (iii) the Condensed Consolidated Statements of Cash Flows, and (iv) related notes to these financial statements tagged as blocks of text. The XBRL-related information in Exhibits 101 to this Quarterly Report on Form 10-Q shall not be deemed “filed” or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, and is not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liabilities of those sections.

SIGNATURES

Pursuant to the requirements of the securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TONGJI HEALTHCARE GROUP, INC.

Date: May 15, 2013	By:	/s/ Yunhui Yu
Yunhui Yu President and Chief Executive Officer (Principal Executive Officer)

Date: May 15, 2013	By:	/s/ Eric Zhang
Eric Zhang Chief Financial Officer (Principal Financial Officer)