Form 10-Q
period 2013-06-30
Tongji Healthcare Group, Inc.
filed 2013-08-14
CIK 1389518

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013

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

Indicate the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:

As of August 14, 2013, there are 15,812,191 shares of $0.001 par value common stock issued and outstanding.

FORM 10-Q

TONGJI HEALTHCARE GROUP, INC.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

The unaudited condensed consolidated financial statements of registrant as of June 30, 2013 and December 31, 2012 and for the three and six months ended June 30, 2013 and 2012 follow. The condensed consolidated financial statements reflect all adjustments which are, in the opinion of management, necessary for a fair presentation of the results for the interim periods presented. All such adjustments are of a normal and recurring nature.

TONGJI HEALTHCARE GROUP, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2013	December 30, 2012
	(Unaudited)
ASSETS

Current Assets
Cash	$13,547	$81,135
Accounts receivable, net	443,812	448,923
Due from related parties	56,788	107,710
Medical supplies	92,649	108,399
Prepaid expenses and other current assets	194,956	180,424

Total Current Assets	801,752	926,591

Equipment, net	2,029,150	2,033,536

Construction in progress	11,839,398	11,200,724

Intangible assets, net	99,476	-

TOTAL ASSETS	$14,769,776	$14,160,851

LIABILITIES AND SHAREHOLDERS' DEFICIT

Current Liabilities
Accounts payable and accrued expenses	$453,612	$327,324
Due to related parties	12,616,401	11,762,403
Other payable	600,303	752,637
Current portion of capital lease payable	375,282	349,050

Total Current Liabilities	14,045,598	13,191,414

Capital lease payable	883,094	1,056,415
Contingent liability	1,204,598	1,121,692

Total Liabilities	16,133,290	15,369,521

STOCKHOLDERS' DEFICIT
Preferred stocks; $0.001 par value, 20,000,000 shares authorized and none issued and outstanding	-	-
Common stocks; $0.001 par value, 100,000,000 shares authorized and 15,812,191 shares issued and outstanding as of June 30, 2013 and December 31, 2012 respectively	15,812	15,812
Additional paid in capital	436,923	434,377
Accumulated deficit	(1,913,299)	(1,785,336)
Accumulated other comprehensive income	97,050	126,477

Total Stockholders' Deficit	(1,363,514)	(1,208,670)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$14,769,776	$14,160,851

The accompanying notes are an integral part of these condensed consolidated financial statements.

TONGJI HEALTHCARE GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2013	2012	2013	2012

OPERATING REVENUE
In-patient service revenue	$287,872	$416,307	$537,927	$765,562
Out-patient service revenue	340,114	327,949	575,636	614,185
Total operating revenue	627,986	744,256	1,113,563	1,379,747

OPERATING EXPENSES
Salary and fringes	202,021	179,981	356,788	362,919
Medicine and supplies	274,389	350,317	508,845	678,728
Other operating expenses	63,295	77,152	155,654	123,201
Administrative expenses	21,772	26,606	55,252	69,244
Depreciation and amortization expenses	22,735	109,819	45,919	219,961
Total operating expenses	584,212	743,875	1,122,458	1,454,053

INCOME (LOSS) FROM OPERATIONS	43,774	381	(8,895)	(74,306)

OTHER INCOME (EXPENSE)
Other income	7,234	9,213	14,614	21,316
Interest expense, net	(88,783)	(34,462)	(133,682)	(75,632)
Total Other Expense	(81,549)	(25,249)	(119,068)	(54,316)

LOSS BEFORE INCOME TAXES	(37,775)	(24,868)	(127,963)	(128,622)

Provision for income taxes	-	-	-	-

LOSS	(37,775)	(24,868)	(127,963)	(128,622)

Foreign currency translation gain/(loss)	(27,530)	224	(29,427)	(2,466)

NET COMPREHENSIVE LOSS	$(65,305)	$(24,644)	$(157,390)	$(131,088)

Net loss per common stock-Basic and Diluted	$(0.004)	$(0.002)	$(0.010)	$(0.008)

Weighted average common stock outstanding
Basic and Diluted	15,812,191	15,812,191	15,812,191	15,812,191

The accompanying notes are an integral part of these condensed consolidated financial statements.

TONJI HEALTHCARE GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTH PERIODS ENDED JUNE 30
(UNAUDITED)

	2013	2012
Operating activities:
Net loss	$(127,963)	$(128,622)
Adjustments to reconcile net loss to
Net cash provided by (used in) operating activities:
Depreciation expense	46,746	219,961
Stock option expense	2,546	2,558
Increase/(decrease) in operating assets and liabilities:
Accounts receivable	13,718	(21,527)
Medical supplies	17,682	(14,964)
Prepaid expense and other current assets	(10,909)	(5,010)
Accounts payable and accrued expenses	118,702	117,442
Other payables	(165,310)	197,050
Contingent liability	72,594	(162,974)

Net Cash Provided by (Used in) Operating Activities	(32,194)	203,914

Investing activities:
Acquisitions of fixed assets	(2,364)	(15,641)
Acquisitions of intangible assets	(99,300)	-
Construction in progress	(416,242)	(1,612,985)
Due from related parties	52,485	(339)

Net Cash Used in Investing Activities	(465,421)	(1,628,965)

Financing activities:
Payments of capital lease	(172,706)	(153,766)
Due to related parties	618,561	1,579,464

Net Cash Provided by Financing Activities	445,855	1,425,698

Effects of foreign currency translation	(15,828)	227

Net increase (decrease) in Cash	(67,588)	874

Cash-Beginning of Period	81,135	32,126

Cash-Ending of Period	$13,547	$33,000

Cash Paid During the Year for:
Income taxes	$-	$-
Interest paid	$65,300	$83,895

The accompanying notes are an integral part of these condensed consolidated financial statements.

TONGJI HEALTHCARE GROUP, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2013
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

On December 27, 2006, Tongji Inc. acquired 100% of the equity in NTH pursuant to an Agreement and Plan of Merger, pursuant to which NTH became a wholly owned subsidiary of Tongji. The Company was authorized to issue 50,000,000 shares of common stock, par value $0.001 per share and 20,000,000 shares of preferred stock, par value $0.001 per share. The Company issued 15,652,557 shares of common stock to the stockholders of NTH in exchange for 100% of the issued and outstanding shares of common stock of NTH. Thereafter and for purposes of these consolidated financial statements the "Company" and "NTH" are used to refer to the operations of Nanning Tongji Hospital Co. Ltd. The acquisition of NTH was accounted for as a reverse acquisition under the purchase method of accounting since the stockholders of NTH obtained control of the consolidated entity. Accordingly, the reorganization of the two companies was recorded as a recapitalization of NTH, with NTH being treated as the continuing operating entity.

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
June 30, 2013
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

BASIS OF PRESENTATION AND CONSOLIDATION

These financial statements present the Company’s results of operations, financial position and cash flows on a consolidated basis. The consolidated financial statements include Tongji Healthcare Group, Inc. and its wholly-owned subsidiaries. Intercompany transactions and accounts have been eliminated in consolidation. Our policy is to consolidate all subsidiaries in which a greater than 50% voting interest is owned. The Company operates in one segment in accordance with the accounting guidance FASB ASC topic 280, “Segment Reporting”.

CASH AND CASH EQUIVALENTS

For purposes of the statements of cash flows, the Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents. A substantial amount of the Company’s cash is held in bank accounts in the People’s Republic of China (“PRC” or China) and is not protected by Federal Deposit Insurance Corporation (FDIC) insurance or any other similar insurance. Cash held in China amounted to $13,547as of June 30, 2013. Given the current economic environment and the financial condition of the banking industry, there is a risk that the deposits may not be readily available or covered by such insurance. The Company has had no loss of cash in domestic or foreign banks in past years.

USE OF ESTIMATES

The preparation of these condensed consolidated financial statements in accordance with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported assets and liabilities, disclosure of contingent assets and liabilities as of the date of the consolidated financial statements and the reported amounts of net revenues and expenses during the reporting period. Actual results may differ from those estimates and such differences may be material. The more significant estimates and assumptions by management include, among others, useful lives and residual values of equipment, valuation of medical supplies, accounts receivable, intangible assets, construction in progress, stock based compensation, and allowance for bad debt. The current economic environment has increased the degree of uncertainty inherent in these estimates and assumptions.

TRANSLATION ADJUSTMENT

The Company's functional currency is the Chinese Renminbi (RMB). The reporting currency is that of the US Dollar. Capital accounts of the condensed consolidated financial statements are translated into United States dollars from RMB at their historical exchange rates when the capital transactions occurred. Assets and liabilities are translated at the exchange rates as of the balance sheet date. Income and expenditures are translated at the average exchange rate of the year. The RMB is not freely convertible into foreign currency and all foreign currency exchange transactions must take place through authorized institutions. No representation is made that the RMB amounts could have been, or could be, converted into US dollar at the rates used in translation.

TONGJI HEALTHCARE GROUP, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2013
(UNAUDITED)

NOTE 2- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - continued

The exchange rates used to translate amounts in RMB into USD for the purposes of preparing the financial statements were as follows:

June 30, 2013
Balance sheet	RMB 6.18 to US $1.00
Statement of operations and other comprehensive loss	RMB 6.24 to US $1.00

December 31, 2012
Balance sheet	RMB 6.30 to US $1.00
Statement of operations and other comprehensive loss	RMB 6.30 to US $1.00

June 30, 2012
Statement of operations and other comprehensive loss	RMB 6.31 to US $1.00

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
June 30, 2013
(UNAUDITED)

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

The Company has estimated a bad debt allowance of approximately $43,000 as of June 30, 2013 and December 31, 2012.

FAIR VALUE OF FINANCIAL INSTRUMENTS

The Company applies the provisions of FASB ASC Topic 825, which requires all entities to disclose the fair value of financial instruments, both assets and liabilities recognized and not recognized on the balance sheet, for which it is practicable to estimate fair value, and defines fair value of a financial instrument as the amount at which the instrument could be exchanged in a current transaction between willing parties. As of June 30, 2013 and December 31, 2012 the fair value of cash, accounts receivable, accounts payable and accrued expenses, capital lease payable and other payables approximated the carrying value due to the short maturity of the instruments, quoted market prices or interest rates which fluctuate with market rates except for related party debt or receivables for which it is not practicable to estimate fair value.

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
June 30, 2013
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

MEDICAL SUPPLIES

Medical supplies include both western and traditional Chinese medicine, are valued on the lower of weighted average cost or market basis. Inventory includes product cost and inbound freight. Management compares the cost of medical supplies with the market value and allowance is made for writing down their inventories to market value, if such value is lower.

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
June 30, 2013
(UNAUDITED)

NOTE 2- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - continued

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

The Company tests long-lived assets for recoverability at least annually or more frequently upon the occurrence of an event or when circumstances indicate that the net carrying amount is greater than its fair value. Assets are grouped and evaluated at the lowest level for their identifiable cash flows that are largely independent of the cash flows of other groups of assets. The Company considers historical performance and future estimated results in its evaluation of potential impairment and then compares the carrying amount of the asset to the future estimated cash flows expected to result from the use of the asset. If the carrying amount of the asset exceeds estimated expected undiscounted future cash flows, the Company measures the amount of impairment by comparing the carrying amount of the asset to its fair value. The estimation of fair value is generally measured by discounting expected future cash flows at the rate the Company utilizes to evaluate potential investments. The Company estimates fair value based on the information available in making whatever estimates, judgments and projections are considered necessary. There was no impairment of long-lived assets and intangibles for the periods ended June 30, 2013 and 2012.

BASIC AND DILUTED EARNINGS PER SHARE

Earnings per share (EPS) is calculated in accordance with the FASB ASC Topic 260, “Earnings Per Share.” Basic net income (loss) per share is based upon the weighted average number of common shares outstanding. Diluted net income (loss) per share is based on the assumption that all dilutive convertible shares and stock options were converted or exercised. Dilution is computed by applying the treasury stock method. Under this method, options and warrants are assumed to be exercised at the beginning of the period (or at the time of issuance, if later), and as if funds obtained thereby were used to purchase common stock at the average market price during the period. Potentially dilutive securities to purchase 100,000 shares of common stock were not included in the calculation of the diluted earnings per share as their effect would be anti-dilutive for the period ended June 30, 2013. During the six months period ended June 30, 2013, the average market price of the common stock during the year was less than the exercise price of the stock options and the Company was in a loss position. Accordingly, the stock options were anti-dilutive and have not been included in the calculation of diluted earnings per share.

TONGJI HEALTHCARE GROUP, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2013
(UNAUDITED)

NOTE 2- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - continued

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
June 30, 2013
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

Stock-based compensation costs that have been included in operating expenses amounted to $2,546 and $2,558, for the six month periods ended June 30, 2013 and 2012, respectively.

COMPREHENSIVE INCOME

The Company reports comprehensive income in accordance with FASB ASC Topic 220 “Comprehensive Income," which established standards for reporting and displaying comprehensive income and its components in a financial statement that is displayed with the same prominence as other financial statements.

Total comprehensive income is defined as all changes in stockholders' equity during a period, other than those resulting from investments by and distributions to stockholders (i.e., issuance of equity securities and dividends). Generally, for the Company, total comprehensive income (loss) equals net income (loss) plus or minus adjustments for currency translation. Total comprehensive income (loss) represents the activity for a period net of related tax and was a loss of $(65,305) and $(24,644) for the three months periods ended June 30, 2013 and 2012, respectively. Total comprehensive income (loss) represents the activity for a period net of related tax and was a loss of $(157,390) and $(131,088) for the six months periods ended June 30, 2013 and 2012, respectively.

While total comprehensive income is the activity in a period and is largely driven by net earnings in that period, accumulated other comprehensive income or loss (“AOCI”) represents the cumulative balance of other comprehensive income as of the balance sheet date. For the Company, AOCI is primarily the cumulative balance related to the currency adjustments and increased overall equity by $97,050and $126,477 as of June 30, 2013 and December 31, 2012, respectively.

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
June 30, 2013
(UNAUDITED)

NOTE 2- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - continued

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

In February 2013, the FASB issued ASU 2013-02, “Comprehensive Income (Topic 220): Reporting of Amounts Reclassified out of Accumulated Other Comprehensive Income.” ASU 2013-02 requires an entity to report the effect of significant reclassifications out of accumulated other comprehensive income on the respective line items in net income if the amount being reclassified is required to be reclassified in its entirety to net income. For other amounts that are not required to be reclassified in their entirety to net income in the same reporting period, an entity is required to cross-reference other disclosures that provide additional detail about those amounts. The amendments do not change the current requirements for reporting net income or other comprehensive income in financial statements. For public entities, the amendments are effective prospectively for annual reporting periods beginning after December 15, 2012, with early adoption permitted. The Company does not anticipate that the adoption of this standard will have a material effect on the Company’s unaudited condensed consolidated financial statements.

Other recently issued accounting pronouncements did not, or are not believed by management to, have a material effect on the Company’s present or future consolidated financial statements.

GOING CONCERN

The accompanying condensed consolidated financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern. However, the Company has negative working capital of $13,243,846, an accumulated deficit of $1,913,299, and a stockholders’ deficit of $1,363,514as of June 30, 2013. The Company’s ability to continue as a going concern ultimately is dependent on the management’s ability to obtain equity or debt financing, attain further operating efficiencies, and achieve profitable operations. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might be necessary should the Company not be able to continue as a going concern.

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

NOTE 3- EQUIPMENT

Equipment as of June 30, 2013 and December 31, 2012 comprised the following:

	Estimated Useful Lives (Years)	June 30, 2013	December 31, 2012
Office equipment	5-10	$87,156	$85,491
Medical equipment	5	3,166,959	3,104,102
Fixtures	10	114,635	112,445
Vehicles	5	45,050	44,190
Total equipment		3,413,800	3,346,228

Less accumulated depreciation		(1,384,650)	(1,312,692)

Equipment, net		$2,029,150	$2,033,536

TONGJI HEALTHCARE GROUP, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2013
(UNAUDITED)

NOTE 3- EQUIPMENT - continued

The Company purchased and started depreciating certain medical equipments at the beginning of 2012. Those equipments are to be placed in service upon receiving usage approval from the Chinese government and hiring qualified personnel. As of June 30, 2013, the Company still has not received the approval. On September 30, 2012, the company adjusted depreciation expenses and stopped depreciating on those medical equipments. The Company has been working with Nanning Municipal Health Bureau to obtain the approval to place the equipments in service and making great efforts to recruit qualified personnel. The Company expects to be able to place the assets in service in December 2013. If the Company is unsuccessful in being able to place the assets in service we will assess the need to record an impairment charge for the assets.  Therefore, depreciation expense charged to operations was $22,735 and $109,819 for the three month periods ended June 30, 2013 and 2012, respectively. Depreciation expense charged to operations was $45,919 and $219,961 for the six month periods ended June 30, 2013 and 2012, respectively.

NOTE 4- CONSTRUCTION IN PROGRESS

The Company is constructing a new hospital building on leased land. Costs capitalized primarily consists of payments for construction costs, acquisition cost, land rights cost, development expenditure, professional fees, and capitalized interest. The Company is required to make payments for construction costs of approximately $7,587,300 and any excess construction cost payments incurred during the construction phase. As of June 30, 2013, the Company had paid approximately $11,839,000 for the construction of the hospital building. In addition to what it had paid for the hospital construction, the Company estimates the additional costs to complete the project to be $1,700,000. The land lease term will start upon completion of the new hospital building. The new hospital building is expected to be completed by the middle of 2014.

The Company will amortize the cost of the hospital building over the life of the land lease of twenty years. Capitalized interest was approximately $290,000 as of June 30, 2013.

NOTE 5- CONTINGENCIES

On August 3, 2011, Guangxi Jingjian Real Estate Development Company (“Jingjian”) filed a civil suit against Nanning Tongji Hospital, Inc. (“Nanning Tongji”), a subsidiary of the Company, in the People’s Court in Qingxiu District, Nanning City, People’s Republic of China (“People’s Court”). In its complaint, Jingjian asserts a breach of contract claim against Nanning Tongji, alleging that Nanning Tongji has failed to make timely and total payment of the project transfer fee under certain Business Building Project Agreement between Nanning Tongji and Jingjian. Jingjian seeks a total of RMB 3,162,500 (approximately $498,000) in the complaint, including payment of the remaining RMB 800,000 (approximately $126,000) project transfer fee and liquidated damages of RMB 2,362,500 (approximately $372,000) for late payment of such fee. On February 1, 2012, the People’s Court ruled that Nanning Tongji shall pay approximately $176,000 to Jingjian, including the remaining project transfer fee and a late fee of such payment. On August 14, 2012, Jingjian appealed the decision to the Intermediate People’s Court in Nanning City, People’s Republic of China (“Intermediate Court”), disputing the calculation of the damages of the People’s Court. On September 9, 2012, the Intermediate Court affirmed the decision of the People’s Court. On March 1, 2013, Nanning Tongji borrowed fund from a related party and paid RMB 1,096,922 (approximately $174,000) to Jianjian pursuant to the final judgment.

In September 2009, Guangxi Nanning Tingyouyuxiang Commercial Co., Ltd. (“Tingyouyuxiang”) filed a civil suit against NTH in the People’s Court in Qingxiu District, Nanning City, People’s Republic of China (“People’s Court”). In the complaint, Tingyouyuxiang asserted a breach of contract claim against NTH, alleging that NTH had failed to make timely and total payment of RMB 5,050,000 (approximately $800,000) under certain Supplement Agreement by and among NTH, Tingyouyuxiang and Langdong 8th Group. On December 30, 2009, the People’s Court ruled that NTH shall pay to Tingyouyuxiang damages of RMB 5,050,000 (approximately $800,000) plus interest and the court hearing fee of approximately $320,000. On March 9, 2012, NTH appealed to the Intermediate People’s Court in Nanning City, People’s Republic of China (“Intermediate Court”), alleging, among other things, that NTH was never served. On June 6, 2012, the Intermediate Court remanded the case to the People’s Court. On June 20, 2013, the People’s Court dismissed the action. As of the date of this Report, Tingyouyuxiang has not appealed the dismissal. The Company had accrued approximately $1,140,000 as of June 30, 2013.

TONGJI HEALTHCARE GROUP, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2013
(UNAUDITED)

NOTE 6- MAJOR SUPPLIERS AND CUSTOMERS

The Company had two major suppliers for the six month period ended June 30, 2013 and one major supplier for the six month period ending June 30, 2012: Guangxi East Dragon Century Pharmaceutical Co., Ltd.; and Guangxi Tongji Medicine Co. Ltd., a related party with common major stockholders. Medicine purchased from Guangxi East Dragon Century Pharmaceutical Co., Ltd. accounted for 20% and 11% of all medicine purchases for six month period ended June 30, 2013 and 2012. Medicine purchased from Guangxi Tongji Medicine Co. Ltd. accounted for 18% and 71% of all medicine purchases for six month period ended June 30, 2013 and 2012. Total amount due to Guangxi East Dragon Century Pharmaceutical Co., Ltd. and Guangxi Tongji Medicine Co. Ltd. at June 30, 2013 and 2012 were approximately $1,140,000 and $974,000 respectively.

The Company had one major customer for the six month period ended June 30, 2013 and 2012: Nanning Social Insurance Center. Nanning Social Insurance Center accounted for 18% and 22% of revenue for the six month periods ended June 30, 2013 and 2012.As of June 30, 2013 and 2012, accounts receivable due from Nanning Social Insurance Center was approximately $450,000, and $504,000 respectively.

NOTE 7- CAPITAL LEASE OBLIGATIONS

Sale and Lease Back

On March 25, 2011, the Company completed a financing arrangement with an independent third party to sell and leaseback certain machinery and equipment. The net carrying value of the machinery and equipment sold was $262,683. The machinery and equipment was sold for $371,517, of which $334,365 was received in cash and $37,152 was held as refundable deposit. The transaction has been accounted for as a financing arrangement, wherein the property remains on the Company’s books and will continue to be depreciated. A financing obligation in the amount of $371,517, representing the proceeds, has been recorded under “Capital Lease Payable” in the Company’s Balance Sheet, and is being reduced based on payments under the lease. Capital lease payable was approximately $249,000 as of June 30, 2013. The lease does not contain an option to renew. There is also no contingent rent or concessions, or any leasehold improvement incentives.

The lease has a term of 5 years and requires minimum annual rental payments including principal and interest as follows:

Year Ending December 31	Amount
2013	$50,692
2014	101,385
2015	101,385
2016	33,795
Total minimum lease payments	287,257
Less: interest payments	38,658
PV of minimum capital lease payments	248,599
Less: current obligations under capital lease	79,140
Long term capital lease obligation	$169,459

In October 2011, the Company entered into an agreement to lease certain machinery and equipment that are classified as capital leases. The cost of equipment under capital leases of approximately $1,450,000 is included in the Balance Sheet equipment at June 30, 2013. Accumulated depreciation of the leased equipment at June 30, 2013 was approximately $370,000. Depreciation of assets under capital leases is included in depreciation expense. Capital lease payable was $1,175,856 as of June 30, 2013.

TONGJI HEALTHCARE GROUP, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2013
(UNAUDITED)

NOTE 7- CAPITAL LEASE OBLIGATIONS - continued

The lease has a term of 5 years and requires minimum annual rental payments including principal and interest as follows:

Year Ending December 31	Amount
2013	$188,282
2014	382,287
2015	382,287
2016	223,001
Total minimum lease payments	1,175,856
Less: interest payments	166,078
PV of minimum capital lease payments	1,009,778
Less: current obligations under capital lease	296,143
Long term capital lease obligation	713,635

NOTE 8- OTHER PAYABLES

Other payables as of June 30, 2013 and December 31, 2012 consist of the following:

	June 30, 2013	December 31, 2012
Advance from customers	$3,439	$(4,778)
Welfare payable	37,077	47,310
Capital lease deposits paid by third party	351,846	354,409
Lawsuit settlement payable	-	177,024
Other payables	207,941	178,672
Total	$600,303	$752,637

NOTE 9- STOCKHOLDERS' EQUITY

Preferred Stock

As of June 30, 2013 and December 31, 2012, the Company has 20,000,000 shares of preferred stock authorized with a par value of $0.001. There are no shares issued and outstanding as of June 30, 2013.

Common Stock

As of June 30, 2013 and December 31, 2012, the Company has 100,000,000 shares of common stock authorized with a par value of $0.001.

TONGJI HEALTHCARE GROUP, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2013
(UNAUDITED)

NOTE 9- STOCKHOLDERS' EQUITY - continued

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

As of June 30, 2013, the Company had accumulated deficits of $1,913,299. Therefore, the Company did not appropriate a reserve for the statutory surplus reserve for the six months period ended June 30, 2013.

NOTE 10- RELATED PARTY TRANSACTIONS AND COMMITMENTS

Due from/to Related Parties

The Company has entered into agreements with Nanning Tongji Chain Pharmacy Co. Ltd., Guangxi Tongji Medicine Co. Ltd., and Nanning Switch Factory whereby the Company from time to time will advance amounts to assist them in their operations. The three companies have common major stockholders. The advanced amounts accrue interest at a rate of 1.5% per annum. The amount receivable as of June 30, 2013 and December 31, 2012 was $56,788 and $107,710, respectively. Interest income for the three month periods ended June 30, 2013 and 2012 was approximately $167 and $285, respectively. Interest income for the six month periods ended June 30, 2013 and 2012 was approximately $332 and $450, respectively.

The Company has entered into an agreement with the Chairman and a stockholder of the Company, Nanning Tongji Chain Pharmacy Co. Ltd., Guangxi Tongji Medicine Co. Ltd., and Nanning Tongji Electric Coating Factory, whereby the Company from time to time will be advanced amounts to assist them in their operations. The advanced amounts accrue interest at a rate of 1.5% per annum. As of June 30, 2013 and December 31, 2012, $12,616,401 and $11,762,403 were payable to these related parties respectively. Interest expense for the three month periods ended June 30, 2013 and 2012 was $37,980 and $41,637 respectively. Interest expense for the six month periods ended June 30, 2013 and 2012 was $74,679 and $76,082 respectively.

Rental Commitments

The Company entered into a lease agreement for their hospital with Guangxi Tongji Medicine Co. Ltd that expires December 2014. The monthly lease payment is approximately $2,500. The Company also in the process of cooperating with Guangxi Construction Engineering Corporation Langdong 8th Group in building a new 600-bed hospital in Nanning, China. It expects the new hospital to be completed by the middle of 2014. The hospital is being constructed by Guangxi Construction Engineering Corporation Langdong 8th Group and, when completed, the land will be leased by the Company for a twenty-year term. The annual lease payments will gradually increase each year. Based on the exchange rate at June 30, 2013, minimum future lease payments are as follows:

	Related Party	Non-Related Party	Total
1-5 years	$47,875	$2,309,609	$2,357,484
6-10 years	-	2,952,740	2,952,740
11-15 years	-	3,357,225	3,357,225
16-20 years	-	3,664,633	3,664,633
Total	$47,875	$12,284,207	$12,332,082

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

Overview

Tongji Healthcare Group, Inc. (the “Company”) was incorporated in Nevada on December 19, 2006. On December 27, 2006, the Company, through its wholly-owned subsidiary, Tongji, Inc., a Colorado company, acquired 100% of the equity in Nanning Tongji Hospital, Inc. ("NTH" or “Tongji Hospital”) pursuant to an Agreement and Plan of Merger.Unless otherwise provided, all references to “the Company”, “us”, “we” refer to Tongji Healthcare Group, Inc. and its subsidiaries, Tongji, Inc. and NTH. We issued 15,652,557 shares of common stock to the shareholders of NTH in exchange for 100% of the issued and outstanding shares of NTH. Accordingly, NTH became a wholly owned subsidiary of Tongji, Inc. We have been in the business of operating hospitals and providing healthcare services in Nanning, Guangxi province of the PRC.

The acquisition of NTH was accounted for as a reverse acquisition under the purchase method of accounting since the shareholders of NTH obtained control of the consolidated entity. Accordingly, the reorganization of the two companies was recorded as a recapitalization of NTH. We treated NTH as the continuing operating entity.

NTH was established in Nanning city, Guangxi province of the Peoples’ Republic of China ("PRC") by Guangxi Tongji Medical Co. Ltd. and an individual on October 30, 2003.

NTH is a designated hospital for medical insurance in both Nanning city and Guangxi province. NTH specializes in the areas of internal medicine, surgery, gynecology, pediatrics, emergency medicine, ophthalmology, medical cosmetology, rehabilitation, dermatology, otolaryngology, traditional Chinese medicine, medical imaging, anesthesia, acupuncture, physical therapy, health examination, and prevention.

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

We had two major suppliers for the six month period ended June 30, 2013 and one major supplier for the six month period ending June 30, 2012: Guangxi East Dragon Century Pharmaceutical Co., Ltd.and Guangxi Tongji Medicine Co. Ltd., a related party with common major stockholders. Medicine purchased from Guangxi East Dragon Century Pharmaceutical Co., Ltd. accounted for 20% and 11% of all medicine purchases for six month period ended June 30, 2013 and 2012. Medicine purchased from Guangxi Tongji Medicine Co. Ltd. accounted for 18% and 71% of all medicine purchases for six month period ended June 30, 2013 and 2012.

We had one major customer for the six month period ended June 30, 2013 and 2012: Nanning Social Insurance Center. Nanning Social Insurance Center accounted for 18% and 22% of revenue for the six month periods ended June 30, 2013 and 2012.

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

For financial reporting purposes, hospitals in the United States record revenues based upon established billing rates less adjustment for contractual allowances. Revenues are recorded based upon the amounts due from the patients and third-party payers; including federal and state (under the Medicare and Medicaid programs) managed care health plans, health insurance companies, and employers. Estimates of contractual allowances under third-party payer arrangements are based upon the payment terms specified in the related contractual agreements. Third-party payer contractual payment terms are generally based upon predetermined rates per diagnosis, per diem rates, or discounted fee-for-service rates.

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

Results of Operation - Three months ended June 30, 2013 and 2012

Material changes of items in our Statement of Operations for the three months ended June 30, 2013, as compared to the three months ended June 30, 2012, are discussed below.

Operating Revenue – Operating revenue for the three month period ended June 30, 2013, which resulted primarily from in-patient service revenue and out-patient revenue, was $627,986, a decrease of $116,270 or 16%, as compared with the operating revenue of $744,256 for the same period of 2012. Our out-patient service revenue was $340,114 for the three month period ended June 30, 2013, as compared to $327,949 for the same period in 2012, an increase of $12,165. The out-patient service revenue remained fairly flat with a slight increase of 4%.  Our in-patient service revenue was $287,872 for the three month period ended June 30, 2013 as compared to $416,307, a decrease of $128,435 or 31% as compared to the same period in 2012. The decrease in the in-patient service revenue was primarily due to a change in the Municipal Health Insurance regulations. Starting at the end of 2012, Municipal Health Insurance requires that the hospitals stop waiving co-insurance payments from patients. This has discouraged patients from using our in-patient services and greatly impacted the admission headcount in the in-patient service sector.

Operating Expenses – Operating expenses were $584,212 for the three month period ended June 30, 2013, a decrease of $159,663 or 21% as compared to $743,875 for the same period of 2012. The decrease was primarily due to a decrease of approximately of $76,000 in medicine and supplies sales resulting from the decrease of in-patient services and a decrease of approximately of $87,000 in depreciation expenses, offset by an increase of approximately $3,349 in other operating expense.

Income from Operations - Operating income was $43,774 for the three month period ended June 30, 2013, an increase of $43,393 as compared to an operating income of $381 for the same period of 2012. The primary reasons for the increase are the aforementioned changes in operating revenue and operating expenses.

Interest Expense – Interest expense for the three-month period ended June 30, 2013 was $88,783 as compared to $34,462 for the three-month period ended March 31, 2012, an increase of $54,321 or 158%. The increase was primarily due to the increase in related party loan and contingent liability.

Net Loss - As a result of the forgoing, the Company had a net loss of $37,775 during the quarter ended June 30, 2013, compared to a net loss of $24,868 for the comparative period in 2012, an increase of $44,267.

Results of Operation - Six months ended June 30, 2013

Material changes of items in our Statement of Operations for the six months ended June 30, 2013, as compared to the six months ended June 30, 2012, are discussed below.

Operating Revenue – Operating revenue for the six month period ended June 30, 2013, which resulted primarily from in-patient service revenue and out-patient revenue, was $1,113,565, a decrease of $266,184 or 19%, as compared with the operating revenue of $1,379,747 for the same period of 2012. Our out-patient service revenue was $575,636 for the six month period ended June 30, 2013, as compared to $614,185 for the same period in 2012, a decrease of $38,549 or 6%. The decrease was primarily the result of a decrease in average daily out-patient service revenue per patient. Our in-patient service revenue was $537,927 for the six month period ended June 30, 2013 as compared to $765,562, a decrease of $227,635 or 30% as compared to the same period in 2012. The decrease in the in-patient service revenue was primarily due to a change in the Municipal Health Insurance regulations. Starting at the end of 2012, Municipal Health Insurance requires that the hospitals stop waiving co-insurance payments from patients. This has discouraged patients from using our in-patient services and greatly impacted the admission headcount in the in-patient service sector.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations - continued

Operating Expenses – Operating expenses were $1,122,458 for the six month period ended June 30, 2013, a decrease of $331,595 or 23% as compared to $1,454,053 for the same period of 2012. The decrease was primarily due to a decrease of approximately of $169,883 in medicine and supplies sales resulting from the decrease of in-patient services and a decrease of approximately of $174,042 in depreciation expenses, offset by an increase of approximately $12,330 in other operating expense.

Loss from Operations - Operating loss was $8,895 for the six month period ended June 30, 2013, a decrease of $65,411 as compared to an operating loss of $74,306 for the same period of 2012. The primary reasons for the increase are the aforementioned changes in operating revenue and operating expenses.

Interest Expense – Interest expense for the six month period ended June 30, 2013 was $133,682 as compared to $75,632 for the three-month period ended March 31, 2012, an increase of $58,050 or 77%. The increase was primarily due to the increase in related party loan and contingent liability.

Net Loss - As a result of the forgoing, the Company had a net loss of $127,963 during the quarter ended June 30, 2013, compared to a net loss of $128,622 for the comparative period in 2012, a decrease of $659 or 1%.

Trends, Events and Uncertainties

The China Ministry of Health, as well as other related agencies, has proposed changes to the price limit we can charge for medical services, drugs and medications. We cannot predict the impact of these proposed changes since the changes are not fully defined and we do not know whether those proposed changes will be implemented or when they may take effect.

We are in the process of building a new 600-bed hospital building in Nanning city on leased land. We expect the new hospital building to be completed by the middle of 2014. The hospital building is being constructed by Guangxi Construction Engineering Corporation Langdong 8th Group (“Langdong 8th Group”). The lease payments for the land will start after the construction is completed. Annual lease payments for the land will increase every year. Our agreement with Langdong 8th Group obligates us to pay approximately $7,870,000 for construction related costs. In addition, we are responsible for any additional costs necessary to complete the project. As of June 30, 2013, we had paid approximately $11,839,000 for the construction of the hospital. We borrowed most of the funds from our related company Guangxi Tongji Medicine Co., Ltd. In addition to what we had paid for the hospital building construction, we estimate the additional costs to complete the project to be $1,700,000. We will continue to operate in our existing hospital buildings after the completion of the new hospital building.

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

The following shows our material sources and (uses) of cash during the six month periods ended June 30, 2013 and 2012:

	2013	2012

Cash provided by (used in) operating activities	$(32,194)	$203,914

Cash (used in) investing activities	$(465,421)	$(1,628,965)

Cash provided by financing activities	$445,855	$1,425,698

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations - continued

The Company carefully monitors and controls the amount of cash used to fund operating activities. However, substantial funds are required to fund the construction costs on the new hospital building and a lawsuit settlement (see Note 5 to the Financial Statements accompanying this Report). Financing of operations has come primarily from advances from related parties. We are dependent on related parties to provide working capital and pay our management team until such time as our operations are profitable. There can be no assurances that related parties will continue to provide additional capital. Without additional capital, we may be forced to cease operations and liquidate.

Operating Activities

Net cash used in operating activities primarily consists of net loss, as adjusted by depreciation, stock option, and changes in operating assets and liabilities such as accounts receivable, medical supplies, capital lease deposits, prepaid expense and other current assets, accounts payables and accrued liabilities , and other payables.

Net cash used in operating activities was $32,194 for the six months ended June 30, 2013, an increase of $236,108 or 116%, as compared with the net cash provided by operating activities of $203,914 for the same period in 2012. The increase in net cash used in operating activities was primarily due to the decrease in depreciation expense of approximately $173,000 for the six month period ended June 30, 2013.

Investing Activities

Net cash used in investing activities primarily consists of acquisition of equipment and purchases of construction in progress.

Net cash used in investing activities was $465,421for the six months ended June 30, 2013, a decrease of $1,163,544or 71%, as compared with the net cash used in investing activities of $1,628,965 for the same period in 2012. The decrease in net cash used in investing activities was primarily due to a decrease of approximately $1,197,000 in construction in progress because the construction of the new hospital building is close to the final stage.

Financing Activities

Net cash provided by financing activities primarily consists of proceeds from related party loans.

Net cash provided by financing activities was $445,855 for the six months ended June 30, 2013, a decrease of $979,843 or 69%, as compared with the net cash provided by financing activities of $1,425,698 for the same period in 2012. The decrease was primarily attributable to less funding needs because the construction of the new hospital building is close to the final stage.

Working Capital

Working capital is current liabilities deducted from current assets.

Our working capital was negative $13,243,846 for the six months ended June 30, 2013, as compared with negative $12,264,823 for the year ended December 31, 2012, which is primarily attributable to additional financial assistance of approximately $854,000 from related parties to fund the construction of the new hospital and the lawsuit settlement.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations - continued

Rental Commitments

The Company has entered into a lease agreement for its hospital building with Guangxi Tongji Medicine Co. Ltd that expires in December 2014. The monthly lease payment is approximately $2,500. The Company is also in the process of cooperating with Langdong 8th Group in building a new 600-bed hospital building in Nanning, China. Management expects the new hospital building to be completed by the middle of 2014. The hospital building is being constructed by Langdong 8th Group and the land will be leased by the Company for a twenty-year term starting from the date the building is completed. The annual lease payments for the land will gradually increase each year. Based on the exchange rate at June 30, 2013, minimum future lease payments for the land are as follows:

	Related Party	Non-Related Party	Total
1-5 years	$47,875	$2,309,609	$2,357,484
6-10 years	-	2,952,740	2,952,740
11-15 years	-	3,357,225	3,357,225
16-20 years	-	3,664,633	3,664,633
Total	$47,875	$12,284,207	$12,332,082

Going Concern

The accompanying consolidated financial statements have been prepared in conformity with US GAAP, which contemplate continuation of the Company as a going concern. However, the Company has negative working capital of $13,243,846, an accumulated deficit of $1,913,299, and a stockholders’ deficit of $1,363,514 as of June 30, 2013. The Company’s ability to continue as a going concern ultimately is dependent on the management’s ability to obtain equity or debt financing, attain further operating efficiencies, and achieve profitable operations. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might be necessary should the Company not be able to continue as a going concern.

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

As of June 30, 2013, our management, under the supervision of and with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as required by Rules 13a-15(b) and 15d-15(b) under the Exchange Act. Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of June 30, 2013 as a result of the material weaknesses identified in our internal control over financial reporting. These material weaknesses are discussed in “Management’s Report on Internal Control over Financial Reporting” below. Our management considers our internal control over financial reporting to be an integral part of our disclosure controls and procedures.

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

As of June 30, 2013, our management, under the supervision of and with the participation of the Chief Executive Officer and the Chief Financial Officer, evaluated the effectiveness of our internal control over financial reporting as required by Rules 13a-15(c) and 15d-15(c) under the Exchange Act. In making this assessment, Management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control – Integrated Framework , including the following five framework components: i) control environment, ii) risk assessment, iii) control activities, iv) information and communications, and v) monitoring.

Our management evaluated the design and operating effectiveness of our internal control over financial reporting as part of this assessment, using its knowledge and understanding of our organization, operations, and processes, to determine, in its judgment, the sources and potential likelihood of misstatements in financial reporting. Based on this assessment, our management, including the Chief Executive Officer and Chief Financial Officer, has concluded that our internal control over financial reporting was not effective as of June 30, 2013.

Item 4. Controls and Procedures - continued

Specifically, our management identified certain matters involving internal control and our operations that it considered to be material weaknesses. As defined in the Exchange Act, a material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the registrant's annual or interim financial statements will not be prevented or detected on a timely basis. The material weaknesses identified by our management as of June 30, 2013, are described below:

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

Item 4. Controls and Procedures - continued

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

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

On August 3, 2011, Guangxi Jingjian Real Estate Development Company (“Jingjian”) filed a civil suit against Nanning Tongji Hospital, Inc. (“Nanning Tongji”), a subsidiary of the Company, in the People’s Court in Qingxiu District, Nanning City, People’s Republic of China (“People’s Court”). In its complaint, Jingjian asserts a breach of contract claim against Nanning Tongji, alleging that Nanning Tongji has failed to make timely and total payment of the project transfer fee under certain Business Building Project Agreement between Nanning Tongji and Jingjian. Jingjian seeks a total of RMB 3,162,500 (approximately $498,000) in the complaint, including payment of the remaining RMB 800,000 (approximately $126,000) project transfer fee and liquidated damages of RMB 2,362,500 (approximately $372,000) for late payment of such fee. On February 1, 2012, the People’s Court ruled that Nanning Tongji shall pay approximately $176,000 to Jingjian, including the remaining project transfer fee and a late fee of such payment. On August 14, 2012, Jingjian appealed the decision to the Intermediate People’s Court in Nanning City, People’s Republic of China (“Intermediate Court”), disputing the calculation of the damages of the People’s Court. On September 9, 2012, the Intermediate Court affirmed the decision of the People’s Court. On March 1, 2013, Nanning Tongji borrowed fund from a related party and paid RMB 1,096,922 (approximately $174,000) to Jianjing pursuant to the final judgment.

In September 2009, Guangxi Nanning Tingyouyuxiang Commercial Co., Ltd. (“Tingyouyuxiang”) filed a civil suit against NTH in the People’s Courtin Qingxiu District, Nanning City, People’s Republic of China (“People’s Court”). In the complaint, Tingyouyuxiang asserted a breach of contract claim against NTH, alleging that NTH had failed to make timely and total payment of RMB 5,050,000 (approximately $800,000) under certain Supplement Agreement by and among NTH, Tingyouyuxiang and Langdong 8th Group. On December 30, 2009, the People’s Court ruled that NTH shall pay to Tingyouyuxiang damages of RMB 5,050,000 (approximately $800,000) plus interest and the court hearing fee of approximately $320,000. On March 9, 2012, NTH appealed to the Intermediate People’s Court in Nanning City, People’s Republic of China (“Intermediate Court”), alleging, among other things, that NTH was never served. On June 6, 2012, the Intermediate Court remanded the case to the People’s Court. On June 20, 2013, the People’s Court dismissed the action. As of the date of this Report, Tingyouyuxiang has not appealedthe dismissal.

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
(3) Attached as Exhibits 101 to this report are the following financial statements from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2013 formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Income and Comprehensive Income, (iii) the Condensed Consolidated Statements of Cash Flows, and (iv) related notes to these financial statements tagged as blocks of text. The XBRL-related information in Exhibits 101 to this Quarterly Report on Form 10-Q shall not be deemed “filed” or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, and is not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liabilities of those sections.

SIGNATURES

Pursuant to the requirements of the securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TONGJI HEALTHCARE GROUP, INC.

Date: August 14, 2013	By:	/s/ Yunhui Yu
Yunhui Yu President and Chief Executive Officer (Principal Executive Officer)

Date: August 14, 2013	By:	/s/ Eric Zhang
Eric Zhang Chief Financial Officer (Principal Financial Officer)