Form 10-Q
period 2013-09-30
Tongji Healthcare Group, Inc.
filed 2013-11-14
CIK 1389518

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013

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

Indicate the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:

As of November 13, 2013, there are 15,812,191 shares of $0.001 par value common stock issued and outstanding.

FORM 10-Q

TONGJI HEALTHCARE GROUP, INC.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

The unaudited condensed consolidated financial statements of registrant as of September 30, 2013 and December 31, 2012 and for the three and nine months ended September 30, 2013 and 2012 follow. The condensed consolidated financial statements reflect all adjustments which are, in the opinion of management, necessary for a fair presentation of the results for the interim periods presented. All such adjustments are of a normal and recurring nature.

TONGJI HEALTHCARE GROUP, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	9/30/2013	12/31/2012
	(Unaudited)
ASSETS

Current Assets
Cash	$8,533	$81,135
Accounts receivable, net	383,778	448,923
Due from related parties	57,520	107,710
Medical supplies	108,372	108,399
Prepaid expenses and other current assets	11,004	9,710

Total Current Assets	569,207	755,877

Equipment, net	2,043,777	2,033,536

Construction in progress	12,736,923	11,200,724

Deposit	187,990	182,619

Intangible assets, net	94,553	-

TOTAL ASSETS	$15,632,450	$14,172,756

LIABILITIES AND SHAREHOLDERS' DEFICIT

Current Liabilities
Accounts payable and accrued expenses	$500,866	$327,324
Due to related parties	13,536,007	11,762,403
Other payable	616,938	764,542
Current portion of capital lease payable	388,281	349,050

Total Current Liabilities	15,042,092	13,203,319

Capital lease payable	791,233	1,056,415

Total Liabilities	15,833,325	14,259,734

Contingencies	1,253,905	1,121,692

STOCKHOLDERS' DEFICIT
Preferred stocks; $0.001 par value, 20,000,000 shares authorized and none issued and outstanding	-	-
Common stocks; $0.001 par value, 50,000,000 shares authorized and 15,812,191 shares issued and outstanding as of September 30, 2013 and December 31, 2012 respectively	15,812	15,812
Additional paid in capital	438,216	434,377
Accumulated deficit	(1,997,919)	(1,785,336)
Accumulated other comprehensive income	89,111	126,477

Total Stockholders' Deficit	(1,454,780)	(1,208,670)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$15,632,450	$14,172,756

The accompanying notes are an integral part of these condensed consolidated financial statements.

TONGJI HEALTHCARE GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2013	2012	2013	2012

OPERATING REVENUE
In-patient service revenue	$269,061	$423,991	$806,988	$1,189,553
Out-patient service revenue	338,177	276,219	913,813	890,404
Total operating revenue	607,238	700,210	1,720,801	2,079,957

OPERATING EXPENSES
Administrative expenses	53,145	24,010	108,397	93,254
Depreciation and amortization expenses	30,692	(80,323)	76,611	139,638
Contingency loss	25,500	1,120,376	83,955	1,120,376
Medicine and supplies	266,512	331,343	775,357	1,010,071
Other operating expenses	122,872	62,458	278,526	185,659
Salary and fringes	184,425	180,387	541,213	543,306
Total operating expenses	683,146	1,638,251	1,864,059	3,092,304

LOSS FROM OPERATIONS	(75,908)	(938,041)	(143,258)	(1,012,347)

OTHER INCOME (EXPENSE)
Other income	4,333	6,028	18,947	27,344
Interest expense, net	(13,045)	(51,027)	(88,272)	(126,659)
Total Other Expense	(8,712)	(44,999)	(69,325)	(99,315)

LOSS BEFORE INCOME TAXES	(84,620)	(983,040)	(212,583)	(1,111,662)

Provision for income taxes	-	-	-	-

LOSS	(84,620)	(983,040)	(212,583)	(1,111,662)

OTHER COMPREHENSIVE INCOME(LOSS)
Foreign currency translation gain (loss)	(7,939)	1,735	(37,366)	(731)

NET COMPREHENSIVE LOSS	$(92,559)	$(981,305)	$(249,949)	$(1,112,393)

Net loss per common stock-Basic and Diluted	$(0.006)	$(0.062)	$(0.016)	$(0.070)

Weighted average common stock outstanding
Basic and Diluted	15,812,191	15,812,191	15,812,191	15,812,191

The accompanying notes are an integral part of these condensed consolidated financial statements.

TONJI HEALTHCARE GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTH PERIODS ENDED SEPTEMBER 30
(UNAUDITED)

	2013	2012
Operating activities:
Net loss	$(212,583)	$(1,111,662)
Adjustments to reconcile net loss to
Net cash provided by (used in) operating activities:
Depreciation expense	76,612	139,638
Stock option expense	3,839	3,852
Increase/(decrease) in operating assets and liabilities:
Accounts receivable	77,836	(103,240)
Medical supplies	3,210	12,406
Prepaid expense and other current assets	(970)	(10,521)
Accounts payable and accrued expenses	162,616	165,354
Other payables	(168,937)	132,132
Contingent liability	98,270	957,554

Net Cash Provided by Operating Activities	39,891	185,513

Investing activities:
Acquisitions of fixed assets	(20,353)	(15,936)
Acquisitions of intangible assets	(100,541)	-
Construction in progress	(1,195,636)	(1,811,953)
Due from related parties	52,973	(503)

Net Cash Used in Investing Activities	(1,263,557)	(1,828,392)

Financing activities:
Payments of capital lease	(265,517)	(227,395)
Due to related parties	1,414,749	1,871,403

Net Cash Provided by Financing Activities	1,149,232	1,644,008

Effects of foreign currency translation	1,830	181

Net increase (decrease) in Cash	(72,602)	1,310

Cash-Beginning of Period	81,135	32,126

Cash-Ending of Period	$8,533	$33,436

Cash Paid During the Year for:
Income taxes	$-	$-
Interest paid	$86,575	$127,984

The accompanying notes are an integral part of these condensed consolidated financial statements.

TONGJI HEALTHCARE GROUP, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2013
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
September 30, 2013
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

BASIS OF PRESENTATION AND CONSOLIDATION

These unaudited condensed consolidated financial statements present the Company’s results of operations, financial position and cash flows on a consolidated basis. The consolidated financial statements include Tongji Healthcare Group, Inc. and its wholly-owned subsidiaries. Intercompany transactions and accounts have been eliminated in consolidation. Our policy is to consolidate all subsidiaries in which a greater than 50% voting interest is owned. The Company operates in one segment in accordance with the accounting guidance FASB ASC topic 280, “Segment Reporting”.

CASH AND CASH EQUIVALENTS

For purposes of the statements of cash flows, the Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents. A substantial amount of the Company’s cash is held in bank accounts in the People’s Republic of China (“PRC” or China) and is not protected by Federal Deposit Insurance Corporation (FDIC) insurance or any other similar insurance. Cash held in China amounted to $8,533 as of September 30, 2013. Given the current economic environment and the financial condition of the banking industry, there is a risk that the deposits may not be readily available or covered by such insurance. The Company has had no loss of cash in domestic or foreign banks in past years.

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

TONGJI HEALTHCARE GROUP, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2013
(UNAUDITED)

NOTE 2- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - continued

The exchange rates used to translate amounts in RMB into USD for the purposes of preparing the financial statements were as follows:

September 30, 2013
Balance sheet	RMB 6.12 to US $1.00
Statement of operations and other comprehensive loss	RMB 6.17 to US $1.00

December 31, 2012
Balance sheet	RMB 6.30 to US $1.00
Statement of operations and other comprehensive loss	RMB 6.30 to US $1.00

September 30, 2012
Statement of operations and other comprehensive loss	RMB 6.32 to US $1.00

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
September 30, 2013
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

The Company has estimated a bad debt allowance of approximately $43,000 as of September 30, 2013 and December 31, 2012.

FAIR VALUE OF FINANCIAL INSTRUMENTS

The Company applies the provisions of FASB ASC Topic 825, which requires all entities to disclose the fair value of financial instruments, both assets and liabilities recognized and not recognized on the balance sheet, for which it is practicable to estimate fair value, and defines fair value of a financial instrument as the amount at which the instrument could be exchanged in a current transaction between willing parties. As of September 30, 2013 and December 31, 2012 the fair value of cash, accounts receivable, accounts payable and accrued expenses, capital lease payable and other payables approximated the carrying value due to the short maturity of the instruments, quoted market prices or interest rates which fluctuate with market rates except for related party debt or receivables for which it is not practicable to estimate fair value.

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
September 30, 2013
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
September 30, 2013
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

The Company tests long-lived assets for recoverability at least annually or more frequently upon the occurrence of an event or when circumstances indicate that the net carrying amount is greater than its fair value. Assets are grouped and evaluated at the lowest level for their identifiable cash flows that are largely independent of the cash flows of other groups of assets. The Company considers historical performance and future estimated results in its evaluation of potential impairment and then compares the carrying amount of the asset to the future estimated cash flows expected to result from the use of the asset. If the carrying amount of the asset exceeds estimated expected undiscounted future cash flows, the Company measures the amount of impairment by comparing the carrying amount of the asset to its fair value. The estimation of fair value is generally measured by discounting expected future cash flows at the rate the Company utilizes to evaluate potential investments. The Company estimates fair value based on the information available in making whatever estimates, judgments and projections are considered necessary. There was no impairment of long-lived assets and intangibles for the periods ended September 30, 2013 and 2012.

BASIC AND DILUTED EARNINGS PER SHARE

Earnings per share (EPS) is calculated in accordance with the FASB ASC Topic 260, “Earnings Per Share.” Basic net income (loss) per share is based upon the weighted average number of common shares outstanding. Diluted net income (loss) per share is based on the assumption that all dilutive convertible shares and stock options were converted or exercised. Dilution is computed by applying the treasury stock method. Under this method, options and warrants are assumed to be exercised at the beginning of the period (or at the time of issuance, if later), and as if funds obtained thereby were used to purchase common stock at the average market price during the period. Potentially dilutive securities to purchase 100,000 shares of common stock were not included in the calculation of the diluted earnings per share as their effect would be anti-dilutive for the period ended September 30, 2013. During the Nine Months period ended September 30, 2013, the average market price of the common stock during the year was less than the exercise price of the stock options and the Company was in a loss position. Accordingly, the stock options were anti-dilutive and have not been included in the calculation of diluted earnings per share.

TONGJI HEALTHCARE GROUP, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2013
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
September 30, 2013
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

Stock-based compensation costs that have been included in operating expenses amounted to $3,839 and $3,852, for the nine month periods ended September 30, 2013 and 2012, respectively.

COMPREHENSIVE LOSS

The Company reports comprehensive income in accordance with FASB ASC Topic 220 “Comprehensive Income," which established standards for reporting and displaying comprehensive income and its components in a financial statement that is displayed with the same prominence as other financial statements.

Total comprehensive loss is defined as all changes in stockholders' equity during a period, other than those resulting from investments by and distributions to stockholders (i.e., issuance of equity securities and dividends). Generally, for the Company, total comprehensive income (loss) equals net income (loss) plus or minus adjustments for currency translation. Total comprehensive loss represents the activity for a period net of related tax and was a loss of $92,559 and $981,305 for the three months periods ended September 30, 2013 and 2012, respectively. Total comprehensive loss represents the activity for a period net of related tax and was a loss of $249,949 and 1,112,393 for the nine months periods ended September 30, 2013 and 2012, respectively.

While total comprehensive income is the activity in a period and is largely driven by net earnings in that period, accumulated other comprehensive income or loss (“AOCI”) represents the cumulative balance of other comprehensive income as of the balance sheet date. For the Company, AOCI is primarily the cumulative balance related to the currency adjustments and increased overall equity by $89,111 and $126,477 as of September 30, 2013 and December 31, 2012, respectively.

RECENT ACCOUNTING PRONOUNCEMENTS

Recent accounting pronouncements issued by the FASB, the AICPA and the SEC  did not, or are not believed by management to, have a material effect on the Company’s present or future consolidated financial statements.

GOING CONCERN

The accompanying condensed consolidated financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern. However, the Company has negative working capital of $14,472,885, an accumulated deficit of $1,997,919, and a stockholders’ deficit of $1,454,780 as of September 30, 2013. The Company’s ability to continue as a going concern ultimately is dependent on the management’s ability to obtain equity or debt financing, attain further operating efficiencies, and achieve profitable operations. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might be necessary should the Company not be able to continue as a going concern.

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

TONGJI HEALTHCARE GROUP, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2013
(UNAUDITED)

NOTE 3- EQUIPMENT

Equipment as of September 30, 2013 (Unaudited) and December 31, 2012 comprised the following:

	Estimated Useful Lives (Years)	September 30, 2013	December 31, 2012
Office equipment	5-10	$88,021	$85,491
Medical equipment	5	3,216,465	3,104,102
Fixtures	10	115,772	112,445
Vehicles	5	45,497	44,190
Total equipment		3,465,755	3,346,228

Less accumulated depreciation		(1,421,978)	(1,312,692)

Equipment, net		$2,043,777	$2,033,536

The Company purchased and started depreciating certain medical equipments at the beginning of 2012. Those equipments are to be placed in service upon receiving usage approval from the Chinese government and hiring qualified personnel. As of September 30, 2013, the Company still has not received the approval. On September 30, 2012, the company adjusted depreciation expenses and stopped depreciating on those medical equipments. The Company has been working with Nanning Municipal Health Bureau to obtain the approval to place the equipments in service and making great efforts to recruit qualified personnel. The Company expects to be able to place the assets in service in December 2013. If the Company is unsuccessful in being able to place the assets in service we will assess the need to record an impairment charge for the assets. Therefore, depreciation expense charged to operations was $30,692 and $(80,323) for the three month periods ended September 30, 2013 and 2012, respectively. Depreciation expense charged to operations was $76,611 and $139,638 for the nine month periods ended September 30, 2013 and 2012, respectively.

NOTE 4- CONSTRUCTION IN PROGRESS

The Company is constructing a new hospital building on leased land. Costs capitalized primarily consists of payments for construction costs, acquisition cost, land rights cost, development expenditure, professional fees, and capitalized interest. The Company is required to make payments for construction costs of approximately $7,587,300 and any excess construction cost payments incurred during the construction phase. As of September 30, 2013, the Company had paid approximately $12,737,000 for the construction of the hospital building. In addition to what it had paid for the hospital construction, the Company estimates the additional costs to complete the project to be $31,000,000. The land lease term will start upon completion of the new hospital building. The new hospital building is expected to be completed by the middle of 2014.

The Company will amortize the cost of the hospital building over the life of the land lease of twenty years. Capitalized interest was approximately $345,000 as of September 30, 2013.

TONGJI HEALTHCARE GROUP, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2013
(UNAUDITED)

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

In September 2009, Guangxi Nanning Tingyouyuxiang Commercial Co., Ltd. (“Tingyouyuxiang”) filed a civil suit against NTH in the People’s Court. In the complaint, Tingyouyuxiang asserted a breach of contract claim against NTH, alleging that NTH had failed to make timely and total payment of RMB 5,050,000 (approximately $800,000) under certain Supplement Agreement by and among NTH, Tingyouyuxiang and Langdong 8th Group. On December 30, 2009, the People’s Court ruled that NTH shall pay to Tingyouyuxiang damages of RMB 5,050,000 (approximately $800,000) plus interest and the court hearing fee of approximately $320,000. On March 9, 2012, NTH appealed to the Intermediate People’s Court in Nanning City, People’s Republic of China (“Intermediate Court”), alleging, among other things, that NTH was never served. On June 6, 2012, the Intermediate Court remanded the case to the People’s Court. On June 20, 2013, the People’s Court dismissed the action. On October 21, 2013, Tingyouyuxiang appealed the dismissal to the Intermediate Court and the Intermediate Court accepted the appeal on October 21, 2013. No decision has been made by the Intermediate Court as of the date of this Report. The Company had accrued approximately $1,250,000 as of September 30, 2013.

NOTE 6- MAJOR SUPPLIERS AND CUSTOMERS

The Company had two major suppliers for the nine month period ended September 30, 2013 and 2012: Guangxi East Dragon Century Pharmaceutical Co., Ltd.; and Guangxi Tongji Medicine Co. Ltd., a related party with common majority stockholders. Medicine purchased from Guangxi East Dragon Century Pharmaceutical Co., Ltd. accounted for 20% and 14% of all medicine purchases for nine month period ended September 30, 2013 and 2012. Medicine purchased from Guangxi Tongji Medicine Co. Ltd. accounted for 45% and 47% of all medicine purchases for nine month period ended September 30, 2013 and 2012. Total amount due to Guangxi East Dragon Century Pharmaceutical Co., Ltd. at September 30, 2013 and 2012 were approximately $185,000 and $50,000 respectively.  Total amount due to Guangxi Tongji Medicine Co. Ltd. at September 30, 2013 and 2012 were approximately $1,000,000 and $958,000 respectively.

The Company had one major customer Nanning Social Insurance Center accounted for 10% of revenue for the nine month period ended September 30, 2013, and two major customers, Nanning Social Insurance Center and Guangxi Province Social Insurance Center, accounted for 14% and 6% of revenue for the nine month period ended September 30, 2012. As of September 30, 2013 and 2012, accounts receivable due from Nanning Social Insurance Center was approximately $405,000 and $518,000 respectively. As of September 30, 2013 and 2012, accounts receivable due from Guangxi Province Social Insurance Center was approximately $21,000 and $178,000.

TONGJI HEALTHCARE GROUP, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2013
(UNAUDITED)

NOTE 7- CAPITAL LEASE OBLIGATIONS

Sale and Lease Back

On March 25, 2011, the Company completed a financing arrangement with an independent third party to sell and leaseback certain machinery and equipment. The net carrying value of the machinery and equipment sold was $262,683. The machinery and equipment was sold for $371,517, of which $334,365 was received in cash and $37,152 was held as refundable deposit. The transaction has been accounted for as a financing arrangement, wherein the property remains on the Company’s books and will continue to be depreciated. A financing obligation in the amount of $371,517, representing the proceeds, has been recorded under “Capital Lease Payable” in the Company’s Balance Sheet, and is being reduced based on payments under the lease. Capital lease payable was approximately $231,000 as of September 30, 2013. The lease does not contain an option to renew. There is also no contingent rent or concessions, or any leasehold improvement incentives.

The lease has a term of 5 years and requires minimum annual rental payments including principal and interest as follows:

Year Ending December 31	Amount
2013	$25,664
2014	102,654
2015	102,654
2016	34,218
Total minimum lease payments	265,190
Less: interest payments	33,818
PV of minimum capital lease payments	231,372
Less: current obligations under capital lease	82,233
Long term capital lease obligation	$149,139

In October 2011, the Company entered into an agreement to lease certain machinery and equipment that are classified as capital leases. The cost of equipment under capital leases of approximately $1,450,000 is included in the Balance Sheet equipment at September 30, 2013. Accumulated depreciation of the leased equipment at September 30, 2013 was approximately $126,000. Depreciation of assets under capital leases is included in depreciation expense. Capital lease payable was $948,142as of September 30, 2013.

The lease has a term of 5 years and requires minimum annual rental payments including principal and interest as follows:

Year Ending December 31	Amount
2013	$95,745
2014	382,980
2015	382,980
2016	223,405
Total minimum lease payments	1,085,110
Less: interest payments	136,967
PV of minimum capital lease payments	948,142
Less: current obligations under capital lease	306,048
Long term capital lease obligation	$642,094

TONGJI HEALTHCARE GROUP, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2013
(UNAUDITED)

NOTE 8- OTHER PAYABLES

Other payables as of September 30, 2013 and December 31, 2012 consist of the following:

	September 30, 2013	December 31, 2012
Advance from customers	$6,042	$(4,778)
Welfare payable	33,564	47,310
Capital lease deposits paid by third party	352,006	354,409
Lawsuit settlement payable	-	177,024
Other payables	225,326	190,577
Total	$616,938	$764,542

NOTE 9- STOCKHOLDERS' EQUITY

Preferred Stock

As of September 30, 2013 and December 31, 2012, the Company has 20,000,000 shares of preferred stock authorized with a par value of $0.001 per share. There are no shares issued and outstanding as of September 30, 2013.

Common Stock

As of September 30, 2013 and December 31, 2012, the Company has 50,000,000 shares of common stock authorized with a par value of $0.001 per share.

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

As of September 30, 2013, the Company had accumulated deficits of $1,997,919. Therefore, the Company did not appropriate a reserve for the statutory surplus reserve for the Nine Months period ended September 30, 2013.

TONGJI HEALTHCARE GROUP, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2013
(UNAUDITED)

NOTE 10- RELATED PARTY TRANSACTIONS AND COMMITMENTS

Due from/to Related Parties

The Company has entered into agreements with Nanning Tongji Chain Pharmacy Co. Ltd., Guangxi Tongji Medicine Co. Ltd., and Nanning Switch Factory whereby the Company from time to time will advance amounts to assist them in their operations. The three companies have common major stockholders. The advanced amounts accrue interest at a rate of 1.5% per annum. The amount receivable as of September 30, 2013 and December 31, 2012 was $57,520 and $107,710, respectively. Interest income for the three month periods ended September 30, 2013 and 2012 was approximately $168 and $165, respectively. Interest income for the nine month periods ended September 30, 2013 and 2012 was approximately $502 and $500, respectively.

The Company has entered into an agreement with the Chairman and a stockholder of the Company, Nanning Tongji Chain Pharmacy Co. Ltd., Guangxi Tongji Medicine Co. Ltd., and Nanning Tongji Electric Coating Factory, whereby the Company from time to time will be advanced amounts to assist us in our operations. The advanced amounts accrue interest at a rate of 1.5% per annum. As of September 30, 2013 and December 31, 2012, $13,536,007 and $11,762,403 were payable to these related parties respectively. Interest expense for the three month periods ended September 30, 2013 and 2012 was $43,396 and $37,173 respectively. Interest expense for the nine month periods ended September 30, 2013 and 2012 was $118,075 and $113,255 respectively.

Rental Commitments

The Company entered into a lease agreement for their hospital with Guangxi Tongji Medicine Co. Ltd that expires December 2014. The monthly lease payment is approximately $2,500. The Company also in the process of cooperating with Guangxi Construction Engineering Corporation Langdong 8th Group in building a new 600-bed hospital in Nanning, China. It expects the new hospital to be completed by the middle of 2014. The hospital is being constructed by Guangxi Construction Engineering Corporation Langdong 8th Group and, when completed, the land will be leased by the Company for a twenty-year term. The annual lease payments will gradually increase each year. Based on the exchange rate at September 30, 2013, minimum future lease payments are as follows:

	Related Party	Non-Related Party	Total
1-5 years	$40,292	$2,299,836	$2,340,128
6-10 years	-	2,941,176	2,941,176
11-15 years	-	3,349,673	3,349,673
16-20 years	-	3,684,641	3,684,641
21-25 years	-	371,732	371,732
Total	$40,292	$12,647,058	$12,687,350

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

Overview

Tongji Healthcare Group, Inc. (the “Company”) was incorporated in Nevada on December 19, 2006. On December 27, 2006, the Company, through its wholly-owned subsidiary, Tongji, Inc., a Colorado company, acquired 100% of the equity in Nanning Tongji Hospital, Inc. ("NTH" or “Tongji Hospital”) pursuant to an Agreement and Plan of Merger. Unless otherwise provided, all references to “the Company”, “us”, “we” refer to Tongji Healthcare Group, Inc. and its subsidiaries, Tongji, Inc. and NTH. We issued 15,652,557 shares of common stock to the shareholders of NTH in exchange for 100% of the issued and outstanding shares of NTH. Accordingly, NTH became a wholly owned subsidiary of Tongji, Inc. We have been in the business of operating hospitals and providing healthcare services in Nanning, Guangxi province of the PRC.

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

We had two major suppliers for the nine month period ended September 30, 2013 and 2012: Guangxi East Dragon Century Pharmaceutical Co., Ltd. and Guangxi Tongji Medicine Co. Ltd., a related party with common majority stockholders. Medicine purchased from Guangxi East Dragon Century Pharmaceutical Co., Ltd. accounted for 20% and 14% of all medicine purchases for nine month period ended September 30, 2013 and 2012. Medicine purchased from Guangxi Tongji Medicine Co. Ltd. accounted for 45% and 47% of all medicine purchases for the nine month period ended September 30, 2013 and 2012.

We had one major customer Nanning Social Insurance Center accounted for 10% of revenue for the nine month period ended September 30, 2013, and two major customers, Nanning Social Insurance Center and Guangxi Province Social Insurance Center, accounted for 14% and 6% of revenue for the nine month period ended September 30, 2012..

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

Results of Operation - Three months ended September 30, 2013 and 2012

Material changes of items in our Statement of Operations for the three months ended September 30, 2013, as compared to the three months ended September 30, 2012, are discussed below.

Operating Revenue – Operating revenue for the three month period ended September 30, 2013, which resulted primarily from in-patient service revenue and out-patient revenue, was $607,238, a decrease of $92,972 or 13%, as compared with the operating revenue of $700,210 for the same period of 2012. Our out-patient service revenue was $338,177 for the three month period ended September 30, 2013, as compared to $276,219 for the same period in 2012, an increase of $61,958 or 22%. The increase in out-patient service revenue was primary due to the increase in out-patient headcount. Our in-patient service revenue was $269,061 for the three month period ended September 30, 2013 as compared to $423,991, a decrease of $154,930 or 37% as compared to the same period in 2012. The decrease in the in-patient service revenue was primarily due to a change in the Municipal Health Insurance regulations. Starting at the end of 2012, Municipal Health Insurance requires that the hospitals stop waiving co-insurance payments from patients. This has discouraged patients from using our in-patient services and greatly impacted the admission headcount in the in-patient service sector.

Operating Expenses – Operating expenses were $683,146 for the three month period ended September 30, 2013, a decrease of $955,105 or 58% as compared to $1,638,251 for the same period of 2012. The decrease was primarily due to a decrease of approximately of $1,100,000 in contingency loss, offset by an increase of approximately $29,000 in administrative expenses, and $111,000 in depreciation and amortization expenses resulting from depreciation expense reversal on certain medical equipments during the three month period ended September 30, 2012 (see note 3).

Loss from Operations - Operating loss was $75,908 for the three month period ended September 30, 2013, a decrease of $862,133 or 92% as compared to an operating loss of $938,041 for the same period of 2012. The primary reasons for the increase are the aforementioned changes in operating revenue and operating expenses.

Interest Expense – Interest expense for the three-month period ended September 30, 2013 was $13,045 as compared to $51,027 for the three-month period ended September 30, 2012, a decrease of $37,982 or 74%. The decrease was primarily due to the decrease in capital lease obligations.

Net Loss - As a result of the forgoing, the Company had a net loss of $84,620 during the quarter ended September 30, 2013, compared to a net loss of $983,040 for the comparative period in 2012, a decrease of $898,420 or 91%.

Results of Operation - Nine Months ended September 30, 2013 and 2012

Material changes of items in our Statement of Operations for the Nine Months ended September 30, 2013, as compared to the Nine Months ended September 30, 2012, are discussed below.

Operating Revenue – Operating revenue for the nine month period ended September 30, 2013, which resulted primarily from in-patient service revenue and out-patient revenue, was $1,720,801, a decrease of $359,156 or 17%, as compared with the operating revenue of $2,079,957 for the same period of 2012. Our out-patient service revenue was $913,813 for the nine month period ended September 30, 2013, as compared to $890,404 for the same period in 2012, an increase of $23,409. The out-patient service revenue remained fairly flat with a slight increase of 3%. Our in-patient service revenue was $806,988 for the nine month period ended September 30, 2013 as compared to $1,189,553, a decrease of $382,565 or 32% as compared to the same period in 2012. The decrease in the in-patient service revenue was primarily due to a change in the Municipal Health Insurance regulations. Starting at the end of 2012, Municipal Health Insurance requires that the hospitals stop waiving co-insurance payments from patients. This has discouraged patients from using our in-patient services and greatly impacted the admission headcount in the in-patient service sector.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations. - continued

Operating Expenses – Operating expenses were $1,864,059 for the nine month period ended September 30, 2013, a decrease of $1,228,245 or 40% as compared to $3,092,304 for the same period of 2012. The decrease was primarily due to a decrease of approximately of $1,040,000 in contingency loss, a decrease of $63,000 in depreciation and amortization expenses, and a decrease of $235,000 in medicine and supplies purchases resulting from the decrease of in-patient services revenue, offset by an increase of approximately $93,000 and $15,000 in other operating expenses and administrative expenses.

Loss from Operations - Operating loss was $143,258 for the nine month period ended September 30, 2013, a decrease of $869,089 as compared to an operating loss of $1,012,347 for the same period of 2012. The primary reasons for the increase are the aforementioned changes in operating revenue and operating expenses.

Interest Expense – Interest expense for the nine month period ended September 30, 2013 was $88,272 as compared to $126,659 for the nine-month period ended September 30, 2012, a decrease of $38,387 or 30%. The decrease was primarily due to the decrease in capital lease obligations..

Net Loss - As a result of the forgoing, the Company had a net loss of $212,583 during the nine-month period ended September 30, 2013, compared to a net loss of $1,111,662 for the comparative period in 2012, a decrease of $899,079 or 81%.

Trends, Events and Uncertainties

The China Ministry of Health, as well as other related agencies, has proposed changes to the price limit we can charge for medical services, drugs and medications. We cannot predict the impact of these proposed changes since the changes are not fully defined and we do not know whether those proposed changes will be implemented or when they may take effect.

We are in the process of building a new 600-bed hospital building in Nanning city on leased land. We expect the new hospital building to be completed by the middle of 2014. The hospital building is being constructed by Guangxi Construction Engineering Corporation Langdong 8th Group (“Langdong 8th Group”). The lease payments for the land will start after the construction is completed. Annual lease payments for the land will increase every year. Our agreement with Langdong 8th Group obligates us to pay approximately $7,870,000 for construction related costs. In addition, we are responsible for any additional costs necessary to complete the project. As of September 30, 2013, we had paid approximately $12,700,000 for the construction of the hospital. We borrowed most of the funds from our related company Guangxi Tongji Medicine Co., Ltd. In addition to what we had paid for the hospital building construction, we estimate the additional costs to complete the project to be $31,000,000. We will continue to operate in our existing hospital buildings after the completion of the new hospital building.

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

The following shows our material sources and (uses) of cash during the nine-month periods ended September 30, 2013 and 2012:

	2013	2012

Cash provided by operating activities	$39,893	$185,513

Cash (used in) investing activities	$(1,263,557)	$(1,828,392)

Cash provided by financing activities	$1,149,232	$1,644,008

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

Net cash provided by operating activities was $39,893 for the Nine Months ended September 30, 2013, an increase of $145,620 or 78%, as compared with the net cash provided by operating activities of $185,513 for the same period in 2012. The decrease in net cash used in operating activities was primarily due to the decrease in depreciation expense of approximately $66,000 and a decrease in other payable of $300,000, offset by the increase of approximately $180,000 in accounts receivables for the nine-month period ended September 30, 2013.

Investing Activities

Net cash used in investing activities primarily consists of acquisition of equipment and purchases of construction in progress.

Net cash used in investing activities was $1,263,557 for the Nine Months ended September 30, 2013, a decrease of $564,835 or 31%, as compared with the net cash used in investing activities of $1,828,392 for the same period in 2012. The decrease in net cash used in investing activities was primarily due to a decrease of approximately $600,000 in construction in progress because the construction of the new hospital building is close to the final stage.

Financing Activities

Net cash provided by financing activities primarily consists of proceeds from related party loans.

Net cash provided by financing activities was $1,149,232 for the Nine Months ended September 30, 2013, a decrease of $494,776 or 30%, as compared with the net cash provided by financing activities of $1,644,008 for the same period in 2012. The decrease was primarily attributable to less funding needs because the construction of the new hospital building is close to the final stage.

Working Capital

Working capital is current liabilities deducted from current assets.

Our working capital was negative $14,472,885 for the Nine Months ended September 30, 2013, as compared with negative $12,447,442 for the year ended December 31, 2012, which is primarily attributable to additional financial assistance of approximately $1,770,000 from related parties to fund the construction of the new hospital and the lawsuit settlement.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations. - continued

Rental Commitments

The Company has entered into a lease agreement for its hospital building with Guangxi Tongji Medicine Co. Ltd that expires in December 2014. The monthly lease payment is approximately $2,500. The Company is also in the process of cooperating with Langdong 8th Group in building a new 600-bed hospital building in Nanning, China. Management expects the new hospital building to be completed by the middle of 2014. The hospital building is being constructed by Langdong 8th Group and the land will be leased by the Company for a twenty-year term starting from the date the building is completed. The annual lease payments for the land will gradually increase each year. Based on the exchange rate at September 30, 2013, minimum future lease payments for the land are as follows:

	Related Party	Non-Related Party	Total
1-5 years	$40,292	$2,299,836	$2,340,128
6-10 years	-	2,941,176	2,941,176
11-15 years	-	3,349,673	3,349,673
16-20 years	-	3,684,641	3,684,641
21-25 years	-	371,732	371,732
Total	$40,292	$12,647,059	$12,687,350

Going Concern

The accompanying consolidated financial statements have been prepared in conformity with US GAAP, which contemplate continuation of the Company as a going concern. However, the Company has negative working capital of $14,472,885, an accumulated deficit of $1,997,919, and a stockholders’ deficit of $1,454,780 as of September 30, 2013. The Company’s ability to continue as a going concern ultimately is dependent on the management’s ability to obtain equity or debt financing, attain further operating efficiencies, and achieve profitable operations. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might be necessary should the Company not be able to continue as a going concern.

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

As of September 30, 2013, our management, under the supervision of and with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as required by Rules 13a-15(b) and 15d-15(b) under the Exchange Act. Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of September 30, 2013 as a result of the material weaknesses identified in our internal control over financial reporting. These material weaknesses are discussed in “Management’s Report on Internal Control over Financial Reporting” below. Our management considers our internal control over financial reporting to be an integral part of our disclosure controls and procedures.

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

As of September 30, 2013, our management, under the supervision of and with the participation of the Chief Executive Officer and the Chief Financial Officer, evaluated the effectiveness of our internal control over financial reporting as required by Rules 13a-15(c) and 15d-15(c) under the Exchange Act. In making this assessment, Management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control – Integrated Framework , including the following five framework components: i) control environment, ii) risk assessment, iii) control activities, iv) information and communications, and v) monitoring.

Item 4. Controls and Procedures. - continued

Our management evaluated the design and operating effectiveness of our internal control over financial reporting as part of this assessment, using its knowledge and understanding of our organization, operations, and processes, to determine, in its judgment, the sources and potential likelihood of misstatements in financial reporting. Based on this assessment, our management, including the Chief Executive Officer and Chief Financial Officer, has concluded that our internal control over financial reporting was not effective as of September 30, 2013.

Specifically, our management identified certain matters involving internal control and our operations that it considered to be material weaknesses. As defined in the Exchange Act, a material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the registrant's annual or interim financial statements will not be prevented or detected on a timely basis. The material weaknesses identified by our management as of September 30, 2013, are described below:

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

Item 4. Controls and Procedures. - continued

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

In September 2009, Guangxi Nanning Tingyouyuxiang Commercial Co., Ltd. (“Tingyouyuxiang”) filed a civil suit against NTH in the People’s Court. In the complaint, Tingyouyuxiang asserted a breach of contract claim against NTH, alleging that NTH had failed to make timely and total payment of RMB 5,050,000 (approximately $800,000) under certain Supplement Agreement by and among NTH, Tingyouyuxiang and Langdong 8th Group. On December 30, 2009, the People’s Court ruled that NTH shall pay to Tingyouyuxiang damages of RMB 5,050,000 (approximately $800,000) plus interest and the court hearing fee of approximately $320,000. On March 9, 2012, NTH appealed to the Intermediate People’s Court in Nanning City, People’s Republic of China (“Intermediate Court”), alleging, among other things, that NTH was never served. On June 6, 2012, the Intermediate Court remanded the case to the People’s Court. On June 20, 2013, the People’s Court dismissed the action. On October 21, 2013, Tingyouyuxiang appealed the dismissal to the Intermediate Court and the Intermediate Court accepted the appeal on October 21, 2013. No decision has been made by the Intermediate Court as of the date of this Report.

Item 1A. Risk Factors.

Not Applicable.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

Copies of the following documents are included as exhibits to this report pursuant to Item 601 of Regulation S-K.

Exhibit No.	Title of Document
3.1	Articles of Incorporation (1)
3.2	Bylaws (1)
10.1	Employment Contracts (1)
10.2	Hospital Lease (1)
10.3	Agreement with Guangxi Tongji Medicine Co., Ltd. (1)
10.4	Agreement for Medicare Service - The Management Center of Social Medical Treatment Insurance of Nanning (1)
10.5	Agreement for Medicare Service - Social Security Department of Guangxi Zhuang Municipality (1)
31.1	Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of the Principal Executive Officer pursuant to U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of the Principal Financial Officer pursuant to U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

(1) Incorporated by reference to the same exhibit filed with our registration statement on Form SB-2 (File No. 333-140645).

SIGNATURES

Pursuant to the requirements of the securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TONGJI HEALTHCARE GROUP, INC.

Date: November 14, 2013	By:	/s/ Yunhui Yu
Yunhui Yu President and Chief Executive Officer (Principal Executive Officer)

Date: November 14, 2013	By:	/s/ Eric Zhang
Eric Zhang Chief Financial Officer (Principal Financial Officer)