Form 10-K
period 2013-12-31
Tongji Healthcare Group, Inc.
filed 2014-03-31
CIK 1389518

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

(Mark One)

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2013

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

The aggregate market value of the voting and non-voting common stock of the issuer held by non-affiliates as of  June 28, 2013 was approximately $1,365,187.92 (5,688,283 shares of common stock held by non-affiliates)  based upon a closing price of the common stock of $0.24 as quoted by OTCQB on June 28, 2013.

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

As of March 28, 2014, there are 15,812,191 shares of common stock, par value $0.001 issued and outstanding..

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

In March, 2011, Tongji was dissolved pursuant to the laws of Colorado. Unless otherwise provided, references to the “Company” shall hereinafter include the Company and NTH.
.

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

Tongji Hospital is certified as a provider of Medicare services by the Nanning municipal government and the Guangxi provincial government. Our Medicare agreements with the Nanning municipal government and the Guangxi provincial government require that we adhere to prescribed standards for patient care and treatment. Maintaining the qualifications for acceptance of Medicare patients is very important as revenue from Medicare patients accounted for 37% of total hospital income in 2013. The Medicare accreditation is valid for only one year and must be renewed on an annual basis.

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

As is common in China, we generate revenues from providing both medical treatment and the sale of drugs and medications. Approximately 37% of the drugs and medications we use in the hospital and sell to our patients in 2013 are purchased from Guangxi Tongji Medicine Co., Ltd., a related company controlled by our Chief Executive Officer, Yunhui Yu, at prevailing market prices pursuant to a supply contract. The rest are from around 43 different suppliers, one of which accounted for more than 17% of our total purchases in 2013.

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

We are in the process of building a new 600-bed hospital building in Nanning city on leased land. We expect the new hospital building to be completed by the middle of 2014. The hospital building is being constructed by Guangxi Construction Engineering Corporation Langdong 8th Group (“Langdong 8th Group”). The lease payments for the land will start after the construction is completed. Annual lease payments for the land will increase every year. Our agreement with Langdong 8th Group obligates us to pay approximately $7,870,000 for construction related costs. In addition, we are responsible for any additional costs necessary to complete the project. As of December 31, 2013, we had paid approximately $13,400,000 for the construction of the hospital. We borrowed most of the funds from our related company Guangxi Tongji Medicine Co., Ltd. In addition to what we had paid for the hospital building construction, we estimate the additional costs to complete the project to be $31,000,000. We expect to obtain the additional funding through borrowing from bank and sales of some company owned properties. We will continue to operate in our existing hospital buildings after the completion of the new hospital building.

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

Item 1.            Business - continued

Customers

The Company had two major customers for the years ended December 31, 2013, 2012 and 2011: Nanning Social Insurance Center and Guangxi Province Social Insurance Center. Nanning Social Insurance Center accounted for 32%, 41% and 41% of revenue for the years ended December 31, 2013, 2012 and 2011, respectively. Guangxi Province Social Insurance Center accounted for 5%, 14% and 16% of revenue for the years ended December 31, 2013, 2012 and 2011, respectively.

Suppliers

The Company purchases the majority of its medicine supplies from Guangxi Tongji Medicine Co. Ltd., a related company that our Chief Executive Officer controls. Medicine purchased accounted for 37%, 56% and 74% of all medicine purchases for the years ended December 31, 2013, 2012 and 2011, respectively.

Competition

We compete with eleven government-owned hospitals and three privately owned hospitals in the city of Nanning. We believe that we will be able to effectively compete with them because we:

·           Provide advanced medical facilities and comfortable environments
·           Maintain the highest level of professional healthcare
·           Offer competitive prices for medical treatment and drugs and medications.

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

PRC Laws and Regulations Affecting Our Business

Healthcare providers in China are required to comply with many laws and regulations at the national and local government levels. These laws and regulations include the following:

·           We must register with and maintain an operating license from the local Administration of Health. We are subject to review by the local Administration of Health at least once every three years. If we fail to meet the standards listed below, our license may be revoked.
·           The Licensed Physician Act requires that we only hire doctors who have been licensed by the PRC government.
·           All drugs and medications used in our hospital must be prepared, transported, and used under the supervision of our internal Commission of Drug Affairs Management.
·           All waste materials from our hospital must be properly collected, sterilized, deposited, transported and disposed of. We are required to keep records of the origin, type and amount of all waste materials generated by our hospital.
·           We must have at least 20 beds and at least 14 medical professionals on staff, including three doctors and five nurses.
·           We must provide medical services in a variety of areas, including: surgery, internal medicine, gynecology, emergency care, ophthalmology, traditional Chinese medicine, medical imaging, and physical therapy.

·           We must establish and follow protocols to prevent medical malpractice. The protocols require us to:
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

Before we can acquire a hospital or a company in the healthcare field in the PRC, we will be required to submit an application to the PRC Ministry of Commerce. As part of the application we must submit a number of documents, including:

Item 1.            Business - continued

·           Our financial statements and the financial statements of the company we propose to acquire,
·           A copy of the business license of the company we propose to acquire,
·           Evidence that the shareholders of the company we propose to acquire have approved the transaction, and
·           An appraisal, conducted by an independent party, of the value of the company we propose to acquire.

Our agreements with the Nanning Municipal and the Guangxi Provincial Medicare Funds require us to:

·           Resolve any patient complaints on a timely basis;
·           Follow the Basic Medical Treatment Insurance procedures of the City of Nanning and the Province of Guangxi;
·           Report any accident to the Medicare Funds within 72 hours;
·           Determine if patients are eligible for coverage by the Medicare Funds;
·           Control costs by refraining from unnecessary treatments or procedures; and
·           Discharge in-patients when their medical condition allows so as not to prolong their stay in the hospital.

Our agreements are renewed annually if approved by the Medicare Funds.

Taxes

In accordance with the relevant tax laws and regulations of PRC, the corporation income tax rate is 25% of net income. The Company incurred no income taxes for the years ended December 31, 2013, 2012 and 2011 due to the net loss incurred in the three years.

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

The Company does not accrue United States income taxes on unremitted earnings from foreign operations, as it is the Company’s intention to invest these earnings in the foreign operations indefinitely. However, the Company may be subject to penalties of approximately $40,000 for failure to file United States income tax returns and Form 5472 from 2006 to 2009. The Company is in the process of requesting penalty abatement from the IRS.

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

Employees

As of March 28, 2014, we have 140 employees, consisting of 54 licensed physicians and medical professionals, 45 nurses, 7 pharmacists, and 34 employees in administration and finance. None of our employees are represented by a labor union or similar collective bargaining organization. We believe that our relations with our employees are good.

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

Item 2.            Properties - continued

Medicine Co., Ltd, a company controlled by our Chief Executive Officer, Yunhui Yu. The lease on the buildings is renewed annually, with a monthly rent of $2,500. The rate was negotiated at arm’s length. With the increase of our business, the current properties are not sufficient for our purposes.

We are in the process of building a new 600-bed hospital building in Nanning city on leased land. We expect the new hospital building to be completed by the middle of 2014. The hospital building is being constructed by Guangxi Construction Engineering Corporation Langdong 8th Group (“Langdong 8th Group”). The lease payments for the land will start after the construction is completed. Annual lease payments for the land will increase every year. Our agreement with Langdong 8th Group obligates us to pay approximately $7,870,000 for construction related costs. In addition, we are responsible for any additional costs necessary to complete the project. As of December 31, 2013, we had paid approximately $13,400,000 for the construction of the hospital. We borrowed most of the funds from our related company Guangxi Tongji Medicine Co., Ltd. In addition to what we had paid for the hospital building construction, we estimate the additional costs to complete the project to be $31,000,000. We will continue to operate in our existing hospital buildings after the completion of the new hospital building.

Item 3.            Legal Proceedings.

On August 3, 2011, Guangxi Jingjian Real Estate Development Company (“Jingjian”) filed a civil suit against NTH, a subsidiary of the Company, in the People’s Court in Qingxiu District, Nanning City, PRC (“People’s Court”). In its complaint, Jingjian asserts a breach of contract claim against NTH, alleging that NTH has failed to make timely and total payment of the project transfer fee under certain Business Building Project Agreement between NTH and Jingjian. Jingjian seeks a total of RMB 3,162,500 (approximately $498,000) in the complaint, including payment of the remaining RMB 800,000 (approximately $126,000) project transfer fee and liquidated damages of RMB 2,362,500 (approximately $372,000) for late payment of such fee. On February 1, 2012, the People’s Court ruled that NTH shall pay approximately $176,000 to Jingjian, including the remaining project transfer fee and a late fee of such payment. On August 14, 2012, Jingjian appealed the decision to the Intermediate People’s Court in Nanning city, PRC (“Intermediate Court”), disputing the calculation of the damages of the People’s Court. On September 9, 2012, the Intermediate Court affirmed the decision of the People’s Court. On March 1, 2013, NTH paid RMB 1,096,922 (approximately $174,000) to Jianjing pursuant to the final judgment.

In September 2009, Guangxi Nanning Tingyouyuxiang Commercial Co., Ltd. (“Tingyouyuxiang”) filed a civil suit against NTH in the People’s Court. In the complaint, Tingyouyuxiang asserted a breach of contract claim against NTH, alleging that NTH had failed to make timely and total payment of RMB 5,050,000 (approximately $800,000)  under certain Supplement Agreement by and among NTH, Tingyouyuxiang and the Eighth Group of Langdong Village Committee, Nanhu Community Office, Qingxiu Districe, Nanning City (the “Village Committee”). One December 30, 2009, the People’s Court ruled that NTH shall pay to Tingyouyuxiang damages of RMB 5,050,000 (approximately $800,000) plus interest and the court hearing fee of RMB 47,150 (approximately $320,000). On March 9, 2012, NTH appealed to the Intermediate Court, alleging, among other things, that NTH was never served. On June 6, 2012, the Intermediate Court remanded the case to the People’s Court. Pending the decision of the People’s Court, the Company had accrued approximately $1,268,000 and $1,120,000 as contingency liabilities as of December 31, 2013 and 2012, respectively.

Item 4.            Mine Safety Disclosures.

Not applicable.

PART II

Item 5.            Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

Our common stock trades on the OTCQB under the symbol "TONJ.OB". There have been no trades in our shares of common stock in 2012 and 2013.

Holders of Securities

As of March 28, 2014, we had 418 record shareholders and 15,812,191 outstanding shares of common stock. All of our outstanding shares are eligible for sale pursuant to Rule 144.

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

During the year ended December 31, 2013, we did not purchase any shares of our common stock from third parties in a private transaction or as a result of any purchases in the open market. None of our officers or directors, or any of our principal shareholders purchased any shares of our common stock, on our behalf, from third parties in a private transaction or as a result of purchases in the open market during the year ended December 31, 2013.

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

Recent Sales of Unregistered Securities

We did not issue any unregistered securities during the fiscal year 2013.

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

Results of Operation

Comparison of Years Ended December 31, 2013 and 2012

	(Dollars)
	Years Ended December 31,
	2013		2012
Operating Revenue	$2,377,023	100.0%	$2,770,512	100.0%
Operating Expenses	3,024,920	127.3%	3,807,760	137.4%
Loss from operations	(647,897)	(27.3%)	(1,037,248)	( 37.4%)
Other expenses	81,788	3.4%	166,347	6.0%
Net Loss	$(729,685)	(30.7%)	$(1,203,595)	( 43.4%)

Operating Revenue

Operating revenue for the year ended December 31, 2013, which resulted primarily from in-patient services and out-patient services, was $2,377,023, a decrease of $393,489 or 14%, as compared with the operating revenue of $2,770,512 for the year ended December 31, 2012. The decrease was primarily due to a decrease of $461,211 in our in-patient service revenue offset by an increase of $67,722 in our out-patient service revenue. Our out-patient service revenue was $1,268,624 for the year ended December 31, 2013, as compared to $1,200,902 for the year ended December 31, 2012, a slight increase of $67,722, or 6%. Our in-patient service revenue was $1,108,399 for the year ended December 31, 2013, as compared to $1,569,610 for the year ended December 31, 2012, a decrease of $461,211 or 29% as compared to the same period in 2012. The decrease in the in-patient service revenue was primarily due to a change in the Municipal Health Insurance regulations. Starting at the end of 2012, Municipal Health Insurance requires that the hospitals stop waiving co-insurance payments from patients. This has discouraged patients from using our in-patient services and greatly impacted the admission headcount in the in-patient service sector.

Operating Expenses

Operating expenses were $3,024,920 for the year ended December 31, 2013, a decrease of $782,840 or 21% as compared to $3,807,760 for year 2012. This decrease was primarily due to a decrease of approximately $1,000,000 in contingency loss and a decrease of $230,000 in medicine and supplies purchases offset by an increase of approximately $416,000 in impairment loss. The decrease in medicine and supplies purchases is in line with the decrease in revenue.

Loss from Operations

Operating loss was $647,897 for the year ended December 31, 2013, a decrease of $389,351 or 38% as compared with operating loss of $1,037,248 for the fiscal year ended December 31, 2012. The decrease is primarily due to the aforementioned changes in contingency and impairment losses and medicine and supplies purchases.

Interest Expense

Interest expense in 2013 was $89,943, a decrease of $119,154 or 57% as compared to $209,097 in the year 2012.  The decrease was primarily due to the decrease in capital lease obligations.

Income Taxes

The Company is subject to PRC income tax rate of 25%. The Company had a net operating loss for the years 2013 and 2012. Therefore we established no provision for income taxes for both years.

The Company accrued tax penalties of approximately $41,000 for not filing the US income tax returns between 2006 and 2009. The Company is otherwise current with its required US tax filings. The Company does not accrue United States income taxes on unremitted earnings from foreign operations, as it is the Company’s intention to invest these earnings in foreign operations indefinitely.

Net Loss

As a result of the foregoing, we had a net loss of $729,685 for the year ended December 31, 2013, a decrease of $473,910 or 40% compared with a net loss of $1,203,595 for the year ended December 31, 2012.

Item 7.            Management’s Discussion and Analysis of Financial Condition and Results of Operations - continued

Liquidity and Capital Resources

The following shows our material sources and uses of cash during the periods presented:

	Years Ended December 31,
	2013	2012
Net cash provided by operations	$148,057	$1,071,842
Net cash used in investing activities	$(1,823,284)	$(1,968,668)
Net cash provided by financing activities	$1,599,739	$947,576

Overview

We had net working capital deficit of $15,242,430 on December 31, 2013, which is an increase of $2,977,607 over a net working capital deficit of $12,264,823 on December 31, 2012.

We incurred a loss from operations of $647,789 for the year ended December 31, 2013, compared to a loss from operations of $1,037,248 for the year ended December 31, 2012. We incurred a net loss of $729,685 for the year ended December 31, 2013, compared to a net loss of $1,203,595 for the year ended December 31, 2012.

Cash and Going Concern

Our cash was $81,135 at the beginning of the year ended December 31, 2013 and decreased to $7,793 by the end of the year, a decrease of $73,342 or 90%. The decrease was primarily due to a decrease of $923,785 in net cash provided by operating activities, offset by a decrease of $145,384 in net cash used in investment activities and an increase of $652,163 in net cash provided by financing activities. We have a negative working capital of $15,242,430, an accumulated deficit of $2,515,021, and a stockholders’ deficit of $1,993,874 as of December 31, 2013. The Company’s ability to continue as a going concern ultimately is dependent on the management’s ability to obtain equity or debt financing, attain further operating efficiencies, and achieve profitable operations. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might be necessary should the Company not be able to continue as a going concern.

Net Cash  Provided by Operating Activities

Net cash provided by operating activities was $148,057 for the year ended December 31, 2013, a decrease of $923,785 or 86% as compared to cash provided by operations of $1,071,842 for the year of 2012. Factors that contributed to the decrease in cash provided by operating activities are primarily from a decrease of $698,140 in accounts payable and accrued expenses, a decrease of $334,335 in other payable, and a decrease of $859,756 in contingent liability, an increase of $93,264 in medical supplies purchases, offset by a decrease of approximately $474,000 in loss from operating revenue, a decrease in prepaid expenses and other current assets of $177,000, and an increase in impairment loss of approximately $416,000.

Item 7.            Management’s Discussion and Analysis of Financial Condition and Results of Operations - continued

Net Cash Used in Investing Activities

Net cash used in investing activities was $1,823,284 for the year ended December 31, 2013, a decrease of $145,384 or 7% from $1,968,668 for the year of 2012. The decrease was primarily attributable to decrease in expenditure in construction in progress due to slower construction progress of the new hospital.

Net Cash Provided by Financing Activities

Net cash provided by financing activities was $1,599,739 for the year ended December 31, 2013, an increase of $652,163 as compared to $947,576 for the year of 2012. The difference was primarily attributable to additional financial assistance of approximately $642,000 from related parties to fund the construction of the new hospital and purchase of intangible assets.

Trends, Events and Uncertainties

The China Ministry of Health, as well as other related agencies, has proposed changes to the prices we can charge for medical services, drugs and medications. We cannot predict the impact of these proposed changes since the changes are not fully defined and we do not know whether those proposed changes will ever be implemented or when they may take effect.

We are in the process of building a new 600-bed hospital building in Nanning city on leased land. We expect the new hospital building to be completed by the middle of 2014. The hospital building is being constructed by Guangxi Construction Engineering Corporation Langdong 8th Group (“Langdong 8th Group”). The lease payments for the land will start after the construction is completed. Annual lease payments for the land will increase every year. Our agreement with Langdong 8th Group obligates us to pay approximately $7,870,000 for construction related costs. In addition, we are responsible for any additional costs necessary to complete the project. As of December 31, 2013, we had paid approximately $13,400,000 for the construction of the hospital. We borrowed most of the funds from our related company Guangxi Tongji Medicine Co., Ltd. In addition to what we had paid for the hospital building construction, we estimate the additional costs to complete the project to be $31,000,000. We expect to obtain the additional funding through borrowing from bank and sales of some company owned properties. We will continue to operate in our existing hospital buildings after the completion of the new hospital building.

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

The Company tests long-lived assets, including property, plant and equipment and intangible assets subject to periodic amortization, for recoverability, at least annually, or more frequently upon the occurrence of an event or when circumstances indicate that the net carrying amount is greater than its fair value. Assets are grouped and evaluated at the lowest level for their identifiable cash flows that are largely independent of the cash flows of other groups of assets. The Company considers historical performance and future estimated results in its evaluation of potential impairment and then compares the carrying amount of the asset to the future estimated cash flows expected to result from the use of the asset. If the carrying amount of the asset exceeds estimated expected undiscounted future cash flows, the Company measures the amount of impairment by comparing the carrying amount of the asset to its fair value. The estimation of fair value is generally measured by discounting expected future cash flows as the rate the Company utilizes to evaluate potential investments. The Company estimates fair value based on the information available in making whatever estimates, judgments and projections are considered necessary. Impairment losses were $415,762 and $0 on long-lived assets for the years ended December 31, 2013 and 2012.

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

The Company granted an option to purchase 100,000 shares of common stock to the Company’s CFO on March 31, 2011. Due to the net loss incurred in 2013 and 2012, the stock option has an antidilutive effect, therefore the option was not considered in the weighted average number of common shares outstanding calculation.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
   Stockholders of
Tongji Healthcare Group, Inc. and Subsidiaries

We have audited the accompanying consolidated balance sheet of Tongji Healthcare Group, Inc. and Subsidiaries of December 31, 2012, and the related consolidated statements of operation and comprehensive loss, shareholders’ equity (deficit), and cash flows for the year ended December 31, 2012. Tongji Healthcare Group, Inc. and Subsidiaries’ management is responsible for these consolidated financial statements. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Tongji Healthcare Group, Inc. and Subsidiaries as of December 31, 2012, and the results of its operations and its cash flows for the year ended December 31, 2012 in conformity with accounting principles generally accepted in the United States of America.

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

EFP Rotenberg, LLP
Rochester, New York
April 1, 2013

To the Board of Directors and Stockholders of

Tongji Healthcare Group, Inc. and Subsidiaries:

We have audited the accompanying consolidated balance sheet of Tongji Healthcare Group, Inc. and Subsidiaries (the “Company”) as of December 31, 2013, and the related consolidated statement of operations and comprehensive loss, statement of changes in stockholders’ deficit, and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit. The consolidated financial statements of the Company as of December 31, 2012, were audited by other auditors, whose report, dated April 1, 2013, expressed an unqualified opinion on those consolidated financial statements.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United Statesof America). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether thefinancial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that we considered appropriate under the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Tongji Healthcare Group, Inc. and Subsidiaries as of December 31, 2013 and the results of their operations and their cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

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

/s/ Anton & Chia, LLP

Newport Beach, California

March 31, 2014

TONGJI HEALTHCARE GROUP, INC.
CONSOLIDATED BALANCE SHEETS
AS OF DECEMBER 31, 2013 and 2012

	2013	2012

ASSETS

Current Assets
Cash	$7,793	$81,135
Accounts receivable, net	351,221	448,923
Due from related parties	120,352	107,710
Medical supplies	148,286	108,399
Prepaid expenses and other current assets	10,690	180,424

Total Current Assets	638,342	926,591

Equipment, net	1,555,282	2,033,536

Construction in progress	13,376,281	11,200,724

Deposits	189,851	-

Intangible assets, net	90,468	-

TOTAL ASSETS	$15,850,224	$14,160,851

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities
Accounts payable and accrued expenses	$633,061	$327,324
Due to related parties	14,232,773	11,762,403
Other payable	612,800	752,637
Current portion of capital lease payable	402,138	349,050

Total Current Liabilities	15,880,772	13,191,414

Capital lease payable	695,689	1,056,415

Total Liabilities	16,576,461	14,247,829

Contingencies	1,267,637	1,121,692

STOCKHOLDERS' DEFICIT
Preferred stock; $0.001 par value, 20,000,000 shares authorized and none issued and outstanding	-	-
Common stock; $0.001 par value, 50,000,000 shares authorized and 15,812,191 shares issued and outstanding as of December 31, 2013 and 2012 respectively	15,812	15,812
Additional paid in capital	439,510	434,377
Accumulated deficit	(2,515,021)	(1,785,336)
Accumulated other comprehensive income	65,825	126,477

Total Stockholders' Deficit	(1,993,874)	(1,208,670)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$15,850,224	$14,160,851

The accompanying notes are an integral part of these consolidated financial statements.

TONGJI HEALTHCARE GROUP, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
FOR THE YEARS ENDED DECEMBER 31, 2013 and 2012

	2013	2012

OPERATING REVENUE
In-patient service revenue	$1,108,399	$1,569,610
Out-patient service revenue	1,268,624	1,200,902
Total operating revenue	2,377,023	2,770,512

OPERATING EXPENSES
Administrative expenses	187,666	162,568
Depreciation and amortization expenses	171,564	177,561
Contingency loss	84,213	1,126,744
Impairment loss	415,762
Medicine and supplies	1,085,046	1,319,820
Other operating expenses	358,500	274,217
Salary and fringes	722,169	746,850
Total operating expenses	3,024,920	3,807,760

LOSS FROM OPERATIONS	(647,897)	(1,037,248)

OTHER INCOME (EXPENSE)
Other income	8,155	42,750
Interest expense, net	(89,943)	(209,097)
Total Other Expense	(81,788)	(166,347)

LOSS BEFORE INCOME TAXES	(729,685)	(1,203,595)

Provision for income taxes	-	-

NET LOSS	(729,685)	(1,203,595)

OTHER COMPREHENSIVE INCOME(LOSS)
Foreign currency translation gain (loss)	(60,652)	(5,061)

NET COMPREHENSIVE LOSS	$(790,337)	$(1,208,656)

Net loss per common stock-Basic and Diluted	$(0.050)	$(0.076)

Weighted average common stock outstanding
Basic and Diluted	15,812,191	15,812,191

The accompanying notes are an integral part of these consolidated financial statements.

TONGJI HEALTHCARE GROUP, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT
FOR THE YEARS ENDED DECEMBER 31, 2013 AND 2012
			Additional Paid In Capital		Retained Earnings/ Accumulated Deficit	Accumulated Other Comprehensive Income/(Loss)	Total Stockholders' Deficit

	Common Stock			Statutory Reserve
	Shares	Amount

Balance as of December 31, 2011	15,812,191	$15,812	$429,230	$-	$(581,741)	$131,538	$(5,161)

Foreign exchange translation loss	-	-	-	-	-	(5,061)	(5,061)
							-
Stock option			5,147				5,147

Net loss	-	-	-	-	(1,203,595)	-	(1,203,595)

Balance as of December 31, 2012	15,812,191	$15,812	$434,377	$-	$(1,785,336)	$126,477	$(1,208,670)

Foreign exchange translation loss	-	-	-	-	-	(60,652)	(60,652)
							-
Stock option			5,133				5,133

Net loss	-	-	-	-	(729,685)	-	(729,685)

Balance as of December 31, 2013	15,812,191	$15,812	$439,510	$-	$(2,515,021)	$65,825	$(1,993,874)

The accompanying notes are an integral part of these consolidated financial statements.

TONJI HEALTHCARE GROUP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2013 AND 2012

	2013	2012
Operating activities:
Net loss	$(729,685)	$(1,203,595)
Adjustments to reconcile net loss to
Net cash provided by (used in) operating activities:
Depreciation expense	171,564	177,561
Stock option expense	5,133	5,147
Impairment loss	415,762	-
Increase/(decrease) in operating assets and liabilities:
Accounts receivable	114,273	113,284
Medical supplies	(34,915)	58,349
Prepaid expense and other current assets	(546)	(177,409)
Deposit	197	-
Accounts payable and accrued expenses	287,887	986,027
Other payables	(180,186)	154,149
Contingent liability	98,573	958,329

Net Cash Provided by Operating Activities	148,057	1,071,842

Investing activities:
Acquisitions of fixed assets	(22,789)	(35,130)
Acquisitions of intangible assets	(100,850)	-
Construction in progress	(1,691,531)	(2,063,074)
Due from related parties	(8,114)	(52,985)
Long term receivable	-	182,521

Net Cash Used in Investing Activities	(1,823,284)	(1,968,668)

Financing activities:
Payments of capital lease	(359,490)	(316,816)
Due to related parties	1,959,229	1,264,392

Net Cash Provided by Financing Activities	1,599,739	947,576

Effects of foreign currency translation	2,146	(1,741)

Net increase (decrease) in Cash	(73,342)	49,009

Cash-Beginning of Period	81,135	32,126

Cash-Ending of Period	$7,793	$81,135

Cash Paid During the Year for:
Income taxes	$-	$-
Interest paid	$95,751	$156,913

The accompanying notes are an integral part of these consolidated financial statements.

TONGJI HEALTHCARE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2013 AND 2012

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

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION AND CONSOLIDATION

The accompanying consolidated financial statements have been prepared in accordance with generally accepted accounting principles (“GAAP”) as promulgated in the United States of America. The consolidated financial statements include Tongji Healthcare, Inc. and its wholly owned subsidiaries. Intercompany transactions and accounts have been eliminated in consolidation. Our policy is to consolidate all subsidiaries in which a greater than 50% voting interest is owned.

CASH AND CASH EQUIVALENTS

For purposes of the statements of cash flows, the Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents. A substantial amount of the Company’s cash is held in bank accounts in the PRC and is not protected by Federal Deposit Insurance Corporation (FDIC) insurance or any other similar insurance. Cash held in China amounted to $7,793 as of December 31, 2013. Given the current economic environment and the financial condition of the banking industry, there is a risk that the deposits may not be readily available or covered by such insurance. The Company has had no loss of cash in domestic or foreign banks in past years. As of December 31, 2013 and 2012, we have no cash equivalents.

TONGJI HEALTHCARE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2013 AND 2012

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES  - continued

USE OF ESTIMATES

The preparation of these consolidated financial statements in accordance with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported assets and liabilities, disclosure of contingent assets and liabilities as of the date of the consolidated financial statements and the reported amounts of net revenues and expenses during the reporting period. Actual results may differ from those estimates and such differences may be material. The more significant estimates and assumptions by management include, among others, useful lives and residual values of equipment, valuation of medical supplies, accounts receivable, stock based compensation, accrued expense, construction in progress, intangibles, and deposits, and allowance for bad debt. The current economic environment has increased the degree of uncertainty inherent in these estimates and assumptions.

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

The exchange rates used to translate amounts in RMB into USD for the purposes of preparing the financial statements were as follows:

December 31, 2013
Balance sheet	RMB 6.05 to US $1.00
Statement of income and other comprehensive income	RMB 6.15 to US $1.00

December 31, 2012
Balance sheet	RMB 6.30 to US $1.00
Statement of income and other comprehensive income	RMB 6.30 to US $1.00

RECLASSIFICATIONS

Certain items previously reported under specific consolidated financial statement captions have been reclassified to conform to the current year presentation.

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

TONGJI HEALTHCARE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2013 AND 2012

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - continued

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

The Company has estimated a bad debt allowance of approximately $44,000 and $42,000 as of December 31, 2013 and 2012, respectively.

FAIR VALUE OF FINANCIAL INSTRUMENTS

The Company applies the provisions of FASB ASC Topic 825, which requires all entities to disclose the fair value of financial instruments, both assets and liabilities recognized and not recognized on the balance sheet, for which it is practicable to estimate fair value, and defines fair value of a financial instrument as the amount at which the instrument could be exchanged in a current transaction between willing parties. As of December 31, 2013 and 2012 the fair value of cash and cash equivalents, accounts receivable, accounts payable and accrued expenses and other payables approximated carrying value due to the short maturity of the instruments, quoted market prices or interest rates which fluctuate with market rates except for related party debt or receivables for which it is not practicable to estimate fair value.

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

TONGJI HEALTHCARE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2013 AND 2012

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - continued

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

EQUIPMENT

Equipment are recorded at cost. Depreciation is computed over the estimated useful lives of the related asset type using the straight-line method. Maintenance and repairs are expensed as incurred and the costs of additions and betterments that increase the useful lives of the assets are capitalized. When equipment is disposed, the cost and related accumulated depreciation are removed from the accounts and any gain or loss is included in other income or expenses.

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

ADVERTISING COSTS

The Company expenses the costs associated with advertising as incurred. Advertising expenses for the twelve month periods ended December 31, 2013 and 2012 of approximately $27,000 and $11,000 are included in selling expenses in the consolidated statements of operations. Advertising costs include marketing brochures and a public advertising campaign.

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

TONGJI HEALTHCARE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2013 AND 2012

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - continued

The Company tests long-lived assets for recoverability at least annually or more frequently upon the occurrence of an event or when circumstances indicate that the net carrying amount is greater than its fair value. Assets are grouped and evaluated at the lowest level for their identifiable cash flows that are largely independent of the cash flows of other groups of assets. The Company considers historical performance and future estimated results in its evaluation of potential impairment and then compares the carrying amount of the asset to the future estimated cash flows expected to result from the use of the asset. If the carrying amount of the asset exceeds estimated expected undiscounted future cash flows, the Company measures the amount of impairment by comparing the carrying amount of the asset to its fair value. The estimation of fair value is generally measured by discounting expected future cash flows at the rate the Company utilizes to evaluate potential investments. The Company estimates fair value based on the information available in making whatever estimates, judgments and projections are considered necessary.  Impairment losses were $415,762 and $0 on long-lived assets for the years ended December 31, 2013 and 2012.

BASIC AND DILUTED EARNINGS PER SHARE

Earnings per share (EPS) is calculated in accordance with the FASB ASC Topic 260, “Earnings Per Share.” Basic net income (loss) per share is based upon the weighted average number of common shares outstanding. Diluted net income (loss) per share is based on the assumption that all dilutive convertible shares and stock options were converted or exercised. Dilution is computed by applying the treasury stock method. Under this method, options and warrants are assumed to be exercised at the beginning of the period (or at the time of issuance, if later), and as if funds obtained thereby were used to purchase common stock at the average market price during the period. Potentially dilutive securities to purchase 100,000 shares of common stock were not included in the calculation of the diluted earnings per share as their effect would be anti-dilutive for the year ended December 31, 2013. During the year ended December 31, 2013, the average market price of the common stock during the year was less than the exercise price of the stock options and the Company was in net loss position. Accordingly, the stock options were anti-dilutive and have not been included in the calculation of diluted earnings per share.

INCOME TAXES

The Company adopts FASB ASC Topic 740, "Income Taxes,” which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the consolidated financial statements or tax returns. Under this method, deferred income taxes are recognized for the tax consequences in future years of differences between the tax bases of assets and liabilities and their financial reporting amounts at each period end based on enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized.

In accordance with ASC Topic 740-10, “Accounting for Uncertainty in Income Taxes — An Interpretation of FASB ASC Topic 740” , which requires income tax positions to meet a more-likely-than-not recognition threshold to be recognized in the consolidated financial statements. Tax positions that previously failed to meet the more-likely-than-not threshold should be recognized in the first subsequent financial reporting period in which that threshold is met. Previously recognized tax positions that no longer meet the more-likely-than-not threshold should be derecognized in the first subsequent financial reporting period in which that threshold is no longer met.

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
DECEMBER 31, 2013 AND 2012

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - continued

STOCK-BASED COMPENSATION

For purposes of determining the variables used in the calculation of stock compensation expense under the provisions of FASB ASC Topic 505, “Equity” and FASB ASC Topic 718, “Compensation — Stock Compensation,” we perform an analysis of current market data and historical Company data to calculate an estimate of implied volatility, the expected term of the option and the expected forfeiture rate. With the exception of the expected forfeiture rate, which is not an input, we use these estimates as variables in the Black Scholes model. Depending upon the number of stock options granted, any fluctuations in these calculations could have a material effect on the results presented in our consolidated statement of operations. In addition, any differences between estimated forfeitures and actual forfeitures could also have a material impact on our consolidated financial statements.

Stock-based compensation costs that have been included in operating expenses amounted to $5,133 and $5,147, for years ended December 31, 2013 and 2012, respectively.

COMPREHENSIVE INCOME

The Company reports comprehensive income in accordance with FASB ASC Topic 220 “Comprehensive Income," which established standards for reporting and displaying comprehensive income and its components in a consolidated financial statement that is displayed with the same prominence as other consolidated financial statements.

Total comprehensive income is defined as all changes in stockholders' equity during a period, other than those resulting from investments by and distributions to stockholders (i.e., issuance of equity securities and dividends). Generally, for the Company, total comprehensive loss equals net loss plus or minus adjustments for currency translation. Total comprehensive loss represents the activity for a period net of related tax and was a loss of $790,337 and $1,208,656 for the years ended December 31, 2013 and 2012, respectively.

While total comprehensive income is the activity in a period and is largely driven by net earnings in that period, accumulated other comprehensive income or loss (“AOCI”) represents the cumulative balance of other comprehensive income as of the balance sheet date. For the Company, AOCI is primarily the cumulative balance related to the currency adjustments and increased overall equity by $65,825 and $126,477 as of December 31, 2013 and 2012, respectively.

RECENT ACCOUNTING PRONOUNCEMENTS

Recent accounting pronouncements issued by the FASB, the AICPA and the SEC  did not, or are not believed by management to, have a material effect on the Company’s present or future consolidated financial statements.

GOING CONCERN

The accompanying consolidated financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern. However, the Company has negative working capital of $15,242,430, an accumulated deficit of $2,515,021, and shareholders’ deficit of $1,993,874 as of December 31, 2013. The Company’s ability to continue as a going concern ultimately is dependent on the management’s ability to obtain equity or debt financing, attain further operating efficiencies, and achieve profitable operations. Over the past years, the Company had been successful in raising funds from related parties to fund the operation and new hospital construction. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might be necessary should the Company not be able to continue as a going concern.

Management has taken certain restructuring steps to provide the necessary capital to continue its operations. These steps included: 1) plan to convert existed related parties’ loans into equity, 2) to complete construction of the new hospital and begin generating revenue by the end of the next year, 3) plan to increase sales revenue with additional medical equipment. No assurances can be given that the steps taken will provide necessary capital for the Company to continue its operations.

TONGJI HEALTHCARE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2013 AND 2012

NOTE 3 - EQUIPMENT

Equipment as of December 31, 2013 and 2012 comprised the following:

	Estimated Useful Lives (Years)	December 31, 2013	December 31, 2012
Office equipment	5-10	$88,985	$85,491
Medical equipment	5	2,831,882	3,104 , 102
Fixtures	10	117,040	112,445
Vehicles	5	45,995	44,190
Total equipments		3,083,902	3,346 , 228

Less accumulated depreciation		(1,528,620)	(1,312,692)

Equipment, net		$1,555,282	$2,033,536

Depreciation expense charged to operations was $171,564 and $177,561 for the years ended December 31, 2013 and 2012, respectively.

NOTE 4 - CONSTRUCTION IN PROGRESS

The Company is constructing a new hospital on leased land. Costs capitalized primarily consists of payments for construction costs, acquisition cost, land rights cost, development expenditure, professional fees, and capitalized interest. The Company is required to make payments for construction costs of approximately $7,870,000 and any excess construction cost payments incurred during the construction phase. As of December 31, 2013, the Company had paid approximately $13,400,000 for the construction of the hospital. In addition to what it had paid for the hospital construction, we estimate the additional costs to complete the project to be $31,000,000. The land lease term will start upon completion of the new hospital construction. The new hospital is expected to be completed by the middle of 2014.

The Company will amortize the cost of the hospital over the life of the land lease of twenty years. Capitalized interest was approximately $400,000 as of December 31, 2013.

NOTE 5 - CONTINGENCIES

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

TONGJI HEALTHCARE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2013 AND 2012

NOTE 5 - CONTINGENCIES - continued

On August 3, 2011, Guangxi Jingjian Real Estate Development Company (“Jingjian”) filed a civil suit against Nanning Tongji Hospital, Inc. (“Nanning Tongji”), a subsidiary of the Company, in the People’s Court in Qingxiu District, Nanning City, PRC (“People’s Court”). In its complaint, Jingjian asserts a breach of contract claim against Nanning Tongji, alleging that Nanning Tongji has failed to make timely and total payment of the project transfer fee under certain Business Building Project Agreement between Nanning Tongji and Jingjian. Jingjian seeks a total of RMB 3,162,500 (approximately $498,000) in the complaint, including payment of the remaining RMB 800,000 (approximately $126,000) project transfer fee and liquidated damages of RMB 2,362,500 (approximately $372,000) for late payment of such fee. On February 1, 2012, the People’s Court ruled that Nanning Tongji shall pay approximately $176,000 to Jingjian, including the remaining project transfer fee and a late fee of such payment. On August 14, 2012, Jingjian appealed the decision to the Intermediate People’s Court in Nanning City, PRC (“Intermediate Court”), disputing the calculation of the damages of the People’s Court. On September 09, 2012, the Intermediate Court affirmed the decision of the People’s Court.  On March 1, 2013, Nanning Tongji paid RMB 1,096,922 (approximately $174,000) to Jianjing pursuant to the final judgment.

In September 2009, Guangxi Nanning Tingyouyuxiang Commercial Co., Ltd. (“Tingyouyuxiang”) filed a civil suit against Nanning Tongji in the People’s Court. In the complaint, Tingyouyuxiang asserted a breach of contract claim against Nanting Tongji, alleging that Nanning Tongji had failed to make timely and total payment of RMB 5,050,000 (approximately $800,000) under certain Supplement Agreement by and among Nanning Tongji, Tingyouyuxiang and the Eighth Group of Langdong Village Committee, Nanhu Community Office, Qingxiu Districe, Nanning City (the “Village Committee”). One December 30, 2009, the People’s Court ruled that Nanning Tongji shall pay to Tingyouyuxiang damages of RMB 5,050,000 (approximately $800,000) plus interest and the court hearing fee of RMB 47,150 (approximately $320,000). On March 9, 2012, Nanning Tongji appealed to the Intermediate Court, alleging, among other things, that Nanning Tongji was never served. On June 6, 2012, the Intermediate Court remanded the case to the People’s Court. Pending a court decision, the Company had accrued approximately $1,270,000 and $1,120,000 as contingency liabilities as of December 31, 2013 and 2012, respectively.

NOTE 6 - MAJOR SUPPLIERS AND CUSTOMERS

The Company purchases the majority of its medicine supplies from Guangxi Tongji Medicine Co. Ltd., a related party with common major stockholders. Medicine purchased accounted for 37% and 56% of all medicine purchases for the years ended December 31, 2013 and 2012.

The Company had two major customers for the years ended December 31, 2013 and 2012: Nanning Social Insurance Center and Guangxi Province Social Insurance Center. Nanning Social Insurance Center accounted for 32% and 41% of revenue for the years ended December 31, 2013 and 2012. Guangxi Province Social Insurance Center accounted for 5% and 14% of revenue for the year ended December 31, 2013 and 2012.

As of December 31, 2013, accounts receivable due from Nanning Social Insurance Center and Guangxi Province Social Insurance Center was approximately $361,000 and $20,000, respectively.

NOTE 7 - CAPITAL LEASE OBLIGATIONS

Sale and Lease Back

On March 25, 2011, the Company completed a financing arrangement with an independent third party to sell and leaseback certain machinery and equipment. The net carrying value of the machinery and equipment sold was $262,683. The machinery and equipment was sold for $371,517, of which $334,365 was received in cash and $37,152 was held as refundable deposit. The transaction has been accounted for as a financing arrangement, wherein the property remains on the Company’s books and will continue to be depreciated. A financing obligation in the amount of $371,517, representing the proceeds, has been recorded under “Capital Lease Payable” in the Company’s Balance Sheet, and is being reduced based on payments under the lease. Capital Lease Payable was approximately $214,000 as of December 31, 2013.  The lease does not contain an option to renew. There is also no contingent rent or concessions, or any leasehold improvement incentives.

TONGJI HEALTHCARE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2013 AND 2012

NOTE 7 - CAPITAL LEASE OBLIGATIONS - continued

The lease has a term of 5 years and requires minimum annual rental payments as follows:

Year Ending December 31	Amount
2014	$103,778
2015	103,778
2016	34,593
Total minimum lease payments	242,149
Less: interest payments	(28,219)
PV of minimum capital lease payments	213,930
Less: Current obligations under sales lease back	(85,336)
Long term sales lease back obligation	$128,594

In October 2011, the Company entered into an agreement to lease certain machinery and equipment that are classified as capital leases. The cost of equipment under capital leases of approximately $1,430,000 is included in the Balance Sheet as property, plant, and equipment at December 31, 2013. Those equipment are to be placed in service upon usage approval from the Chinese government and hiring qualified personnel. As of December 31, 2013, the Company still has not received the approval. Accumulated depreciation and impairment loss of the leased equipment at December 31, 2013 was approximately $139,000 and $415,000, respectively.  Capital Lease Payable was approximately $884,000 as of December 31, 2013.

The lease has a term of 5 years and requires minimum annual rental payments as follows:

Year Ending December 31	Amount
2014	$387,174
2015	387,174
2016	225,852
Total minimum lease payments	1,000,200
Less: interest payments	(116,303)
PV of minimum capital lease payments	883,897
Less: Current obligations under capital lease	$(316,802)

TONGJI HEALTHCARE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2013 AND 2012

NOTE 8 - OTHER PAYABLES

Other payable as of December 31, 2013 and December 31, 2012 consists of the following:

	December 31, 2013	December 31, 2012
Advance from customers	$5,160	$(4,778)
Welfare payable	31,343	47,310
Capital lease deposits paid by third party	359,227	354,409
Lawsuit settlement payable	-	177,024
Other payables	217,070	178,672
Total	$612,800	$752,637

NOTE 9 - STOCKHOLDERS' DEFICIT

 Preferred Stock

As of December 31, 2013 and December 31, 2012, the Company has 20,000,000 shares of preferred stock authorized with a par value of $0.001. There are no shares issued and outstanding as of December 31, 2013 and 2012.

Common Stock

As of December 31, 2013 and December 31, 2012, the Company has 50,000,000 shares of common stock authorized with a par value of $0.001.

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

As of December 31, 2013, the Company had accumulated deficits of $2,515,021. Therefore, the Company did not appropriate any fund for the statutory surplus reserve for the year ended December 31, 2013.

TONGJI HEALTHCARE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2013 AND 2012

NOTE 9 - STOCKHOLDERS' DEFICIT - continued

Stock Option

Stock-based compensation amounted to $5,133 and $5,147 for the years ended December 31, 2013 and 2012, respectively.

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

TONGJI HEALTHCARE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2013 AND 2012

NOTE 9 - STOCKHOLDERS' DEFICIT - continued

The following table summarizes stock option activity in the Company's stock-based compensation plans for the years ended December 31, 2013 and 2012.

	Number of Shares	Weighted Average Exercise Price	Aggregate Intrinsic Value (in thousands)	Number of Shares Exercisable
Outstanding at January 1, 2012	100,000	$0.24	$-	-
Granted	-	-	-	-
Exercised	-	-	-	-
Cancelled/expired	-	-	-	-
Outstanding at December 31, 2012	100,000	$0.24	$-	-
Granted	-	-	-	-
Exercised	-	-	-	-
Cancelled/expired	-	-	-	-
Outstanding at December 31, 2013	100,000	$0.24	$-	-

NOTE 10 - RELATED PARTY TRANSACTIONS AND COMMITMENTS

Due from/to Related Parties

The Company has entered into agreements with Nanning Tongji Chain Pharmacy Co. Ltd., Guangxi Tongji Medicine Co. Ltd., and Nanning Switch Factory whereby the Company from time to time will advance amounts to assist them in their operations. The three companies have common major stockholders through Guangxi Tongji Medicine Co. Ltd. The advanced amounts accrue interest at a rate of 1.5% per annum and due on demand. The account receivable as of December 31, 2013 and December 31, 2012 was $45,695 and $43,900, respectively. Interest income for the year ended December 31, 2013 and 2012 were approximately $675 and $658, respectively.

The Company has entered into an agreement with the Chairman and a stockholder of the Company, Nanning Tongji Chain Pharmacy Co. Ltd., Guangxi Tongji Medicine Co. Ltd., and Nanning Tongji Electric Coating Factory, whereby the Company from time to time will be advanced amounts for its operations. The advanced amounts accrue interest at a rate of 1.5% per annum and due on demand. As of December 31, 2013 and December 31, 2012, $11,421,363 and $10,622,745 were payable to these related parties, respectively. Interest expenses for the year ended December 31, 2013 and 2012 were $162,271 and $159,283, respectively.

Rental Commitments

The Company has entered into a lease agreement for their hospital with Guangxi Tongji Medicine Co. Ltd that expires December 2014. The monthly lease payment is approximately $2,500. The Company is also in the process of building a new 600-bed hospital in Nanning, China. It expects the new hospital to be completed by the middle of 2014. The hospital is being constructed by Guangxi Construction Engineering Corporation Langdong 8th Group and, when completed, the land on which the hospital is located will be leased by the Company for a twenty-year term. The annual lease payments will gradually increase each year. Based on the exchange rate at December 31, 2013, minimum future lease payments are as follows:

	Related Party	Non-Related Party	Total
1-5 years	$32,586	$2,825,407	$2,857,993
6-10 years	-	3,238,378	3,238,378
11-15 years	-	3,639,647	3,639,647
16-20 years	-	1,503,213	1,503,213
Total	$32,586	$11,206,645	$11,239,231

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

As of December 31, 2013, our management, under the supervision of and with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as required by Rules 13a-15(b) and 15d-15(b) under the Exchange Act.  Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of December 31, 2013 as a result of the material weaknesses identified in our internal control over financial reporting.  These material weaknesses are discussed in “Management’s Report on Internal Control over Financial Reporting” below.  Our management considers our internal control over financial reporting to be an integral part of our disclosure controls and procedures.

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

As of December 31, 2013, our management, under the supervision of and with the participation of the Chief Executive Officer and the Chief Financial Officer, evaluated the effectiveness of our internal control over financial reporting as required by Rules 13a-15(c) and 15d-15(c) under the Exchange Act.  In making this assessment, Management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control – Integrated Framework, including the following five framework components: i) control environment, ii) risk assessment, iii) control activities, iv) information and communications, and v) monitoring.

Item 9A.          Controls and Procedures - continued

Management’s Report on Internal Control over Financial Reporting  - continued

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

2014 Planned Remediation

As financial conditions permit, we plan to take the following actions to improve our internal control over financial reporting, including actions to remediate those material weaknesses identified in 2013.

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

The following table sets forth certain information concerning our directors and executive officers:

Name	Age	Position

Yunhui Yu	52	Chairman of the board, Chief Executive Officer, president
Eric Zhang	40	Chief Financial Officer
Jinsong Zhang	47	Chief Administrative Officer
Jialin Zhang	74	Vice President and a Director
Xiangwei Zeng	72	Vice President and a Director

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

Item 10.          Directors, Executive Officers and Corporate Governance - continued

Legal Proceedings Involving Officers and Directors

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

During the fiscal year of 2013, our Board of Directors had one meeting, including meetings that were held by means of a conference telephone call, but excluding actions taken by unanimous written consent.

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

Item 11.         Executive Compensation.

Executive Compensation

The following table sets forth information with respect to the compensation of each of the named executive officers for services provided in all capacities to the Company and its subsidiaries in the fiscal years ended December 31, 2013 and 2012 in their capacity as such officers.  Mr. Yunhui Yu, our Chief Executive Officer, President and also one of our directors, receives no additional compensation for his services in his capacity as director. No other executive officer or former executive officer received more than $100,000 in compensation in the fiscal years reported below.

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Yunhui Yu	2013	--	--	--	--	--	--	--	--
Chief Executive Officer, President and Director	2012	--	--	--	--	--	--	--	--
Eric Zhang	2013	24,000		5,133					29,133
Chief Financial Officer	2012	24,000		5,147					29,147

Stock Options

On March 3, 2011, we entered into an Employment Agreement with our Chief Financial Officer, Eric Zhang, pursuant to which, Mr. Zhang received options to purchase 100,000 shares of the Company's common stock, vesting in three equal installments starting on March 3, 2012, with an exercise price of $0.24. Other than disclosed herein, we have not granted any stock options to any of our officers or directors and do not have any stock option plans in effect as of December 31, 2013. In the future, we may grant stock options to our officers, directors, employees or consultants.

Long-Term Incentive Plans

We do not provide our officers or employees with pension, stock appreciation rights, long-term incentive or other plans and have no intention of implementing any of these plans for the foreseeable future.

Employee Pension, Profit Sharing or other Retirement Plans

We do not have a defined benefit, pension plan, profit sharing or other retirement plan, although we may adopt one or more of such plans in the future.

Compensation of Directors

Our directors do not receive any compensation pursuant to any standard arrangement for their services as directors.

Employment Agreements

On March 3, 2011, we entered into an Employment Agreement with our CFO, Eric Zhang. Pursuant to the Employment Agreement, Mr. Zhang will receive  (i) an annual salary of $25,000 ($50,000 if the Company is listed on national exchanges), and (ii) options to purchase 100,000 shares of the Company's common stock, which will vest in three equal installments starting on March 3, 2012, with an exercise price of $0.24. The Employment Agreement has a term of three years and has been tentatively extended through March 31, 2014.

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

Item 12.          Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

	Number of Shares Beneficially Owned (1)		Percentage of Outstanding Shares (1)
Name and Address

Directors and Officers
Yunhui Yu	7,000,000	(2)	44.27%
Chairman and CEO
No. 5 Beiji Road
Nanning, China 530011

Eric Zhang	100,000	(3)	*
Chief Financial Officer
No. 5 Beiji Road
Nanning, China 530011

Jinsong Zhang	72,000		*
Chief Administrative Officer
No. 5 Beiji Road
Nanning, China 530011

Jialin Zhang	2,000		*
Director
Longxiangju Num.201, Qingxiu Village,
Qingshan Road
Nanning, China

Xiangwei Zeng	--		--
Director
Jiangnan District
Nanning, China

All officers and directors as	7,174,000		45.08%
a group (5 persons)
5% Shareholder
Liyu Chen	3,000,000	(2)	18.97%
Jinhu Road #22
Mingdu Park 32221
Nanning, China

*   Less than 1%

Item 12.          Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters - continued

(1)
In determining beneficial ownership of our common stock as of a given date, the number of shares shown includes shares of common stock which may be acquired on exercise of warrants or options or conversion of convertible securities within 60 days of that date. In determining the percent of common stock owned by a person or entity on March 28, 2014, (a) the numerator is the number of shares of the class beneficially owned by such person or entity, including shares which may be acquired within 60 days on exercise of warrants or options and conversion of convertible securities, and (b) the denominator is the sum of (i) the total shares of common stock outstanding on March 28, 2014 (15,812,191), and (ii) the total number of shares that the beneficial owner may acquire upon conversion of the preferred and on exercise of the warrants and options. Unless otherwise stated, each beneficial owner has sole power to vote and dispose of its shares.

(2)
Liyu Chen is the wife of Yunhui Yu and she beneficially owns 3,000,000 shares of our common stock or 18.9%. Ownership of shares of our common stock by Mr. Yu does not include ownership of shares of our common stock by Ms. Chen, likewise, ownership of shares of our common stock by Ms. Chen does not include ownership of shares of our common stock by Mr. Yu.

(3)	Represents options to purchase 100,000 shares of our common stock at an exercise price of $0.24 per share.

Item 13.          Certain Relationships and Related Transactions, and Director Independence.

The Company entered into agreements with Nanning Tongji Chain Pharmacy Co. Ltd., Guangxi Tongji Medicine Co. Ltd., and Nanning Switch Factory whereby the Company from time to time will advance amounts to assist them in their operations. The three companies have common major stockholders. The advanced amounts accrue interest at a rate of 1.5% per annum. The amount receivable as of December 31, 2013 and December 31, 2012 was $45,695 and $43,900, respectively. Interest income for the year ended December 31, 2013 and 2012 were approximately $675 and $658, respectively.

The Company entered into an agreement with the Chairman and a stockholder of the Company, Nanning Tongji Chain Pharmacy Co. Ltd., Guangxi Tongji Medicine Co. Ltd., and Nanning Tongji Electric Coating Factory, whereby the Company from time to time will be advanced amounts to assist them in their operations. The advanced amounts accrue interest at a rate of 1.5% per annum. As of December 31, 2013 and December 31, 2012, $11,421,363 and $10,622,745 were payable to these related parties, respectively. Interest expenses for the year ended December 31, 2013 and 2012 were $162,271 and $159,283, respectively.

The Company purchases the majority of its medicine supplies from Guangxi Tongji Medicine Co. Ltd., a related party controlled by our Chief Executive Officer, Yunhui Yu. Medicine purchased accounted for 37% and 56% of all medicine purchases for year ended December 31, 2013 and 2012.

The Company has entered into a lease agreement for its hospital buildings with Guangxi Tongji Medicine Co. Ltd that expires December 2014. The monthly rent is approximately $2,500.

Independent Directors

None of our Board of Directors is an independent director, as such term is defined by the rules of the New York Stock Exchange,

Item 14.          Principal Accounting Fees and Services.

We were billed by our former and current independent public accounting firms, EFP Rotenberg LLP and Anton & Chia, LLP, for the following professional services they performed for us during the years ended December 31, 2013 and 2012 as set forth in the table below.

	Year Ended December 31,
	2013	2012
Audit fees	$58,758	$33,500
Audit-related fees	$17,410	$--
Tax fees	$--	$--
All other fees	$68,374	$--

Our Board of Directors pre-approves all audit and non-audit services performed by the Company's auditor and the fees to be paid in connection with such services.

PART IV

ITEM 15.       EXHIBITS, FINANCIAL STATEMENTS SCHEDULES

Number	Exhibit

2	Plan of Merger (1)

3.1	Articles of Incorporation (1)

3.2	Bylaws (1)

10.1	Employment Agreement, dated March 3, 2011 between the Company and Eric Zhang (2)

21.1	List of Subsidiaries (1)

31.1	Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *

31.2	Certification of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *

32.1	Certification of the Principal Executive Officer pursuant to U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. **

32.2	Certification of the Principal Financial Officer pursuant to U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. **

101.INS	XBRL Instance Document*

101.SCH	XBRL Taxonomy Extension Schema*

101.CAL	XBRL Taxonomy Extension Calculation Linkbase*

101.DEF	XBRL Taxonomy Extension Definition Linkbase*

101.LAB	XBRL Taxonomy Extension Label Linkbase*

101.PRE	XBRL Taxonomy Extension Presentation Linkbase*

(1) Incorporated by reference to the same exhibit filed with our registration statement on Form SB-2 (File No. 333-140645).
(2) Incorporated by reference to Exhibit 10.1 to our current report on Form 8-K filed on March 9, 2011 (File No. 333-140645).
*Filed herewith.
**Furnished herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Tongji Healthcare Group, Inc

Date: March 31, 2014	By:	/s/ Yunhui Yu
Yunhui Yu President and Chief Executive Officer (Principal Executive Officer)

Date: March 31, 2014	By:	/s/ Eric Zhang
Eric Zhang Chief Financial Officer (Principal Financial and Accounting Officer)

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Yunhui Yu	President, Chief Executive Officer	March 31, 2014
Yunhui Yu	and Chairman (Principal Executive Officer)

/s/ Eric Zhang	Chief Financial Officer	March 31, 2014
Eric Zhang	(Principal Financial and Accounting Officer)

/s/ Xiangwei Zeng	Vice President and a Director	March 31, 2014
Xiangwei Zeng

/s/ Jialin Zhang	Vice President and a Director	March 31, 2014
Jialin Zhang