Form 10-Q
period 2014-03-31
Tongji Healthcare Group, Inc.
filed 2014-05-15
CIK 1389518

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2014

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

Indicate the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:

As of May 14, 2014, there were 15,812,191 shares of $0.001 par value common stock issued and outstanding.

FORM 10-Q

TONGJI HEALTHCARE GROUP, INC.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

The unaudited condensed consolidated financial statements of registrant as of March 31, 2014 and December 31, 2013 and for the three months ended March 31, 2014 and 2013 follow. The condensed consolidated financial statements reflect all adjustments which are, in the opinion of management, necessary for a fair presentation of the results for the interim periods presented. All such adjustments are of a normal and recurring nature.

TONGJI HEALTHCARE GROUP, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	March 31, 2014	December 31, 2013

ASSETS

Current Assets
Cash	$20,833	$7,793
Accounts receivable, net	308,748	351,221
Due from related parties	117,369	120,352
Medical supplies	102,179	148,286
Prepaid expenses and other current assets	10,859	10,690

Total Current Assets	559,988	638,342

Equipment, net	1,494,212	1,555,282

Construction in progress	13,835,886	13,376,281

Deposits	184,723	189,851

Intangible assets, net	85,607	90,468

TOTAL ASSETS	$16,160,416	$15,850,224

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities
Accounts payable and accrued expenses	$650,160	$633,061
Due to related parties	14,721,149	14,232,773
Other payable	558,471	612,800
Current portion of capital lease payable	401,196	402,138

Total Current Liabilities	16,330,976	15,880,772

Capital lease payable	573,516	695,689

Total Liabilities	16,904,492	16,576,461

Contingencies	1,258,230	1,267,637

STOCKHOLDERS' DEFICIT
Preferred stock; $0.001 par value, 20,000,000 shares authorized and none issued and outstanding	-	-
Common stock; $0.001 par value, 50,000,000 shares authorized and 15,812,191 shares issued and outstanding as of December 31, 2013 and 2012 respectively	15,812	15,812
Additional paid in capital	440,775	439,510
Accumulated deficit	(2,578,034)	(2,515,021)
Accumulated other comprehensive income	119,141	65,825

Total Stockholders' Deficit	(2,002,306)	(1,993,874)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$16,160,416	$15,850,224

The accompanying notes are an integral part of these condensed consolidated financial statements.

TONGJI HEALTHCARE GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
FOR THE THREE MONTH PERIODS ENDED MARCH 31,
(UNAUDITED)

	2014	2013

OPERATING REVENUE
In-patient service revenue	$263,176	$250,055
Out-patient service revenue	277,777	235,522
Total operating revenue	540,953	485,577

OPERATING EXPENSES
Administrative expenses	49,940	33,480
Depreciation and amortization expenses	23,284	23,184
Contingency loss	24,214	-
Medicine and supplies	231,323	234,456
Other operating expenses	74,990	92,359
Salary and fringes	183,263	154,767
Total operating expenses	587,014	538,246

LOSS FROM OPERATIONS	(46,061)	(52,669)

OTHER INCOME (EXPENSE)
Other income	9,464	7,380
Interest expense, net	(26,416)	(44,899)
Total Other Expense	(16,952)	(37,519)

LOSS BEFORE INCOME TAXES	(63,013)	(90,188)

Provision for income taxes	-	-

NET LOSS	(63,013)	(90,188)

OTHER COMPREHENSIVE INCOME(LOSS)
Foreign currency translation gain (loss)	53,316	(1,897)

NET COMPREHENSIVE LOSS	$(9,697)	$(92,085)

Net Income (loss) per common stock-Basic and Diluted	$(0.00)	$(0.01)

Weighted average common stock outstanding
Basic and Diluted	15,812,191	15,812,191

The accompanying notes are an integral part of these condensed consolidated financial statements.

TONJI HEALTHCARE GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTH PERIODS ENDED MARCH 31,
(UNAUDITED)

	2014	2013
Operating activities:
Net loss	$(63,013)	$(90,188)
Adjustments to reconcile net loss to
Net cash provided by (used in) operating activities:
Depreciation expense	23,284	23,184
Stock option expense	1,265	1,252
Increase/(decrease) in operating assets and liabilities:
Accounts receivable	33,902	53,571
Medical supplies	43,014	(14,427)
Prepaid expense and other current assets	(459)	(12,465)
Deposit	164	-
Accounts payable and accrued expenses	34,297	59,813
Other payables	(39,005)	(208,526)
Contingent liability	24,214	14,054

Net Cash Provided by (Used in) Operating Activities	57,663	(173,732)

Investing activities:
Acquisitions of fixed assets	-	(790)
Construction in progress	(824,816)	(122,187)
Due from related parties	(170)	52,335

Net Cash Used in Investing Activities	(824,986)	(70,642)

Financing activities:
Payments of capital lease	(96,144)	(84,797)
Due to related parties	876,960	289,975

Net Cash Provided by Financing Activities	780,816	205,178

Effects of foreign currency translation	(453)	2,389

Net increase (decrease) in Cash	13,040	(36,807)

Cash-Beginning of Period	7,793	81,135

Cash-Ending of Period	$20,833	$44,328

Cash Paid During the Year for:
Income taxes	$-	$-
Interest paid	$26,247	$33,491

The accompanying notes are an integral part of these condensed consolidated financial statements.

TONGJI HEALTHCARE GROUP, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2014
(UNAUDITED)

NOTE 1- ORGANIZATION

Nanning Tongji Hospital, Inc. ("NTH") was established in Nanning in the province of Guangxi of the People’s Republic of China ("PRC" or “China”) by the Nanning Tongji Medical Co. Ltd. and an individual on October 30, 2003.

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

On December 19, 2006, NTH filed the Articles of Incorporation in the State of Nevada to establish Tongji Healthcare Group, Inc. (the "Company"). On the same day, Tongji, Inc., a wholly owned subsidiary of the Company, was incorporated in the State of Colorado. Tongji Inc. was later dissolved on March 25, 2011.

On December 27, 2006, Tongji Inc. acquired 100% of the equity in NTH pursuant to an Agreement and Plan of Merger, pursuant to which NTH became a wholly owned subsidiary of Tongji Inc. Pursuant to the Agreement and Plan of Merger, the Company issued 15,652,557 shares of common stock to the stockholders of NTH in exchange for 100% of the issued and outstanding shares of common stock of NTH. Thereafter and for purposes of these consolidated financial statements the "Company" and "NTH" are used to refer to the operations of NTH. The acquisition of NTH was accounted for as a reverse acquisition under the purchase method of accounting since the stockholders of NTH obtained control of the consolidated entity. Accordingly, the reorganization of the two companies was recorded as a recapitalization of NTH, with NTH being treated as the continuing operating entity.

The Company is authorized to issue 50,000,000 shares of common stock, par value $0.001 per share and 20,000,000 shares of preferred stock, par value $0.001 per share.

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
March 31, 2014
(UNAUDITED)

NOTE 2- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accompanying unaudited condensed consolidated financial statements have been prepared by management without audit pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted as allowed by such rules and regulations, and management believes that the disclosures are adequate to make the information presented not misleading. These condensed consolidated financial statements include all of the adjustments, which, in the opinion of management, are necessary to a fair presentation of financial position and results of operations. All such adjustments are of a normal and recurring nature. Interim results are not necessarily indicative of results for a full year. The condensed consolidated balance sheet information as of December 31, 2013 was derived from the audited consolidated financial statements included in the Form 10-K. These condensed consolidated financial statements should be read in conjunction with the audited financial statements in the Company’s Annual Report on Form 10-K for the fiscal year ended on December 31, 2013 (“Form 10-K”), filed with the Commission on March 31, 2014.

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

BASIS OF PRESENTATION AND CONSOLIDATION

These financial statements present the Company’s results of operations, financial position and cash flows on a consolidated basis. The consolidated financial statements include the Company and its wholly owned subsidiaries. Intercompany transactions and accounts have been eliminated in consolidation. Our policy is to consolidate all subsidiaries in which a greater than 50% voting interest is owned. The Company operates in one segment in accordance with the accounting guidance FASB ASC topic 280, “Segment Reporting”.

CASH AND CASH EQUIVALENTS

For purposes of the statements of cash flows, the Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents. A substantial amount of the Company’s cash is held in bank accounts in the PRC and is not protected by Federal Deposit Insurance Corporation (FDIC) insurance or any other similar insurance. Cash held in China amounted to $20,833 as of March 31, 2014. Given the current economic environment and the financial condition of the banking industry, there is a risk that the deposits may not be readily available or covered by such insurance. The Company has had no loss of cash in domestic or foreign banks in past years.

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

TONGJI HEALTHCARE GROUP, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2014
(UNAUDITED)

NOTE 2- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - continued

The exchange rates used to translate amounts in RMB into USD for the purposes of preparing the financial statements were as follows:

March 31, 2014
Balance sheet	RMB 6.22 to US $1.00
Statement of income and other comprehensive income	RMB 6.10 to US $1.00

December 31, 2013
Balance sheet	RMB 6.05 to US $1.00
Statement of income and other comprehensive income	RMB 6.15 to US $1.00

March 31, 2013
Balance sheet	RMB 6.27 to US $1.00
Statement of income and other comprehensive income	RMB 6.28 to US $1.00

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

The Company has estimated a bad debt allowance of approximately $43,000 as of March 31, 2014 and $44,000 as of December 31, 2013.

FAIR VALUE OF FINANCIAL INSTRUMENTS

The Company applies the provisions of FASB ASC Topic 825, which requires all entities to disclose the fair value of financial instruments, both assets and liabilities recognized and not recognized on the balance sheet, for which it is practicable to estimate fair value, and defines fair value of a financial instrument as the amount at which the instrument could be exchanged in a current transaction between willing parties. As of March 31, 2014 and December 31, 2013 the fair value of cash and cash equivalents, accounts receivable, accounts payable and accrued expenses, notes payable and other payables approximated the carrying value due to the short maturity of the instruments, quoted market prices or interest rates which fluctuate with market rates except for related party debt or receivables for which it is not practicable to estimate fair value.

TONGJI HEALTHCARE GROUP, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2014
(UNAUDITED)

NOTE 2- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - continued

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
March 31, 2014
(UNAUDITED)

NOTE 2- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - continued

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
March 31, 2014
(UNAUDITED)

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

The Company tests long-lived assets for recoverability at least annually or more frequently upon the occurrence of an event or when circumstances indicate that the net carrying amount is greater than its fair value. Assets are grouped and evaluated at the lowest level for their identifiable cash flows that are largely independent of the cash flows of other groups of assets. The Company considers historical performance and future estimated results in its evaluation of potential impairment and then compares the carrying amount of the asset to the future estimated cash flows expected to result from the use of the asset. If the carrying amount of the asset exceeds estimated expected undiscounted future cash flows, the Company measures the amount of impairment by comparing the carrying amount of the asset to its fair value. The estimation of fair value is generally measured by discounting expected future cash flows at the rate the Company utilizes to evaluate potential investments. The Company estimates fair value based on the information available in making whatever estimates, judgments and projections are considered necessary. There was no impairment of long-lived assets for the three months ended March 31, 2014 and 2013.

BASIC AND DILUTED EARNINGS PER SHARE

Earnings per share (EPS) is calculated in accordance with the FASB ASC Topic 260, “Earnings Per Share.” Basic net income (loss) per share is based upon the weighted average number of common shares outstanding. Diluted net income (loss) per share is based on the assumption that all dilutive convertible shares and stock options were converted or exercised. Dilution is computed by applying the treasury stock method. Under this method, options and warrants are assumed to be exercised at the beginning of the period (or at the time of issuance, if later), and as if funds obtained thereby were used to purchase common stock at the average market price during the period. Potentially dilutive securities to purchase 100,000 shares of common stock were not included in the calculation of the diluted earnings per share as their effect would be anti-dilutive for the three months ended March 31, 2014. During the three month period ended March 31, 2014, the average market price of the common stock was less than the exercise price of the stock options and the Company was in net loss position. Accordingly, the stock options were anti-dilutive and have not been included in the calculation of diluted earnings per share.

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
March 31, 2014
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

Stock-based compensation costs that have been included in operating expenses amounted to $1,265 and $1,252, for the three month periods ended March 31, 2014 and 2013, respectively.

COMPREHENSIVE INCOME

The Company reports comprehensive income in accordance with FASB ASC Topic 220 “Comprehensive Income," which established standards for reporting and displaying comprehensive income and its components in a financial statement that is displayed with the same prominence as other financial statements.

Total comprehensive income is defined as all changes in stockholders' equity during a period, other than those resulting from investments by and distributions to stockholders (i.e., issuance of equity securities and dividends). Generally, for the Company, total comprehensive income (loss) equals net income (loss) plus or minus adjustments for currency translation. Total comprehensive income (loss) represents the activity for a period net of related tax and was a loss of $9,697 and $92,085 for the three month periods ended March 31, 2014 and 2013, respectively.

While total comprehensive income is the activity in a period and is largely driven by net earnings in that period, accumulated other comprehensive income or loss (“AOCI”) represents the cumulative balance of other comprehensive income as of the balance sheet date. For the Company, AOCI is primarily the cumulative balance related to the currency adjustments and increased overall equity by $119,141 and $65,825 as of March 31, 2014 and December 31, 2013, respectively.

TONGJI HEALTHCARE GROUP, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2014
(UNAUDITED)

NOTE 2- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - continued

RECENT ACCOUNTING PRONOUNCEMENTS

Recent accounting pronouncements issued by the FASB, the AICPA and the SEC  did not, or are not believed by management to, have a material effect on the Company’s present or future consolidated financial statements.

GOING CONCERN

The accompanying consolidated financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern. However, the Company has negative working capital of $15,770,988, an accumulated deficit of $2,578,034, and a stockholders’ deficit of $2,002,306 as of March 31, 2014. The Company’s ability to continue as a going concern ultimately is dependent on the management’s ability to obtain equity or debt financing, attain further operating efficiencies, and achieve profitable operations. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might be necessary should the Company not be able to continue as a going concern.

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

NOTE 3- EQUIPMENT

Equipment as of March 31, 2014 and December 31, 2013 comprised the following:

	Estimated Useful Lives (Years)	March 31, 2014	December 31, 2013
Office equipment	5-10	$86,656	$88,985
Medical equipment	5	2,757,763	2,831,882
Fixtures	10	113977	117,040
Vehicles	5	44,792	45,995
Total equipments		3,003,188	3,083,902

Less accumulated depreciation		(1,508,976)	(1,528,620)

Property and equipment, net		$1,494,212	$1,555,282

Depreciation expense charged to operations was $23,284 and $23,184 for the three months periods ended March 31, 2014 and 2013.

NOTE 4- CONSTRUCTION IN PROGRESS

The Company is constructing a new hospital building on leased land. Costs capitalized primarily consists of payments for construction costs, acquisition cost, land rights cost, development expenditure, professional fees, and capitalized interest. The Company is required to make payments for construction costs of approximately $7,870,000 and any excess construction cost payments incurred during the construction phase. As of March 31, 2014, the Company had paid approximately $13,800,000 for the construction of the hospital building. The Company estimates the additional costs to complete the project to be $31,000,000. The land lease term will start upon completion of the new hospital building, which  is expected to be in the middle of 2014.

The Company will amortize the cost of the hospital building over the life of the land lease of twenty years. Capitalized interest was approximately $435,000 as of March 31, 2014.

TONGJI HEALTHCARE GROUP, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2014
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

In September 2009, Guangxi Nanning Tingyouyuxiang Commercial Co., Ltd. (“Tingyouyuxiang”) filed a civil suit against Nanning Tongji in the People’s Court. In the complaint, Tingyouyuxiang asserted a breach of contract claim against Nanting Tongji, alleging that Nanning Tongji had failed to make timely and total payment of RMB 5,050,000 (approximately $800,000) under certain Supplement Agreement by and among Nanning Tongji, Tingyouyuxiang and the Eighth Group of Langdong Village Committee, Nanhu Community Office, Qingxiu District, Nanning City (the “Village Committee”). One December 30, 2009, the People’s Court ruled that Nanning Tongji shall pay to Tingyouyuxiang damages of RMB 5,050,000 (approximately $800,000) plus interest and the court hearing fee of approximately $320,000. On March 9, 2012, Nanning Tongji appealed to the Intermediate Court, alleging, among other things, that Nanning Tongji was never served. On June 6, 2012, the Intermediate Court remanded the case to the People’s Court. On April 16, 2014, the Intermediate Court dismissed Tingyouyuxiang’s appeal and affirmed the decision of the People’s Court. The Company had accrued approximately $1,258,000 as of March 31, 2014.

NOTE 6- MAJOR SUPPLIERS AND CUSTOMERS

The Company purchases the majority of its medicine supplies from Guangxi Tongji Medicine Co. Ltd., a related party with common major stockholders. Medicine purchased accounted for 41% and 48% of all medicine purchases for three month periods ended March 31, 2014 and 2013, respectively. The Company had two major customers for the three month periods ended March 31, 2014 and March 31, 2013: Nanning Social Insurance Center and China UMS Co., Ltd. Revenue from Nanning Social Insurance Center accounted for 36% and 37% of revenue for the three month periods ended March 31, 2014 and 2013, respectively. Revenue from China UMS Co., Ltd. accounted for 10% and 9% of revenue for the three month periods ended March 31, 2014 and 2013, respectively.

As of March 31, 2014, accounts receivable due from Nanning Social Insurance Center and China UMS Co., Ltd. were approximately $341,000, and $2,700, respectively.

NOTE 7- CAPITAL LEASE OBLIGATIONS

Sale and Lease Back

On March 25, 2011, the Company completed a financing arrangement with an independent third party to sell and leaseback certain machinery and equipment. The net carrying value of the machinery and equipment sold was $262,683. The machinery and equipment was sold for $371,517, of which $334,365 was received in cash and $37,152 was held as refundable deposit. The transaction has been accounted for as a financing arrangement, wherein the property remains on the Company’s books and will continue to be depreciated. A financing obligation in the amount of $371,517, representing the proceeds, has been recorded under “Capital Lease Payable” in the Company’s Balance Sheet, and is being reduced based on payments under the lease. Capital lease payable was $188,363 as of March 31, 2014. The lease does not contain an option to renew. There is also no contingent rent or concessions, or any leasehold improvement incentives.

TONGJI HEALTHCARE GROUP, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2014
(UNAUDITED)

NOTE 7- CAPITAL LEASE OBLIGATIONS - continued

The lease has a term of 5 years and requires minimum annual rental payments including principal and interest as follows:

Year Ending December 31	Amount
2014	$75,797
2015	101,062
2016	33,687
Total minimum lease payments	210,546
Less: interest payments	22,183
PV of minimum capital lease payments	188,363
Less: current obligations under capital lease	85,304
Long term capital lease obligation	$103,059

In October 2011, the Company entered into an agreement to lease certain machinery and equipment that are classified as capital leases. The cost of equipment under capital leases of approximately $1,430,000 is included in the Balance Sheet as property, plant, and equipment at March 31, 2014. Those equipment are to be placed in service upon usage approval from the Chinese government and hiring qualified personnel. As of March 31, 2014, the Company still has not received the approval. Accumulated depreciation and impairment loss of the leased equipment at March 31, 2014 was approximately $565,000.  Capital Lease Payable was approximately $786,000 as of March 31, 2014.

The lease has a term of 5 years and requires minimum annual rental payments including principal and interest as follows:

Year Ending December 31	Amount
2014	$282,780
2015	377,041
2016	219,940
Total minimum lease payments	879,761
Less: interest payments	93,413
PV of minimum capital lease payments	786,348
Less: current obligations under capital lease	315,891
Long term capital lease obligation	470,457

TONGJI HEALTHCARE GROUP, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2014
(UNAUDITED)

NOTE 8- OTHER PAYABLE

Other payable as of March 31, 2014 and December 31, 2013 consists of the following:

	March 31, 2014	December 31, 2013
Advance from customers	$(6,501)	$5,160
Welfare payable	23,331	31,343
Capital lease deposits paid by third party	349,825	359,227
Lawsuit settlement payable	-	-
Other payables	191,816	217,070
Total	$558,471	$612,800

NOTE 9- STOCKHOLDERS' EQUITY

Preferred Stock

As of March 31, 2014 and December 31, 2013, the Company has 20,000,000 shares of preferred stock authorized with a par value of $0.001. There are no shares issued and outstanding as of March 31, 2014.

Common Stock

As of March 31, 2014 and December 31, 2013, the Company has 50,000,000 shares of common stock authorized with a par value of $0.001.

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

As of March 31, 2014, the Company had accumulated deficits of $2,578,034. Therefore, the Company did not appropriate any fund for the statutory surplus reserve for the three month period ended March 31, 2014.

TONGJI HEALTHCARE GROUP, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2014
(UNAUDITED)

NOTE 9- STOCKHOLDERS' EQUITY - continued

Stock Option

Stock-based compensation amounted to $1,265 and $1,252 for the three month periods ended March 31, 2014 and 2013, respectively.

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

TONGJI HEALTHCARE GROUP, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2014
(UNAUDITED)

NOTE 9- STOCKHOLDERS' EQUITY - continued

The following table summarizes stock option activity in the Company's stock-based compensation plans for the three month period ended March 31, 2014.

	Number of Shares	Weighted Average Exercise Price	Aggregate Intrinsic Value (in thousands)	Number of Shares Exercisable
Outstanding at January 1, 2014	100,000	$0.24	$-	-
Granted	-	-	-	-
Exercised	-	-	-	-
Cancelled/expired	-	-	-	-

Outstanding at March 31, 2014	100,000	$0.24	$-	-

There were no options granted, exercised or cancelled/expired during the three month period ended March 31, 2014.

NOTE 10- RELATED PARTY TRANSACTIONS AND COMMITMENTS

Due from/to Related Parties

The Company has entered into agreements with Nanning Tongji Chain Pharmacy Co. Ltd., Guangxi Tongji Medicine Co. Ltd., and Nanning Switch Factory whereby the Company from time to time will advance funds to assist them with their operations. The three companies have common major stockholders. The advanced amounts accrue interest at a rate of 1.5% per annum. The amount receivable as of March 31, 2014 and December 31, 2013 was $44,499 and $45,695, respectively. Interest income for the three month periods ended March 31, 2014 and 2013 were approximately $169 and $165, respectively.

The Company has entered into an agreement with the Chairman and a stockholder of the Company, Nanning Tongji Chain Pharmacy Co. Ltd., Guangxi Tongji Medicine Co. Ltd., and Nanning Tongji Electric Coating Factory, whereby the Company from time to time will be advanced funds to for its operations. The advanced amounts accrue interest at a rate of 1.5% per annum. As of March 31, 2014 and December 31, 2013, $13,470,391 and $11,421,363 were payable to these related parties, respectively. Interest expenses for the three month periods ended March 31, 2014 and 2013 were $45,643 and $36,699, respectively.

Rental Commitments

The Company has entered into a lease agreement for their hospital with Guangxi Tongji Medicine Co. Ltd that expires in December 2014. The monthly lease payment is approximately $2,500. The Company is also in the process of building a new 600-bed hospital in Nanning, China and expects the new hospital to be completed by the middle of 2014. The hospital is being constructed by Guangxi Construction Engineering Corporation Langdong 8th Group and, when completed, the land will be leased by the Company for a twenty-year term. The annual lease payments will gradually increase each year. Based on the exchange rate at March 31, 2014, minimum future lease payments are as follows:

TONGJI HEALTHCARE GROUP, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2014
(UNAUDITED)

NOTE 10- RELATED PARTY TRANSACTIONS AND COMMITMENTS - continued

	Related Party	Non-Related Party	Total
1-5 years	$23,800	$2,751,459	$2,775,259
6-10 years	-	3,153,621	3,153,621
11-15 years	-	3,544,388	3,544,388
16-20 years	-	1,463,870	1,463,870
Total	$23,800	$10,913,338	$10,937,138

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations - continued

The Company had two major customers for the three month periods ended March 31, 2014 and March 31, 2013: Nanning Social Insurance Center and China UMS Co., Ltd. Revenue from Nanning Social Insurance Center accounted for 36% and 37% of revenue for the three month periods ended March 31, 2014 and 2013, respectively. Revenue from China UMS Co., Ltd. accounted for 10% and 9% of revenue for the three month periods ended March 31, 2014 and 2013, respectively.

About 41% of the drugs and medications we use in the hospital and sell to our patients are purchased from Guangxi Tongji Medicine Co., Ltd., a related company controlled by our Chief Executive Officer, Yunhui Yu, at prevailing market prices. The rest comes from other suppliers. Two of these other suppliers are responsible for more than 10% of our total purchases.

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

The medical system in the PRC is different from that in the United States. Private medical insurance is not generally available to the PRC’s population and as a result services and medications provided by our hospital are usually paid by cash or by the Medicare agencies of the Nanning municipal government and the Guangxi provincial government. Our billing system automatically calculates the reimbursements that we are entitled to base upon regulations promulgated by theses government agencies. We bill the Medicare agencies directly for services provided to patients covered by these Medicare programs. In addition, due to the fact that rates are established by the government, there is no difference between rates for patients covered by Medicare and patients who pay cash.

Since we only deal with the Nanning municipal and the Guangxi provincial Medicare agencies, we are familiar with their regulations pertaining to reimbursements. As a result, there is normally no material difference between the amounts we bill and the amounts we receive for services provided to Medicare patients.

Results of Operation - Three Months Ended March 31, 2014 and 2013

Material changes of items in our Statement of Operations for the three months ended March 31, 2014, as compared to the three months ended March 31, 2013, are discussed below.

Operating Revenues – Operating revenue for the three month period ended March 31, 2014, which resulted primarily from in-patient service revenue and out-patient service, was $540,953, an increase of $55,376 or 11%, as compared with the operating revenue of $485,577 for the same period of 2013. Our in-patient service revenue was $263,176 for the three month period ended March 31, 2014, as compared to $250,055 for the same period in 2013, a slight increase of $13,121 or 5%. Our out-patient service revenue was $277,777 for the three month period ended March 31, 2014, an increase of $42,255 or 18% as compared to $235,522 for the same period in 2013. The increase in the out-patient service revenue was primarily due to extended service hours offered in some of our out-patient service department.

Operating Expenses – Operating expenses were $587,014 for the three month period ended March 31, 2014, an increase of 9% as compared to $538,246 for the same period of 2013. The increase was primarily due to an increase of approximately of $28,000 in salary and fringes expenses, an increase of approximately $24,000 in contingency loss, and an increase of approximately $16,000 in administration expenses resulting from the increase in out-patient service revenue, partially offset by a decrease of approximately $17,000 in other operating expenses.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations - continued

Loss from Operations - Operating loss was $46,061 for the three month period ended March 31, 2014, a decrease of $6,608 or 13% as compared to an operating loss of $52,669 for the same period of 2013. The primary reason for the decrease is the aforementioned changes.

Interest Expense – Interest expense for the three month period ended March 31, 2014 was $26,416 as compared to $44,899 for the three month period ended March 31, 2013, a decrease of $18,483 or 41%. The decrease was primarily due to the decrease in capital lease obligations.

Net Loss - As a result of the forgoing, the Company had a net loss of $63,013 during the quarter ended March 31, 2014, compared to a net loss of $90,188 for the comparative period in 2013, a decrease of $27,175 or 30%.

Trends, Events and Uncertainties

The China Ministry of Health, as well as other related agencies, has proposed changes to the price limit we can charge for medical services, drugs and medications. We cannot predict the impact of these proposed changes since the changes are not fully defined and we do not know whether those proposed changes will be implemented or when they may take effect.

We are in the process of building a new 600-bed hospital building in Nanning city on leased land. We expect the new hospital building to be completed by the middle of 2014. The hospital building is being constructed by Guangxi Construction Engineering Corporation Langdong 8th Group (“Langdong 8th Group”). The lease payments for the land will start after the construction is completed. Annual lease payments for the land will increase every year. Our agreement with Langdong 8th Group obligates us to pay approximately $7,870,000 for construction related costs. In addition, we are responsible for any additional costs necessary to complete the project. As of March 31, 2014, we had paid approximately $13,800,000 for the construction of the hospital. We borrowed most of the funds from our related company Guangxi Tongji Medicine Co., Ltd. We estimate the additional costs to complete the project to be $31,000,000. We expect to obtain the additional funding through borrowing from bank and sales of some company owned properties. We will continue to operate in our existing hospital buildings after the completion of the new hospital building.  We plan to acquire other hospitals and companies involved in the healthcare industry in the PRC using cash and shares of our common stock. Substantial capital may be needed for these acquisitions and we may need to raise additional funds through the sale of our common stock, debt financing or other arrangements. We do not have any commitments or arrangements from any person to provide us with any additional capital. Additional capital may not be available to us, or if available, on acceptable terms, in which case we would not be able to acquire other hospitals or businesses in the healthcare industry.

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

The following shows our material sources and uses of cash during the three month periods ended March 31, 2014 and 2013:

	2014	2013
Cash provided by (used in) operating activities	$57,663	$(173,732)

Cash (used in) investing activities	$(824,986)	$(70,642)

Cash provided by financing activities	$780,816	$205,178

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

Net cash provided by operating activities was $57,663 for the three months ended March 31, 2014, an increase of $231,395 or 133%, as compared with the net cash used in operating activities of $173,732 for the same period in 2013. The increase in net cash provided by operating activities was primarily due to a decrease of lawsuit settlement payout of approximately $174,000, a decrease of approximately $57,000 in medical supply purchases and a decrease of $27,000 in net operating loss, offset by an increase of approximately $20,000 in accounts receivable and an increase of approximately $25,000 in accounts payable pay-out for the three month period ended March 31, 2014.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations - continued

Investing Activities

Net cash used in investing activities primarily consists of acquisition of equipment and purchases of construction in progress.

Net cash used in investing activities was $824,816 for the three months ended March 31, 2014, an increase of $754,344 or 1,068%, as compared with the net cash used in investing activities of $70,642 for the same period in 2013. The increase in net cash used in investing activities was primarily due to an increase of approximately $702,000 in construction in progress and an increase of payment to related parties loan of approximately $52,000.

Financing Activities

Net cash provided by financing activities primarily consists of proceeds from related party loans.

Net cash provided by financing activities was $780,816 for the three months ended March 31, 2014, an increase of $575,638 or 281%, as compared with the net cash provided by financing activities of $205,178 for the same period in 2013. The increase was primarily attributable to increase in fund advanced by related parties for the construction of the new hospital building.

Working Capital

Our working capital was negative $15,770,988 as of March 31, 2014, as compared with negative $15,242,430 as of December 31, 2013, an increase of $528,558, which is primarily attributable to the related party loan of approximately $488,000 to fund the construction of the new hospital.

Rental Commitments

The Company has entered into a lease agreement for their hospital building with Guangxi Tongji Medicine Co. Ltd that expires in December 2014. The monthly lease payment is approximately $2,500. The Company is also in the process of building a new 600-bed hospital building in Nanning, China and expects the new hospital building to be completed by the middle of 2014. The hospital building is being constructed by Langdong 8th Group and, when completed, the land will be leased by the Company for a twenty-year term. The annual lease payments will gradually increase each year. Based on the exchange rate at March 31, 2014, minimum future lease payments are as follows:

	Related Party	Non-Related Party	Total
1-5 years	$23,800	$2,751,459	$2,775,259
6-10 years	-	3,153,621	3,153,621
11-15 years	-	3,544,388	3,544,388
16-20 years	-	1,463,870	1,463,870
Total	$23,800	$10,913,338	$10,937,138

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations - continued

Going Concern

The accompanying consolidated financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern. However, the Company has negative working capital of $15,770,988, an accumulated deficit of $2,578,034, and a stockholders’ deficit of $2,002,306 as of March 31, 2014. The Company’s ability to continue as a going concern ultimately is dependent on the management’s ability to obtain equity or debt financing, attain further operating efficiencies, and achieve profitable operations. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might be necessary should the Company not be able to continue as a going concern.

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

As of March 31, 2014, our management, under the supervision of and with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as required by Rules 13a-15(b) and 15d-15(b) under the Exchange Act. Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of March 31, 2014 as a result of the material weaknesses identified in our internal control over financial reporting, which are discussed below. Our management considers our internal control over financial reporting to be an integral part of our disclosure controls and procedures.

Specifically, our management identified certain matters involving internal control and our operations that it considered to be material weaknesses. As defined in the Exchange Act, a material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the registrant's annual or interim financial statements will not be prevented or detected on a timely basis. The material weaknesses identified by our management as of March 31, 2014, are described below:

•	We did not design, implement, or maintain effective entity-level controls related to our control environment, resulting in the following significant control deficiencies:

Item 4. Controls and Procedures - continued

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

o
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

In September 2009, Guangxi Nanning Tingyouyuxiang Commercial Co., Ltd. (“Tingyouyuxiang”) filed a civil suit against NTH in the People’s Court. In the complaint, Tingyouyuxiang asserted a breach of contract claim against NTH, alleging that NTH had failed to make timely and total payment of RMB 5,050,000 (approximately $800,000) under certain Supplement Agreement by and among NTH, Tingyouyuxiang and Langdong 8th Group. On December 30, 2009, the People’s Court ruled that NTH shall pay to Tingyouyuxiang damages of RMB 5,050,000 (approximately $800,000) plus interest and the court hearing fee of approximately $320,000. On March 9, 2012, NTH appealed to the Intermediate People’s Court in Nanning City, People’s Republic of China (“Intermediate Court”), alleging, among other things, that NTH was never served. On June 6, 2012, the Intermediate Court remanded the case to the People’s Court. On June 20, 2013, the People’s Court dismissed the action. On October 21, 2013, Tingyouyuxiang appealed the dismissal to the Intermediate Court and the Intermediate Court accepted the appeal on October 21, 2013. On April 16, 2014, the Intermediate Court dismissed Tingyouyuxiang’s appeal and affirmed the decision of the People’s Court.

Item 1A.	Risk Factors.

Not Applicable.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	Mine Safety Disclosures.

Not applicable.

Item 5.	Other Information.

None.

Item 6.	Exhibits.

Copies of the following documents are included as exhibits to this report pursuant to Item 601 of Regulation S-K.

Exhibit No.	Title of Document
3.1	Articles of Incorporation (1)
3.2	Bylaws (1)
10.1	Agreement with Eric Zhang, dated May 12, 2014*
10.2	Guangxi Medical Insurance and Designated Medical Institution Agreement*
31.1	Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
31.2	Certification of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
32.1	Certification of the Principal Executive Officer pursuant to U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 **
32.2	Certification of the Principal Financial Officer pursuant to U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 **
101.INS	XBRL Instance Document*
101.SCH	XBRL Taxonomy Extension Schema Document*
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document*
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document*
101.LAB	XBRL Taxonomy Extension Label Linkbase Document*
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document*

* Filed herewith.
** Furnished herewith.
(1) Incorporated by reference to the same exhibit filed with our registration statement on Form SB-2 (File No. 333-140645).

SIGNATURES

Pursuant to the requirements of the securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TONGJI HEALTHCARE GROUP, INC.

Date: May 15, 2014	By:	/s/ Yunhui Yu
Yunhui Yu President and Chief Executive Officer (Principal Executive Officer)

Date: May 15, 2014	By:	/s/ Eric Zhang
Eric Zhang Chief Financial Officer (Principal Financial Officer)