Form 10-Q
period 2014-06-30
Tongji Healthcare Group, Inc.
filed 2014-08-04
CIK 1389518

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014

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

Indicate the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:

As of July 31, 2014, there were 15,812,191 shares of $0.001 par value common stock issued and outstanding.

FORM 10-Q

TONGJI HEALTHCARE GROUP, INC.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

The unaudited condensed consolidated financial statements of registrant as of June 30, 2014 and December 31, 2013 and for the three and six months ended June 30, 2014 and 2013 follow. The condensed consolidated financial statements reflect all adjustments which are, in the opinion of management, necessary for a fair presentation of the results for the interim periods presented. All such adjustments are of a normal and recurring nature.

TONGJI HEALTHCARE GROUP, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2014	December 31, 2013
	(Unaudited)

ASSETS

Current Assets
Cash	$33,345	$7,793
Accounts receivable, net	225,794	351,221
Due from related parties	117,778	120,352
Medical supplies	73,706	148,286
Prepaid expenses and other current assets	-	10,690

Total Current Assets	450,623	638,342

Equipment, net	1,480,016	1,555,282

Construction in progress	14,401,910	13,376,281

Deposits	183,065	189,851

Intangible assets, net	83,285	90,468

TOTAL ASSETS	$16,598,899	$15,850,224

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities
Accounts payable and accrued expenses	$718,510	$633,061
Due to related parties	15,232,259	14,232,773
Lawsuit payable	1,285,181	-
Other payable	507,814	612,800
Current portion of capital lease payable	411,861	402,138

Total Current Liabilities	18,155,625	15,880,772

Capital lease payable	467,970	695,689

Total Liabilities	18,623,595	16,576,461

Contingencies	-	1,267,637

STOCKHOLDERS' DEFICIT
Preferred stock; $0.001 par value, 20,000,000 shares authorized and none issued and outstanding	-	-
Common stock; $0.001 par value, 50,000,000 shares authorized and 15,812,191 shares issued and outstanding as of June 30, 2014 and December 31, 2013, respectively	15,812	15,812
Additional paid in capital	442,055	439,510
Accumulated deficit	(2,597,017)	(2,515,021)
Accumulated other comprehensive income	114,454	65,825

Total Stockholders' Deficit	(2,024,696)	(1,993,874)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$16,598,899	$15,850,224

The accompanying notes are an integral part of these condensed consolidated financial statements.

TONGJI HEALTHCARE GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(UNAUDITED)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2014	2013	2014	2013

OPERATING REVENUE
In-patient service revenue	$315,426	$287,872	$578,602	$537,927
Out-patient service revenue	354,334	340,114	632,111	575,636
Total operating revenue	669,760	627,986	1,210,713	1,113,563

OPERATING EXPENSES
Administrative expenses	48,294	21,772	98,234	55,252
Depreciation and amortization expenses	22,059	22,735	45,343	45,919
Medicine and supplies	309,209	274,389	540,532	508,845
Other operating expenses	84,572	63,295	159,562	155,654
Salary and fringes	188,320	202,021	371,583	356,788
Total operating expenses	652,454	584,212	1,215,254	1,122,458

INCOME (LOSS) FROM OPERATIONS	17,306	43,774	(4,541)	(8,895)

OTHER INCOME (EXPENSE)
Other income	8,461	7,234	17,925	14,614
Interest expense, net	(44,750)	(88,783)	(95,380)	(133,682)
Total Other Expense	(18,983)	(81,549)	(77,455)	(119,068)

LOSS BEFORE INCOME TAXES	(18,983)	(37,775)	(81,996)	(127,963)

Provision for income taxes	-	-	-	-

NET LOSS	(18,983)	(37,775)	(81,996)	(127,963)

OTHER COMPREHENSIVE INCOME(LOSS)
Foreign currency translation gain (loss)	(4,687)	(27,530)	48,629	(29,427)

NET COMPREHENSIVE LOSS	$(23,670)	$(65,305)	$(33,367)	$(157,390)

Net Income (loss) per common stock-Basic and Diluted	$(0.002)	$(0.004)	$(0.002)	$(0.010)

Weighted average common stock outstanding
Basic and Diluted	15,812,191	15,812,191	15,812,191	15,812,191

The accompanying notes are an integral part of these condensed consolidated financial statements.

TONGJI HEALTHCARE GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTH PERIODS ENDED JUNE 30,
(UNAUDITED)

	2014	2013
Operating activities:
Net loss	$(81,996)	$(127,963)
Adjustments to reconcile net loss to
Net cash provided by (used in) operating activities:
Depreciation expense	45,343	46,746
Stock option expense	2,545	2,546
Increase/(decrease) in operating assets and liabilities:
Accounts receivable	117,610	13,718
Medical supplies	71,404	17,682
Prepaid expense and other current assets	10,489	(10,909)
Deposit	2,213	-
Accounts payable and accrued expenses	101,323	118,702
Other payables	(90,695)	(165,310)
Contingent liability	48,450	72,594

Net Cash Provided by (Used in) Operating Activities	226,686	(32,194)

Investing activities:
Acquisitions of fixed assets	(2,416)	(2,364)
Acquisitions of intangible assets	-	(99,300)
Construction in progress	(1,356,574)	(416,242)
Due from related parties	(336)	52,485

Net Cash Used in Investing Activities	(1,359,326)	(465,421)

Financing activities:
Payments of capital lease	(192,565)	(172,706)
Due to related parties	1,351,097	618,561

Net Cash Provided by Financing Activities	1,158,532	445,855

Effects of foreign currency translation	(340)	(15,828)

Net increase (decrease) in Cash	25,552	(67,588)

Cash-Beginning of Period	7,793	81,135

Cash-Ending of Period	$33,345	$13,547

Cash Paid During the Year for:
Income taxes	$-	$-
Interest paid	$48,514	$65,300

The accompanying notes are an integral part of these condensed consolidated financial statements.

TONGJI HEALTHCARE GROUP, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2014
(UNAUDITED)

NOTE 1- ORGANIZATION

Nanning Tongji Hospital, Inc. ("NTH") was established in Nanning in the province of Guangxi of the People’s Republic of China ("PRC" or “China”) by Nanning Tongji Medical Co. Ltd. and an individual on October 30, 2003.

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

TONGJI HEALTHCARE GROUP, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2014
(UNAUDITED)

NOTE 2- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - continued

CASH AND CASH EQUIVALENTS

For purposes of the statements of cash flows, the Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents. A substantial amount of the Company’s cash is held in bank accounts in the PRC and is not protected by Federal Deposit Insurance Corporation (FDIC) insurance or any other similar insurance. Cash held in China amounted to $33,345 as of June 30, 2014. Given the current economic environment and the financial condition of the banking industry, there is a risk that the deposits may not be readily available or covered by such insurance. The Company has had no loss of cash in domestic or foreign banks in past years.

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

The exchange rates used to translate amounts in RMB into USD for the purposes of preparing the financial statements were as follows:

June 30, 2014
Balance sheet	RMB 6.20 to US $1.00

Statement of income and other comprehensive income	RMB 6.17 to US $1.00

December 31, 2013
Balance sheet	RMB 6.05 to US $1.00

Statement of income and other comprehensive income	RMB 6.15 to US $1.00

June 30, 2013
Statement of income and other comprehensive income	RMB 6.18 to US $1.00

TONGJI HEALTHCARE GROUP, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2014
(UNAUDITED)

NOTE 2- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - continued

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

The Company has estimated a bad debt allowance of approximately $31,000 as of June 30, 2014 and $44,000 as of December 31, 2013.

FAIR VALUE OF FINANCIAL INSTRUMENTS

The Company applies the provisions of FASB ASC Topic 825, which requires all entities to disclose the fair value of financial instruments, both assets and liabilities recognized and not recognized on the balance sheet, for which it is practicable to estimate fair value, and defines fair value of a financial instrument as the amount at which the instrument could be exchanged in a current transaction between willing parties. As of June 30, 2014 and December 31, 2013 the fair value of cash and cash equivalents, accounts receivable, accounts payable and accrued expenses, notes payable and other payables approximated the carrying value due to the short maturity of the instruments, quoted market prices or interest rates which fluctuate with market rates except for related party debt or receivables for which it is not practicable to estimate fair value.

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
June 30, 2014
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
June 30, 2014
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

The Company tests long-lived assets for recoverability at least annually or more frequently upon the occurrence of an event or when circumstances indicate that the net carrying amount is greater than its fair value. Assets are grouped and evaluated at the lowest level for their identifiable cash flows that are largely independent of the cash flows of other groups of assets. The Company considers historical performance and future estimated results in its evaluation of potential impairment and then compares the carrying amount of the asset to the future estimated cash flows expected to result from the use of the asset. If the carrying amount of the asset exceeds estimated expected undiscounted future cash flows, the Company measures the amount of impairment by comparing the carrying amount of the asset to its fair value. The estimation of fair value is generally measured by discounting expected future cash flows at the rate the Company utilizes to evaluate potential investments. The Company estimates fair value based on the information available in making whatever estimates, judgments and projections are considered necessary. There was no impairment of long-lived assets for the three and six months ended June 30, 2014 and 2013.

BASIC AND DILUTED EARNINGS PER SHARE

Earnings per share (EPS) is calculated in accordance with the FASB ASC Topic 260, “Earnings Per Share.” Basic net income (loss) per share is based upon the weighted average number of common shares outstanding. Diluted net income (loss) per share is based on the assumption that all dilutive convertible shares and stock options were converted or exercised. Dilution is computed by applying the treasury stock method. Under this method, options and warrants are assumed to be exercised at the beginning of the period (or at the time of issuance, if later), and as if funds obtained thereby were used to purchase common stock at the average market price during the period. Potentially dilutive securities to purchase 100,000 shares of common stock were not included in the calculation of the diluted earnings per share as their effect would be anti-dilutive for the three and six months ended June 30, 2014. During the three and six month period ended June 30, 2014, the average market price of the common stock was less than the exercise price of the stock options and the Company was in net loss position. Accordingly, the stock options were anti-dilutive and have not been included in the calculation of diluted earnings per share.

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
June 30, 2014
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

Stock-based compensation costs that have been included in operating expenses amounted to $2,545 and $2,546, for the six month periods ended June 30, 2014 and 2013, respectively.

COMPREHENSIVE INCOME

The Company reports comprehensive income in accordance with FASB ASC Topic 220 “Comprehensive Income," which established standards for reporting and displaying comprehensive income and its components in a financial statement that is displayed with the same prominence as other financial statements.

Total comprehensive income is defined as all changes in stockholders' equity during a period, other than those resulting from investments by and distributions to stockholders (i.e., issuance of equity securities and dividends). Generally, for the Company, total comprehensive income (loss) equals net income (loss) plus or minus adjustments for currency translation. Total comprehensive income (loss) represents the activity for a period net of related tax and was a loss of $23,670 and $65,305 for the three month periods ended June 30, 2014 and 2013, respectively.  Total comprehensive income (loss) represents the activity for a period net of related tax and was a loss of $33,367 and $157,390 for the six month periods ended June 30, 2014 and 2013, respectively.

While total comprehensive income is the activity in a period and is largely driven by net earnings in that period, accumulated other comprehensive income or loss (“AOCI”) represents the cumulative balance of other comprehensive income as of the balance sheet date. For the Company, AOCI is primarily the cumulative balance related to the currency adjustments and increased overall equity by $114,454 and $65,825 as of June 30, 2014 and December 31, 2013, respectively.

RECENT ACCOUNTING PRONOUNCEMENTS

Recent accounting pronouncements issued by the FASB, the AICPA and the SEC  did not, or are not believed by management to, have a material effect on the Company’s present or future consolidated financial statements.

GOING CONCERN

The accompanying condensed consolidated financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern. However, the Company has negative working capital of $17,705,002, an accumulated deficit of $2,597,017, and a stockholders’ deficit of $2,024,696 as of June 30, 2014. The Company’s ability to continue as a going concern ultimately is dependent on the management’s ability to obtain equity or debt financing, attain further operating efficiencies, and achieve profitable operations. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might be necessary should the Company not be able to continue as a going concern.

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

TONGJI HEALTHCARE GROUP, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2014
(UNAUDITED)

NOTE 3- EQUIPMENT

Equipment as of June 30, 2014 and December 31, 2013 comprised the following:

	Estimated Useful Lives (Years)	June 30, 2014	December 31, 2013
Office equipment	5-10	$86,835	$88,985
Medical equipment	5	2,765,855	2,831,882
Fixtures	10	114,212	117,040
Vehicles	5	44,885	45,995
Total equipments		3,011,787	3,083,902

Less accumulated depreciation		(1,531,771)	(1,528,620)

Property and equipment, net		$1,480,016	$1,555,282

Depreciation expense charged to operations was $22,059 and $22,735 for the three months periods ended June 30, 2014 and 2013. Depreciation expense charged to operations was $45,343 and $45,919 for the six months periods ended June 30, 2014 and 2013.

NOTE 4- CONSTRUCTION IN PROGRESS

The Company is constructing a new hospital building on leased land. Costs capitalized primarily consists of payments for construction costs, acquisition cost, land rights cost, development expenditure, professional fees, and capitalized interest. The Company is required to make payments for construction costs of approximately $7,870,000 and any excess construction cost payments incurred during the construction phase. As of June 30, 2014, the Company had paid approximately $14,400,000 for the construction of the hospital building. The Company estimates the additional costs to complete the project to be $36,000,000. The land lease term will start upon completion of the new hospital building, which is expected to be in the middle of 2015.

The Company will amortize the cost of the hospital building over the life of the land lease of twenty years. Capitalized interest was approximately $483,000 as of June 30, 2014.

NOTE 5- LAWSUIT PAYABLE

In September 2009, Guangxi Nanning Tingyouyuxiang Commercial Co., Ltd. (“Tingyouyuxiang”) filed a civil suit against Nanning Tongji in the People’s Court. In the complaint, Tingyouyuxiang asserted a breach of contract claim against Nanting Tongji, alleging that Nanning Tongji had failed to make timely and total payment of RMB 5,050,000 (approximately $800,000) under certain Supplement Agreement by and among Nanning Tongji, Tingyouyuxiang and the Eighth Group of Langdong Village Committee, Nanhu Community Office, Qingxiu District, Nanning City (the “Village Committee”). On December 30, 2009, the People’s Court ruled that Nanning Tongji shall pay to Tingyouyuxiang damages of RMB 5,050,000 (approximately $800,000) plus interest and the court hearing fee of approximately $320,000. On March 9, 2012, Nanning Tongji appealed to the Intermediate Court, alleging, among other things, that Nanning Tongji was never served. On June 6, 2012, the Intermediate Court remanded the case to the People’s Court. On April 16, 2014, the Intermediate Court dismissed Tingyouyuxiang’s appeal and affirmed the decision of the People’s Court. The Company had accrued approximately $1,285,000 as of June 30, 2014.

TONGJI HEALTHCARE GROUP, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2014
(UNAUDITED)

NOTE 6- MAJOR SUPPLIERS AND CUSTOMERS

The Company had two major suppliers for the six month period ended June 30, 2014: Guangxi Sunshine Pharmaceutical Co., Ltd. and Guangxi Tongji Medicine Co. Ltd., a related party with common major stockholders. Medicine purchased from Guangxi Sunshine Pharmaceutical Co., Ltd. and Guangxi Tongji Medicine Co. Ltd. accounted for 31% and 14% of all medicine purchases for six month period ended June 30, 2014. As of June 30, 2014, total amount due to Guangxi Sunshine Pharmaceutical Co., Ltd., and Guangxi Tongji Medicine Co. Ltd were $94,484 and $986,456, respectively. The Company had two major suppliers for the six month period ended June 30, 2013: Guangxi East Dragon Century Pharmaceutical Co., Ltd. and Guangxi Tongji Medicine Co. Ltd., which accounted for 20% and 18%, respectively, of all medicine purchases for the six month period ended June 30, 2013. As of June 30, 2013, amount due to Guangxi East Dragon Century Pharmaceutical Co., Ltd. and Guangxi Tongji Medicine Co. Ltd were $145,892 and $990,111, respectively.

The Company had one major customer for the six month period ended June 30, 2014 and 2013: Nanning Social Insurance Center. Nanning Social Insurance Center accounted for 20% and 18% of revenue for the six month periods ended June 30, 2014 and 2013. As of June 30, 2014 and 2013, accounts receivable due from Nanning Social Insurance Center was approximately $220,000, and $450,000 respectively.

NOTE 7- CAPITAL LEASE OBLIGATIONS

Sale and Lease Back

On March 25, 2011, the Company completed a financing arrangement with an independent third party to sell and leaseback certain machinery and equipment. The net carrying value of the machinery and equipment sold was $262,683. The machinery and equipment was sold for $371,517, of which $334,365 was received in cash and $37,152 was held as refundable deposit. The transaction has been accounted for as a financing arrangement, wherein the property remains on the Company’s books and will continue to be depreciated. A financing obligation in the amount of $371,517, representing the proceeds, has been recorded under “Capital Lease Payable” in the Company’s Balance Sheet, and is being reduced based on payments under the lease. Capital lease payable was $168,212 as of June 30, 2014. The lease does not contain an option to renew. There is also no contingent rent or concessions, or any leasehold improvement incentives.

The lease has a term of 5 years and requires minimum annual rental payments including principal and interest as follows:

Year Ending December 31	Amount
2014	$50,635
2015	101,271
2016	33,757
Total minimum lease payments	185,663
Less: interest payments	17,451
PV of minimum capital lease payments	168,212
Less: current obligations under capital lease	87,745
Long term capital lease obligation	$80,467

In October 2011, the Company entered into an agreement to lease certain machinery and equipment that are classified as capital leases. The cost of equipment under capital leases of approximately $1,430,000 is included in the Balance Sheet as property, plant, and equipment at June 30, 2014. Those equipment are to be placed in service upon usage approval from the Chinese government and hiring qualified personnel. As of June 30, 2014, the Company still has not received the approval. Accumulated depreciation and impairment loss of the leased equipment at June 30, 2014 was approximately $565,000.  Capital Lease Payable was approximately $712,000 as of June 30, 2014.

TONGJI HEALTHCARE GROUP, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2014
(UNAUDITED)

NOTE 7- CAPITAL LEASE OBLIGATIONS - continued

The lease has a term of 5 years and requires minimum annual rental payments including principal and interest as follows:

Year Ending December 31	Amount
2014	$188,909
2015	377,819
2016	220,394
Total minimum lease payments	787,122
Less: interest payments	75,503
PV of minimum capital lease payments	711,619
Less: current obligations under capital lease	324,116
Long term capital lease obligation	$387,503

NOTE 8- OTHER PAYABLE

Other payable as of June 30, 2014 and December 31, 2013 consists of the following:

	June 30, 2014	December 31, 2013
Advance from customers	$(13,674)	$5,160
Welfare payable	20,641	31,343
Capital lease deposits paid by third party	350,548	359,227
Other payables	150,299	217,070
Total	$507,814	$612,800

NOTE 9- STOCKHOLDERS' EQUITY

Preferred Stock

As of June 30, 2014 and December 31, 2013, the Company has 20,000,000 shares of preferred stock authorized with a par value of $0.001. There are no shares issued and outstanding as of June 30, 2014.

Common Stock

As of June 30, 2014 and December 31, 2013, the Company has 50,000,000 shares of common stock authorized with a par value of $0.001.

Statutory Reserves

As stipulated by the Company Law of the PRC, net income after taxation can only be distributed as dividends after appropriation has been made for the following:

i.	Making up cumulative prior years’ losses, if any;

TONGJI HEALTHCARE GROUP, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2014
(UNAUDITED)

NOTE 9- STOCKHOLDERS' EQUITY - continued

ii.
Allocations to the “Statutory surplus reserve” of at least 10% of income after tax, as determined under PRC accounting rules and regulations, until the fund amounts to 50% of the Company’s registered capital;

iii.	Allocations to the discretionary surplus reserve, if approved in the stockholders’ general meeting.

As of June 30, 2014, the Company had accumulated deficits of $2,597,017. Therefore, the Company did not appropriate any fund for the statutory surplus reserve for the three month period ended June 30, 2014.

Stock Option

Stock-based compensation amounted to $2,545 and $2,546 for the six month periods ended June 30, 2014 and 2013, respectively.

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

TONGJI HEALTHCARE GROUP, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2014
(UNAUDITED)

NOTE 9- STOCKHOLDERS' EQUITY - continued

The following table summarizes stock option activity in the Company's stock-based compensation plans for the three month period ended June 30, 2014

	Number of Shares	Weighted Average Exercise Price	Aggregate Intrinsic Value (in thousands)	Number of Shares Exercisable
Outstanding at January 1, 2014	100,000	$0.24	$-	-
Granted	-	-	-	-
Exercised	-	-	-	-
Cancelled/expired	-	-	-	-

Outstanding at June 30, 2014	100,000	$0.24	$-	-

There were no options granted, exercised or cancelled/expired during the six month period ended June 30, 2014.

NOTE 10- RELATED PARTY TRANSACTIONS AND COMMITMENTS

Due from/to Related Parties

The Company has entered into agreements with Nanning Tongji Chain Pharmacy Co. Ltd., Guangxi Tongji Medicine Co. Ltd., and Nanning Switch Factory whereby the Company from time to time will advance funds to assist them with their operations. The three companies have common major stockholders. The advanced amounts accrue interest at a rate of 1.5% per annum. The amount receivable as of June 30, 2014 and December 31, 2013 was $44,591 and $45,695, respectively. Interest income for the three month periods ended June 30, 2014 and 2013 was approximately $168 and $167, respectively. Interest income for the six month periods ended June 30, 2014 and 2013 was approximately $336 and $332, respectively.

The Company has entered into an agreement with the Chairman and a stockholder of the Company, Nanning Tongji Chain Pharmacy Co. Ltd., Guangxi Tongji Medicine Co. Ltd., and Nanning Tongji Electric Coating Factory, whereby the Company from time to time will be advanced funds to for its operations. The advanced amounts accrue interest at a rate of 1.5% per annum. As of June 30, 2014 and December 31, 2013, $12,706,489 and $11,421,363 were payable to these related parties, respectively. Interest expense for the three month periods ended June 30, 2014 and 2013 was $46,063 and $37,980 respectively. Interest expense for the six month periods ended June 30, 2014 and 2013 was $91,706 and $74,679 respectively.

Rental Commitments

The Company has entered into a lease agreement for their hospital with Guangxi Tongji Medicine Co. Ltd that expires in December 2014. The monthly lease payment is approximately $2,500. The Company is also in the process of building a new 600-bed hospital in Nanning, China and expects the new hospital to be completed by the middle of 2014. The hospital is being constructed by Guangxi Construction Engineering Corporation Langdong 8th Group and, when completed, the land will be leased by the Company for a twenty-year term. The annual lease payments will gradually increase each year. Based on the exchange rate at June 30, 2014, minimum future lease payments are as follows:

	Related Party	Non-Related Party	Total
1-5 years	$23,849	$2,757,136	$2,780,985
6-10 years	-	3,160,127	3,160,127
11-15 years	-	3,551,701	3,551,701
16-20 years	-	1,466,890	1,466,890
Total	$23,849	$10,935,854	$10,959,703

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

Overview

Nanning Tongji Hospital, Inc. ("NTH" or “Tongji Hospital”) was established in Nanning city, Guangxi province of the Peoples’ Republic of China ("PRC") by the Guangxi Tongji Medical Co. Ltd. and an individual on October 30, 2003.

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

We had one major customer for the six month period ended June 30, 2014 and 2013 which accounted for 20% and 18% of revenue for the six month periods ended June 30, 2014 and 2013.

During the six month period ended June 30, 2014, about 14% of the drugs and medications we used in the hospital and sell to our patients are purchased from Guangxi Tongji Medicine Co., Ltd., a related company controlled by our Chief Executive Officer, Yunhui Yu, at prevailing market prices. The rest comes from other suppliers. One of these other suppliers is responsible for 31% of our total purchases.

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

Results of Operation - Three Months Ended June 30, 2014 and 2013

Material changes of items in our Statement of Operations for the three months ended June 30, 2014, as compared to the three months ended June 30, 2013, are discussed below.

Operating Revenues – Operating revenue for the three month period ended June 30, 2014, which resulted primarily from in-patient service and out-patient service, was $669,760, an increase of $41,774 or 7%, as compared with the operating revenue of $627,986 for the same period of 2013. Our in-patient service revenue was $315,426 for the three month period ended June 30, 2014, as compared to $287,872 for the same period in 2013, an increase of $27,554 or 10%. Our out-patient service revenue was $354,334 for the three month period ended June 30, 2014, an increase of $14,220 or 4% as compared to $340,114 for the same period in 2013. The increase in the in-patient and out-patient service revenue was primarily a result of our marketing effort and extended service hours offered in some of our out-patient service department.

Operating Expenses – Operating expenses were $652,454 for the three month period ended June 30, 2014, an increase of 12% as compared to $584,212 for the same period of 2013. The increase was primarily due to an increase of approximately of $27,000 in administration expenses, an increase of approximately $21,000 in other operating expenses, and an increase of approximately $35,000 in medicine and supplies resulting from the increase in in-patient and out-patient service revenue, partially offset by a decrease of approximately $14,000 in salary and fringes.

Income from Operations - Operating income was $17,306 for the three month period ended June 30, 2014, a decrease of $26,468 or 60% as compared to an operating income of $43,774 for the same period of 2013. The primary reason for the decrease is the aforementioned changes.

Interest Expense – Interest expense for the three month period ended June 30, 2014 was $44,750 as compared to $88,783 for the three month period ended June 30, 2013, a decrease of $44,033 or 50%.  The decrease was primarily due to the decrease in capital lease obligations.

Net Loss - As a result of the forgoing, the Company had a net loss of $18,983 during the quarter ended June 30, 2014, compared to a net loss of $37,775 for the comparative period in 2013, a decrease of $18,792 or 50%.

Results of Operation - Six Months Ended June 30, 2014 and 2013

Material changes of items in our Statement of Operations for the six months ended June 30, 2014, as compared to the six months ended June 30, 2014, are discussed below.

Operating Revenues – Operating revenue for the six month period ended June 30, 2014, which resulted primarily from in-patient service and out-patient service, was $1,210,713, an increase of $97,150 or 9%, as compared with the operating revenue of $1,113,563 for the same period of 2013. Our in-patient service revenue was $578,602 for the six month period ended June 30, 2014, as compared to $537,927 for the same period in 2013, an increase of $40,675 or 8%. Our out-patient service revenue was $632,111 for the six month period ended June 30, 2014, an increase of $56,475 or 10% as compared to $575,636 for the same period in 2013. The increase in the in-patient and out-patient service revenue was primarily a result of our marketing effort and extended service hours offered in some of our out-patient service department.

Operating Expenses – Operating expenses were $1,215,254 for the six month period ended June 30, 2014, an increase of 8% as compared to $1,122,458 for the same period of 2013. The increase was primarily due to an increase of approximately of $43,000 in administration expenses, an increase of approximately $15,000 in salary and fringes, and an increase of approximately $32,000 in medicine and supplies resulting from the increase in in-patient and out-patient service revenue.

Loss from Operations - Operating loss was $4,541 for the six month period ended June 30, 2014, a decrease of $4,354or 49% as compared to an operating loss of $8,895 for the same period of 2013. The primary reason for the decrease is the aforementioned changes.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations - continued

Interest Expense – Interest expense for the six month period ended June 30, 2014 was $95,380 as compared to $133,682 for the six month period ended June, 2013, a decrease of $38,302 or 29%.  The decrease was primarily due to the decrease in capital lease obligations.

Net Loss - As a result of the forgoing, the Company had a net loss of $81,996 during the six month period ended June 30, 2014, compared to a net loss of $127,963 for the comparative period in 2013, a decrease of $45,967 or 36%.

Trends, Events and Uncertainties

The China Ministry of Health, as well as other related agencies, has proposed changes to the price limit we can charge for medical services, drugs and medications. We cannot predict the impact of these proposed changes since the changes are not fully defined and we do not know whether those proposed changes will be implemented or when they may take effect.

We are in the process of building a new 600-bed hospital building in Nanning city on leased land. We expect the new hospital building to be completed by the middle of 2015. The hospital building is being constructed by Guangxi Construction Engineering Corporation Langdong 8th Group (“Langdong 8th Group”). The lease payments for the land will start after the construction is completed. Annual lease payments for the land will increase every year. Our agreement with Langdong 8th Group obligates us to pay approximately $7,870,000 for construction related costs. In addition, we are responsible for any additional costs necessary to complete the project. As of June 30, 2014, we had paid approximately $14,400,000 for the construction of the hospital. We borrowed most of the funds from our related company Guangxi Tongji Medicine Co., Ltd. We estimate the additional costs to complete the project to be $36,000,000. We expect to obtain the additional funding through borrowing from bank and sales of some company owned properties. We will continue to operate in our existing hospital buildings after the completion of the new hospital building.  We plan to acquire other hospitals and companies involved in the healthcare industry in the PRC using cash and shares of our common stock. Substantial capital may be needed for these acquisitions and we may need to raise additional funds through the sale of our common stock, debt financing or other arrangements. We do not have any commitments or arrangements from any person to provide us with any additional capital. Additional capital may not be available to us, or if available, on acceptable terms, in which case we would not be able to acquire other hospitals or businesses in the healthcare industry.

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

The following shows our material sources and uses of cash during the six month periods ended June 30, 2014 and 2013:

	2014	2013
Cash provided by (used in) operating activities	$226,686	$(32,194)

Cash (used in) investing activities	$(1,359,326)	$(465,421)

Cash provided by financing activities	$1,158,532	$445,855

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

Net cash provided by operating activities was $226,686 for the six months ended June 30, 2014, an increase of $258,880 or 804%, as compared with the net cash used in operating activities of $32,194 for the same period in 2013. The increase in net cash provided by operating activities was primarily due to an increase in account receivable collection of approximately $104,000, a decrease of approximately $54,000 in medical supply purchases, a decrease of $46,000 in net operating loss, and a decrease of approximately $57,000 in accounts payable and other payables pay-out for the six month period ended June 30, 2014.

Investing Activities

Net cash used in investing activities primarily consists of acquisition of equipment and purchases of construction in progress.

Net cash used in investing activities was $1,359,326 for the six months ended June 30, 2014, an increase of $893,905 or 192%, as compared with the net cash used in investing activities of $465,421 for the same period in 2013. The increase in net cash used in investing activities was primarily due to an increase of approximately $940,000 in construction in progress and an increase of payment to related parties loan of approximately $52,000 offset by a decrease of approximately $99,000 in intangible assets acquisitions.

Financing Activities

Net cash provided by financing activities primarily consists of proceeds from related party loans.

Net cash provided by financing activities was $1,158,532 for the six months ended June 30, 2014, an increase of $712,677 or 160%, as compared with the net cash provided by financing activities of $445,855 for the same period in 2013. The increase was primarily attributable to increase in fund advanced by related parties for the construction of the new hospital building.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations - continued

Working Capital

Our working capital was negative $17,705,002 as of June 30, 2014, as compared with negative $15,242,430 as of December 31, 2013, an increase of $2,462,572, which is primarily attributable to the reclassification of lawsuit payable of approximately $1,300,000 from contingency liabilities and the related party loan of approximately $1,000,000 to fund the construction of the new hospital.

Rental Commitments

The Company has entered into a lease agreement for their hospital building with Guangxi Tongji Medicine Co. Ltd that expires in December 2014. The monthly lease payment is approximately $2,500. The Company is also in the process of building a new 600-bed hospital building in Nanning, China and expects the new hospital building to be completed by the middle of 2015. The hospital building is being constructed by Langdong 8th Group and, when completed, the land will be leased by the Company for a twenty-year term. The annual lease payments will gradually increase each year. Based on the exchange rate at June 30, 2014, minimum future lease payments are as follows:

	Related Party	Non-Related Party	Total
1-5 years	$23,849	$2,757,136	$2,780,985
6-10 years	-	3,160,127	3,160,127
11-15 years	-	3,551,701	3,551,701
16-20 years	-	1,466,890	1,466,890
Total	$23,849	$10,935,854	$10,959,703

Going Concern

The accompanying consolidated financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern. However, the Company has negative working capital of $17,705,002, an accumulated deficit of $2,597,017, and a stockholders’ deficit of $2,024,696 as of June 30, 2014. The Company’s ability to continue as a going concern ultimately is dependent on the management’s ability to obtain equity or debt financing, attain further operating efficiencies, and achieve profitable operations. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might be necessary should the Company not be able to continue as a going concern.

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

Item 4. Controls and Procedures - continued

As of June 30, 2014, our management, under the supervision of and with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as required by Rules 13a-15(b) and 15d-15(b) under the Exchange Act. Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of June 30, 2014 as a result of the material weaknesses identified in our internal control over financial reporting, which are discussed below. Our management considers our internal control over financial reporting to be an integral part of our disclosure controls and procedures.

Specifically, our management identified certain matters involving internal control and our operations that it considered to be material weaknesses. As defined in the Exchange Act, a material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the registrant's annual or interim financial statements will not be prevented or detected on a timely basis. The material weaknesses identified by our management as of June 30, 2014, are described below:

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

Item 4. Controls and Procedures - continued

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

Item 1A.	Risk Factors.

Not Applicable.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	Mine Safety Disclosures.

Not applicable.

Item 5.	Other Information.

None.

Item 6.	Exhibits.

Copies of the following documents are included as exhibits to this report pursuant to Item 601 of Regulation S-K.

Exhibit No.	Title of Document
3.1	Articles of Incorporation (1)
3.2	Bylaws (1)
10.1	Agreement with Eric Zhang, dated July 30, 2014*
10.2	Guangxi Medical Insurance and Designated Medical Institution Agreement (2)
31.1	Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
31.2	Certification of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
32.1	Certification of the Principal Executive Officer pursuant to U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 **
32.2	Certification of the Principal Financial Officer pursuant to U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 **
101.INS	XBRL Instance Document*
101.SCH	XBRL Taxonomy Extension Schema Document*
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document*
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document*
101.LAB	XBRL Taxonomy Extension Label Linkbase Document*
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document*

* Filed herewith.
** Furnished herewith.
(1) Incorporated by reference to the same exhibit filed with our registration statement on Form SB-2 (File No. 333-140645).
(2) Incorporated by reference to the same exhibit filed with our quarterly report on Form 10-Q filed on May 15, 2014.

SIGNATURES

Pursuant to the requirements of the securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TONGJI HEALTHCARE GROUP, INC.

Date: August 4, 2014	By:	/s/ Yunhui Yu
Yunhui Yu President and Chief Executive Officer (Principal Executive Officer)

Date: August 4, 2014	By:	/s/ Eric Zhang
Eric Zhang Chief Financial Officer (Principal Financial Officer)