Form 10-K
period 2014-12-31
Tongji Healthcare Group, Inc.
filed 2015-04-14
CIK 1389518

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

(Mark One)

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2014

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

The aggregate market value of the voting and non-voting common stock of the issuer held by non-affiliates as of  June 30, 2014 was approximately $1,365,187.92 (5,688,283 shares of common stock held by non-affiliates)  based upon a closing price of the common stock of $0.24 as quoted by OTCQB on June 30, 2014.

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

As of April 10, 2015, there are 15,812,191 shares of common stock, par value $0.001 issued and outstanding.

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

Corporate Structure

Our present corporate structure is as follows:

Item 1.            Business, continued

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

Tongji Hospital is certified as a provider of Medicare services by the Nanning municipal government and the Guangxi provincial government. Our Medicare agreements with the Nanning municipal government and the Guangxi provincial government require that we adhere to prescribed standards for patient care and treatment. Maintaining the qualifications for acceptance of Medicare patients is very important as revenue from Medicare patients accounted for 43% of total hospital income in 2014. The Medicare accreditation is valid for only one year and must be renewed on an annual basis.

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

As is common in China, we generate revenues from providing both medical treatment and the sale of drugs and medications. Approximately 13% of the drugs and medications we use in the hospital and sell to our patients in 2014 are purchased from Guangxi Tongji Medicine Co., Ltd., a related company controlled by our Chief Executive Officer, Yunhui Yu, at prevailing market prices pursuant to a supply contract. The rest are from around 28 different suppliers, three of which accounted for more than 50% of our total purchases in 2014.

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

Item 1.            Business, continued

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

We are in the process of building a new 600-bed hospital building in Nanning city on leased land. We expect the new hospital building to be completed by March of 2016. The hospital building is being constructed by Guangxi Construction Engineering Corporation Langdong 8th Group (“Langdong 8th Group”). The lease payments for the land will start after the construction is completed. Annual lease payments for the land will increase every year. Our agreement with Langdong 8th Group obligates us to pay approximately $7,870,000 for construction related costs. In addition, we are responsible for any additional costs necessary to complete the project. As of December 31, 2014, we had paid approximately $15,200,000 for the construction of the hospital. We borrowed most of the funds from our related company Guangxi Tongji Medicine Co., Ltd. In addition to what we had paid for the hospital building construction, we estimate the additional costs to complete the project to be $10,000,000. We expect to obtain the additional funding through borrowing from bank and sales of some company owned properties. We will continue to operate in our existing hospital buildings after the completion of the new hospital building.

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

Item 1. Business, continued

Customers

The Company had three major customers for the years ended December 31, 2014 and 2013: Nanning Social Insurance Center, Guangxi Province Social Insurance Center, and China UMS. Nanning Social Insurance Center accounted for 33% and 32% of revenue for the years ended December 31, 2014 and 2013, respectively. Guangxi Province Social Insurance Center accounted for 5% and 11% of revenue for the years ended December 31, 2014 and 2013, respectively. China UMS accounted for 13% and 5% of revenue for the years ended December 31, 2014 and 2013, respectively.

Suppliers

The Company purchases the majority of its medicine supplies from four suppliers. One of the suppliers, Guangxi Tongji Medicine Co. Ltd., a related company that our Chief Executive Officer controls accounted for 13% and 37% of all medicine purchases for the years ended December 31, 2014 and 2013, respectively. The rest are from around 28 different suppliers, three of which accounted for more than 50% of our total purchases in 2014.

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

Item 1.            Business, continued

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

Taxes

In accordance with the relevant tax laws and regulations of PRC, the corporation income tax rate is 25% of net income. The Company incurred no income taxes for the years ended December 31, 2014, 2013 and 2011 due to the net loss incurred in the three years.

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

Employees

As of April 10, 2015, we have 109 employees, consisting of 29 licensed physicians and medical professionals, 42 nurses, 8 pharmacists, and 30 employees in administration and finance. None of our employees are represented by a labor union or similar collective bargaining organization. We believe that our relations with our employees are good.

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

Item 2.            Properties, continued

We lease our two hospital buildings, one for in-patient service and the other for out-patient, from Guangxi Tongji Medicine Co., Ltd, a company controlled by our Chief Executive Officer, Yunhui Yu. The lease on the buildings is renewed on March 1, 2015 for three-years term with a monthly rent at approximately of $4,800. The rate was negotiated at arm’s length. With the increase of our business, the current properties are not sufficient for our purposes.

We are in the process of building a new 600-bed hospital building in Nanning city on leased land. We expect the new hospital building to be completed around March of 2016. The hospital building is being constructed by Guangxi Construction Engineering Corporation Langdong 8th Group (“Langdong 8th Group”). The lease payments for the land will start after the construction is completed. Annual lease payments for the land will increase every year. Our agreement with Langdong 8th Group obligates us to pay approximately $7,870,000 for construction related costs. In addition, we are responsible for any additional costs necessary to complete the project. As of December 31, 2014, we had paid approximately $15,200,000 for the construction of the hospital. We borrowed most of the funds from our related company Guangxi Tongji Medicine Co., Ltd. In addition to what we had paid for the hospital building construction, we estimate the additional costs to complete the project to be $10,000,000. We will continue to operate in our existing hospital buildings after the completion of the new hospital building.

Item 3.            Legal Proceedings

In September 2009, Guangxi Nanning Tingyouyuxiang Commercial Co., Ltd. (“Tingyouyuxiang”) filed a civil suit against Nanning Tongji Hospital, Inc. (“NTH”), a subsidiary of the Company in the People’s Court. In the complaint, Tingyouyuxiang asserted a breach of contract claim against NTH, alleging that NTH had failed to make timely and total payment of RMB 5,050,000 (approximately $800,000)  under certain Supplement Agreement by and among NTH, Tingyouyuxiang and the Eighth Group of Langdong Village Committee, Nanhu Community Office, Qingxiu Districe, Nanning City (the “Village Committee”). One December 30, 2009, the People’s Court ruled that NTH shall pay to Tingyouyuxiang damages of RMB 5,050,000 (approximately $800,000) plus interest and the court hearing fee approximately $320,000. On March 9, 2013, NTH appealed to the Intermediate Court, alleging, among other things, that NTH was never served. On June 6, 2013, the Intermediate Court remanded the case to the People’s Court. As of December 31 2013, pending the decision of the People’s Court, the Company had accrued approximately $1,268,000 as contingency liabilities. On April 16, 2014, the Intermediate Court dismissed Tingyouyuxiang’s appeal and affirmed the decision of the People’s Court. Upon settlement of the lawsuit, the Company had accrued approximately $1,334,000 in settlement payable as of December 31, 2014.

Item 4.            Mine Safety Disclosures.

Not applicable.

PART II

Item 5.            Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

Our common stock trades on the OTC Bulletin Board under the symbol "TONJ.OB". There have been no trades in our shares of common stock in 2014 or 2013.

Holders of Securities

As of April 10, 2015, we had 418 record shareholders and 15,812,191 outstanding shares of common stock. All of our outstanding shares are eligible for sale pursuant to Rule 144.

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

During the year ended December 31, 2014, we did not purchase any shares of our common stock from third parties in a private transaction or as a result of any purchases in the open market. None of our officers or directors, or any of our principal shareholders purchased any shares of our common stock, on our behalf, from third parties in a private transaction or as a result of purchases in the open market during the year ended December 31, 2014.

Item 5.            Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities, continued

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

Recent Sales of Unregistered Securities

We did not issue any unregistered securities during the fiscal year 2014.

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

Overview

NTH or Tongji Hospital was established in Nanning City Guangxi Province of PRC by Guangxi Tongji Medical Co. Ltd. and an individual on October 30, 2003.

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

Item 7.            Management’s Discussion and Analysis of Financial Condition and Results of Operations, continued

Results of Operation

Comparison of Years Ended December 31, 2014 and 2013

	(Dollars)
	Years Ended December 31,
	2014		2013
Operating Revenue	$2,522,236	100.0%	$2,377,023	100.0%
Operating Expenses	2,811,569	111.5%	3,024,920	127.3%
Loss from operations	(289,333)	(11.5)%	(647,897)	(27.3)%
Other expenses	172,651	6.8%	81,788	3.4%
Net Loss	$(461,984)	(18.3)%	$(729,685)	(30.7)%

Operating Revenue

 Operating revenue for the year ended December 31, 2014, which resulted primarily from in-patient services and out-patient services, was $2,522,236, an increase of $145,213 or 6%, as compared with the operating revenue of $2,377,023 for the year ended December 31, 2013. Our in-patient service revenue was $1,137,940 for the year ended December 31, 2014, as compared to $1,108,399 for the year ended December 31, 2013, a slight increase of $29,241 or 3%. Our out-patient service revenue was $1,384,296 for the year ended December 31, 2014, an increase of $115,672 or 9% as compared to $1,268,624 for the year ended December 31, 2013. The increase in the in-patient and out-patient service revenue was primarily a result of our marketing effort and extended service hours offered in some of our out-patient service department.

Operating Expenses

Operating expenses were $2,811,569 for the year ended December 31, 2014, a decrease of $213,351 or 7% as compared to $3,024,920 for year 2013. This decrease was primarily due to a decrease of approximately $138,000 and $84,000 in impairment and contingency loss offset by an increase of approximately $129,000 in administrative expenses.

Loss from Operations

Operating loss was $289,333 for the year ended December 31, 2014, a decrease of $358,564 or 55% as compared with operating loss of $647,897 for the year ended December 31, 2013. The decrease is primarily due to the aforementioned changes in revenue, contingency and impairment losses and administrative expenses.

Interest Expense

Interest expense in 2014 was $207,656, an increase of $117,713 or 131% as compared to $89,943 in the year 2013.  The increase was primarily due to the increase in related party borrowings to fund the new hospital construction.

Income Taxes

The Company is subject to PRC income tax rate of 25%. The Company had a net operating loss for the years 2014 and 2013. Therefore we established no provision for income taxes for both years.

The Company accrued tax penalties of approximately $41,000 for not filing the US income tax returns between 2006 and 2009. The Company is otherwise current with its required US tax filings. The Company does not accrue United States income taxes on unremitted earnings from foreign operations, as it is the Company’s intention to invest these earnings in foreign operations indefinitely.

Item 7.            Management’s Discussion and Analysis of Financial Condition and Results of Operations, continued

Net Loss

As a result of the foregoing, we had a net loss of $461,984 for the year ended December 31, 2014, a decrease of $267,701 or 37% compared with a net loss of $729,685 for the year ended December 31, 2013.

Liquidity and Capital Resources

The following shows our material sources and uses of cash during the periods presented:

	Years Ended December 31,
	2014	2013
Net cash provided by operations	$478,201	$148,057
Net cash used in investing activities	$(2,197,024)	$(1,823,284)
Net cash provided by financing activities	$1,721,316	$1,599,739

 Overview

We had net working capital deficit of $17,469,780 on December 31, 2014, which is an increase of $2,227,350 over a net working capital deficit of $15,242,430 on December 31, 2013.

As we discussed above, we incurred a loss from operations of $289,333 for the year ended December 31, 2014, compared to a loss from operations of $647,789 for the year ended December 31, 2013. We incurred a net loss of $461,984 for the year ended December 31, 2014, compared to a net loss of $729,685 for the year ended December 31, 2013.

Cash and Going Concern

Our cash was $7,793 at the beginning of the year ended December 31, 2014 and increased to $9,606 by the end of the year, an increase of $1,813 or 23%. The increase was primarily due to an increase of $373,740 in net cash used in investing activities, offset by an increase of $330,144 in net cash provided by operating activities and an increase of $121,577 in net cash provided by financing activities. We have a negative working capital of $17,469,780, an accumulated deficit of $2,977,005, and a stockholders’ deficit of $2,403,815 as of December 31, 2014. The Company’s ability to continue as a going concern ultimately is dependent on the management’s ability to obtain equity or debt financing, attain further operating efficiencies, and achieve profitable operations. Management has taken certain restructuring steps to provide the necessary capital to continue its operations. These steps included: 1) plan to convert existed related parties’ loans into equity, 2) to complete construction of the new hospital and begin generating revenue by the March of 2016, 3) plan to increase sales revenue with additional medical equipment, 4) the company intend to get more fund from related party who is controlled by the CEO to complete the construction of the new hospital. No assurances can be given that the steps taken will provide necessary capital for the Company to continue its operations. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might be necessary should the Company not be able to continue as a going concern.

Net Cash Provided by Operating Activities

Net cash provided by operating activities was $478,201 for the year ended December 31, 2014, an increase of $330,144 or 223% as compared to cash provided by operations of $148,057 for the year of 2013. Factors that contributed to the increase in cash provided by operating activities are primarily a decrease of approximately $268,000 in operating loss and an increase of approximately $233,000 in other payable, offset by a decrease of approximately $71,000 in depreciation expenses.

Net Cash Used in Investing Activities

Net cash used in investing activities was $2,197,024 for the year ended December 31, 2014, an increase of $373,740 or 20% from $1,823,284 for the year of 2013. The increase was primarily attributable to increase in expenditure in construction of the new hospital building.

Item 7.            Management’s Discussion and Analysis of Financial Condition and Results of Operations, continued

Net Cash Provided by Financing Activities

Net cash provided by financing activities was $1,721,316 for the year ended December 31, 2014, an increase of $121,577 as compared to $1,599,739 for the year of 2013. The difference was primarily attributable to additional financial assistance from related parties to fund the construction of the new hospital building and purchase of intangible assets.

Trends, Events and Uncertainties

The China Ministry of Health, as well as other related agencies, has proposed changes to the prices we can charge for medical services, drugs and medications. We cannot predict the impact of these proposed changes since the changes are not fully defined and we do not know whether those proposed changes will ever be implemented or when they may take effect.

We are in the process of building a new 600-bed hospital building in Nanning city on leased land. We expect the new hospital building to be completed by March of 2016. The hospital building is being constructed by Guangxi Construction Engineering Corporation Langdong 8th Group (“Langdong 8th Group”). The lease payments for the land will start after the construction is completed. Annual lease payments for the land will increase every year. Our agreement with Langdong 8th Group obligates us to pay approximately $7,870,000 for construction related costs. In addition, we are responsible for any additional costs necessary to complete the project. As of December 31, 2014, we had paid approximately $15,200,000 for the construction of the hospital. We borrowed most of the funds from our related company Guangxi Tongji Medicine Co., Ltd. In addition to what we had paid for the hospital building construction, we estimate the additional costs to complete the project to be $10,000,000. We expect to obtain the additional funding through borrowing from bank and sales of some company owned properties. We will continue to operate in our existing hospital buildings after the completion of the new hospital building.

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

Critical Accounting Policies and Estimates

REVENUE RECOGNITION

The Company's revenue recognition policies are in compliance with Staff Accounting Bulletin 104 (ASC 605). Service revenue is recognized once all of the following have occurred and services were rendered: a formal arrangement exists, the price is fixed or determinable and collection is reasonably assured. Payments received before all of the relevant criteria for revenue recognition are satisfied are recorded as unearned revenue.

The Company generates revenue from individual patients as well as third-party payers, including PRC government programs and insurance providers, under which the hospital is paid based upon government established charge rates. Revenues for pharmaceutical drug sales are recognized upon the drug being administered to a patient.

Patient revenues are recorded based on pre-established rates set by the local government. The Company bills for services provided to Medicare patients through a medical card (the US equivalent of an insurance card). There have not been significant differences between the amounts the Company has billed the government Medicare funds and the amounts collected any other revenue recognition criteria, as described above, has been met from the Medicare funds.

IMPAIRMENT OF LONG-LIVED ASSETS

The Company applies the provisions of FASB Topic ASC 360, “Property, Plant, and Equipment”, issued by the Financial Accounting Standards Board ("FASB"). The Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable through the estimated undiscounted cash flows expected to result from the use and eventual disposition of the assets. Whenever any such impairment exists, an impairment loss will be recognized for the amount by which the carrying value exceeds the fair value.

Item 7.            Management’s Discussion and Analysis of Financial Condition and Results of Operations, continued

The Company tests long-lived assets, including property, plant and equipment and intangible assets subject to periodic amortization, for recoverability, at least annually, or more frequently upon the occurrence of an event or when circumstances indicate that the net carrying amount is greater than its fair value. Assets are grouped and evaluated at the lowest level for their identifiable cash flows that are largely independent of the cash flows of other groups of assets. The Company considers historical performance and future estimated results in its evaluation of potential impairment and then compares the carrying amount of the asset to the future estimated cash flows expected to result from the use of the asset. If the carrying amount of the asset exceeds estimated expected undiscounted future cash flows, the Company measures the amount of impairment by comparing the carrying amount of the asset to its fair value. The estimation of fair value is generally measured by discounting expected future cash flows as the rate the Company utilizes to evaluate potential investments. The Company estimates fair value based on the information available in making whatever estimates, judgments and projections are considered necessary. Impairment losses were $277,032 and $415,762 on long-lived assets for the years ended December 31, 2014 and 2013.

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

The Company granted an option to purchase 100,000 shares of common stock to the Company’s CFO on March 31, 2011. Due to the net loss incurred in 2014 and 2013, the stock option has an antidilutive effect, therefore the option was not considered in the weighted average number of common shares outstanding calculation.

RECENT ACCOUNTING PRONOUNCEMENTS

In May 2014, the FASB issued Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers (ASU2014-09), which supersedes nearly all existing revenue recognition guidance under U.S. GAAP. The core principle of ASU2014-09 is to recognize revenues when promised goods or services are transferred to customers in an amount that reflects the consideration to which an entity expects to be entitled for those goods or services. ASU2014-09 defines a five step process to achieve this core principle and, in doing so, more judgment and estimates may be required within the revenue recognition process than are required under existing U.S. GAAP.  The standard is effective for annual periods beginning after December 15, 2016, and interim periods therein, using either of the following transition methods: (i) a full retrospective approach reflecting the application of the standard in each prior reporting period with the option to elect certain practical expedients, or (ii) a retrospective approach with the cumulative effect of initially adopting ASU2014-09 recognized at the date of adoption (which includes additional footnote disclosures).  Early adoption is not permitted.  The adoption of this guidance is not expected to have a material impact on the Company’s consolidated financial statements.

In August 2014, the FASB issued Accounting Standards Update No. 2014-15, Presentation of Financial Statements – Going Concern (Subtopic 205-40), Disclosure of Uncertainties about an Entities Ability to Continue as a Going Concern (ASU 2014-15).  The guidance in ASU 2014-15 sets forth management's responsibility to evaluate whether there is substantial doubt about an entity's ability to continue as a going concern as well as required disclosures. ASU 2014-15 indicates that, when preparing financial statements for interim and annual financial statements, management should evaluate whether conditions or events, in the aggregate, raise substantial doubt about the entity's ability to continue as a going concern for one year from the date the financial statements are issued or are available to be issued. This evaluation should include consideration of conditions and events that are either known or are reasonably knowable at the date the financial statements are issued or are available to be issued, as well as whether it is probable that management's plans to address the substantial doubt will be implemented and, if so, whether it is probable that the plans will alleviate the substantial doubt. ASU 2014-15 is effective for annual periods ending after December 15, 2016, and interim periods and annual periods thereafter. Early application is permitted.  The adoption of this guidance is not expected to have a material impact on the Company’s consolidated financial statements.

Item 7A.         Quantitative and Qualitative Disclosures About Market Risk.

Not applicable.

Item 8.            Financial Statements and Supplementary Financial Statements.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Tongji Healthcare Group, Inc. and Subsidiaries:

We have audited the accompanying consolidated balance sheets of Tongji Healthcare Group, Inc. and Subsidiaries (the “Company”) as of December 31, 2014 and 2013, and the related consolidated statements of operations and comprehensive loss, statement of changes in stockholders’ deficit, and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States of America). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that we considered appropriate under the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Tongji Healthcare Group, Inc. and Subsidiaries as of December 31, 2014 and 2013 and the results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

/s/ Anton & Chia, LLP

Newport Beach, California

April 14, 2014

TONGJI HEALTHCARE GROUP, INC.
CONSOLIDATED BALANCE SHEETS
AS OF DECEMBER 31, 2014 and 2013

	2014	2013

ASSETS

Current Assets
Cash	$9,606	$7,793
Accounts receivable, net	214,799	351,221
Due from related parties	118,093	120,352
Medical supplies	120,772	148,286
Prepaid expenses and other current assets	8,155	10,690

Total Current Assets	471,425	638,342

Equipment, net	1,173,012	1,555,282

Construction in progress	15,221,811	13,376,281

Deposits	183,746	189,851

Intangible assets, net	68,283	90,468

TOTAL ASSETS	$17,118,277	$15,850,224

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities
Accounts payable and accrued expenses	$869,924	$633,061
Due to related parties	15,988,370	14,232,773
Other payable	650,714	612,800
Current portion of capital lease payable	432,197	402,138

Total Current Liabilities	17,941,205	15,880,772

Settlement payable	1,334,209	-

Capital lease payable	246,678	695,689

Total Liabilities	19,522,092	16,576,461

Contingencies	-	1,267,637

STOCKHOLDERS' DEFICIT
Preferred stock; $0.001 par value, 20,000,000 shares authorized and none issued and outstanding	-	-
Common stock; $0.001 par value, 50,000,000 shares authorized and 15,812,191 shares issued and outstanding as of December 31, 2014 and 2013 respectively	15,812	15,812
Additional paid in capital	440,368	439,510
Accumulated deficit	(2,977,005)	(2,515,021)
Accumulated other comprehensive income	117,010	65,825

Total Stockholders' Deficit	(2,403,815)	(1,993,874)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$17,118,277	$15,850,224

The accompanying notes are an integral part of these consolidated financial statements.

TONGJI HEALTHCARE GROUP, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
FOR THE YEARS ENDED DECEMBER 31, 2014 and 2013

	2014	2013

OPERATING REVENUE
In-patient service revenue	$1,137,940	$1,108,399
Out-patient service revenue	1,384,296	1,268,624
Total operating revenue	2,522,236	2,377,023

OPERATING EXPENSES
Administrative expenses	316,786	187,666
Depreciation and amortization expenses	100,406	171,564
Contingency loss	-	84,213
Impairment loss	277,032	415,762
Medicine and supplies	1,106,618	1,085,046
Other operating expenses	310,943	358,500
Salary and fringes	699,784	722,169
Total operating expenses	2,811,569	3,024,920

LOSS FROM OPERATIONS	(289,333)	(647,897)

OTHER INCOME (EXPENSE)
Other income	35,005	8,155
Interest expense, net	(207,656)	(89,943)
Total Other Expense	(172,651)	(81,788)

LOSS BEFORE INCOME TAXES	(461,984)	(729,685)

Provision for income taxes	-	-

NET LOSS	(461,984)	(729,685)

OTHER COMPREHENSIVE INCOME(LOSS)
Foreign currency translation gain (loss)	51,185	(60,652)

NET COMPREHENSIVE LOSS	$(410,799)	$(790,337)

Net loss per common stock-Basic and Diluted	$(0.026)	$(0.050)

Weighted average common stock outstanding
Basic and Diluted	15,812,191	15,812,191

The accompanying notes are an integral part of these consolidated financial statements.

TONGJI HEALTHCARE GROUP, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT
FOR THE YEARS ENDED DECEMBER 31, 2014 AND 2013

			Additional Paid In Capital			Accumulated Other Comprehensive Income/(Loss)	Total Stockholders' Deficit
	Common Stock			Statutory Reserve	Retained Earnings/ Accumulated Deficit
	Shares	Amount

Balance as of December 31, 2012	15,812,191	15,812	434,377	-	(1,785,336)	126,477	(1,208,670)

Foreign exchange translation loss	-	-	-	-	-	(60,652)	(60,652)
							-
Stock option	-	-	5,133	-	-	-	5,133

Net loss	-	-	-	-	(729,685)	-	(729,685)

Balance as of December 31, 2013	15,812,191	$15,812	$439,510	$-	$(2,515,021)	$65,825	$(1,993,874)

Foreign exchange translation gain	-	-	-	-	-	51,185	51,185
							-
Stock option	-	-	858	-	-	-	858

Net loss	-	-	-	-	(461,984)	-	(461,984)

Balance as of December 31, 2014	15,812,191	$15,812	$440,368	$-	$(2,977,005)	$117,010	$(2,403,815)

The accompanying notes are an integral part of these consolidated financial statements.

TONJI HEALTHCARE GROUP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2014 AND 2013

	2014	2013
Operating activities:
Net loss	$(461,984)	$(729,685)
Adjustments to reconcile net loss to
Net cash provided by (used in) operating activities:
Depreciation expense	100,407	171,564
Provision for losses on accounts receivable	(12,004)	-
Stock option expense	858	5,133
Impairment loss	277,032	415,762
Increase/(decrease) in operating assets and liabilities:
Accounts receivable	140,768	114,273
Medical supplies	24,073	(34,915)
Prepaid expense and other current assets	2,288	(546)
Deposit	1,500	197
Accounts payable and accrued expenses	254,004	287,887
Other payables	53,184	(180,186)
Contingent liability	98,075	98,573

Net Cash Provided by Operating Activities	478,201	148,057

Investing activities:
Acquisitions of fixed assets	(10,490)	(22,789)
Acquisitions of intangible assets	-	(100,850)
Construction in progress	(2,185,861)	(1,691,531)
Due from related parties	(673)	(8,114)
Long term receivable	-	-

Net Cash Used in Investing Activities	(2,197,024)	(1,823,284)

Financing activities:
Payments of capital lease	(394,965)	(359,490)
Due to related parties	2,116,281	1,959,229

Net Cash Provided by Financing Activities	1,721,316	1,599,739

Effects of foreign currency translation	(680)	2,146

Net increase (decrease) in Cash	1,813	(73,342)

Cash-Beginning of Period	7,793	81,135

Cash-Ending of Period	$9,606	$7,793

Cash Paid During the Year for:
Income taxes	$-	$-
Interest paid	$87,416	$95,751

The accompanying notes are an integral part of these consolidated financial statements.

TONGJI HEALTHCARE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2014 AND 2013

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

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION AND CONSOLIDATION

The accompanying consolidated financial statements have been prepared in accordance with generally accepted accounting principles (“GAAP”) as promulgated in the United States of America. The consolidated financial statements include Tongji Healthcare, Inc. and its wholly owned subsidiaries. Intercompany transactions and accounts have been eliminated in consolidation. Our policy is to consolidate all subsidiaries in which a greater than 50% voting interest is owned and all variable interest entities to which we had a variable interest and effectively control the entity.

CASH AND CASH EQUIVALENTS

For purposes of the statements of cash flows, the Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents. All of the Company’s cash is held in bank accounts in the PRC and is not protected by Federal Deposit Insurance Corporation (FDIC) insurance or any other similar insurance. Cash held in China amounted to $9,606 as of December 31, 2014. Given the current economic environment and the financial condition of the banking industry, there is a risk that the deposits may not be readily available or covered by such insurance. The Company has had no loss of cash in domestic or foreign banks in past years. As of December 31, 2014 and 2013, we have no cash equivalents.

TONGJI HEALTHCARE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2014 AND 2013

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

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

The exchange rates used to translate amounts in RMB into USD for the purposes of preparing the financial statements were as follows:

December 31, 2014
Balance sheet	RMB 6.20 to US $1.00
Statement of income and other comprehensive income	RMB 6.16 to US $1.00

December 31, 2013
Balance sheet	RMB 6.05 to US $1.00
Statement of income and other comprehensive income	RMB 6.15 to US $1.00

RECLASSIFICATIONS

Certain items previously reported under specific consolidated financial statement captions have been reclassified to conform to the current year presentation.

REVENUE RECOGNITION

The Company's revenue recognition policies are in compliance with Staff Accounting Bulletin 104 (ASC 605). Service revenue is recognized once all of the following have occurred and services were rendered: a formal arrangement exists, the price is fixed or determinable and collection is reasonably assured. Payments received before all of the relevant criteria for revenue recognition are satisfied are recorded as unearned revenue.

The Company generates revenue from individual patients as well as third-party payers, including PRC government programs and insurance providers, under which the hospital is paid based upon government established charge rates. Revenues for pharmaceutical drug sales are recognized upon the drug being administered to a patient.

Patient revenues are recorded based on pre-established rates set by the local government. The Company bills for services provided to Medicare patients through a medical card (the US equivalent of an insurance card). There have not been significant differences between the amounts the Company has billed the government Medicare funds and the amounts collected any other revenue recognition criteria, as described above, has been met from the Medicare funds.

ACCOUNTS RECEIVABLE

Accounts receivable are recorded at the estimated net realizable amounts from government fund, insurance companies and patients. Collections have not been considered an area that exposes the Company to additional risk as hospital staff verifies patient coverage prior to examinations and/or procedures.

For any Medicare patient who visits the hospital and are qualified for acceptance, the hospital will only include the portion that the social insurance organization will pay in the accounts receivable and collects the self-pay portion in cash at the time of service. Management continues to estimate the likelihood of bad debt on an ongoing basis.

The Company has estimated a bad debt allowance of approximately $31,000 and $44,000 as of December 31, 2014 and 2013, respectively.

TONGJI HEALTHCARE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2014 AND 2013

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

FAIR VALUE OF FINANCIAL INSTRUMENTS

The Company applies the provisions of FASB ASC Topic 825, which requires all entities to disclose the fair value of financial instruments, both assets and liabilities recognized and not recognized on the balance sheet, for which it is practicable to estimate fair value, and defines fair value of a financial instrument as the amount at which the instrument could be exchanged in a current transaction between willing parties. As of December 31, 2014 and 2013 the fair value of cash and cash equivalents, accounts receivable, accounts payable and accrued expenses, related party receivable and payable, capital lease payable, and other payables approximated carrying value due to the short maturity of the instruments, quoted market prices or interest rates which fluctuate with market rates.

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

If the assessment of a contingency indicates that it is probable that a material loss will be incurred and the amount of the liability can be estimated, then the estimated liability would be accrued. If the assessment indicates that a potential material loss contingency is not probable but is reasonably possible, or is probable but cannot be estimated, then the nature of the contingent liability, together with an estimate of the range of possible loss if determinable and material would be disclosed. Loss contingencies considered to be remote by management are generally not disclosed unless they involve guarantees, in which case the guarantee would be disclosed.

TONGJI HEALTHCARE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2014 AND 2013

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

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

ADVERTISING COSTS

The Company expenses the costs associated with advertising as incurred. Advertising expenses for the twelve month periods ended December 31, 2014 and 2013 of approximately $7,000 and $27,000 are included in selling expenses in the consolidated statements of operations. Advertising costs include marketing brochures and a public advertising campaign.

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

The Company tests long-lived assets for recoverability at least annually or more frequently upon the occurrence of an event or when circumstances indicate that the net carrying amount is greater than its fair value. Assets are grouped and evaluated at the lowest level for their identifiable cash flows that are largely independent of the cash flows of other groups of assets. The Company considers historical performance and future estimated results in its evaluation of potential impairment and then compares the carrying amount of the asset to the future estimated cash flows expected to result from the use of the asset. If the carrying amount of the asset exceeds estimated expected undiscounted future cash flows, the Company measures the amount of impairment by comparing the carrying amount of the asset to its fair value. The estimation of fair value is generally measured by discounting expected future cash flows at the rate the Company utilizes to evaluate potential investments. The Company estimates fair value based on the information available in making whatever estimates, judgments and projections are considered necessary.  Impairment losses were $277,032 and $415,762 on long-lived assets for the years ended December 31, 2014 and 2013.

TONGJI HEALTHCARE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2014 AND 2013

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

BASIC AND DILUTED EARNINGS PER SHARE

Earnings per share (EPS) is calculated in accordance with the FASB ASC Topic 260, “Earnings Per Share.” Basic net income (loss) per share is based upon the weighted average number of common shares outstanding. Diluted net income (loss) per share is based on the assumption that all dilutive convertible shares and stock options were converted or exercised. Dilution is computed by applying the treasury stock method. Under this method, options and warrants are assumed to be exercised at the beginning of the period (or at the time of issuance, if later), and as if funds obtained thereby were used to purchase common stock at the average market price during the period. Potentially dilutive securities to purchase 100,000 shares of common stock were not included in the calculation of the diluted earnings per share as their effect would be anti-dilutive for the year ended December 31, 2014. During the year ended December 31, 2014, the average market price of the common stock during the year was less than the exercise price of the stock options and the Company was in net loss position. Accordingly, the stock options were anti-dilutive and have not been included in the calculation of diluted earnings per share.

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

Stock-based compensation costs that have been included in operating expenses amounted to $858 and $5,133, for years ended December 31, 2014 and 2013, respectively.

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

TONGJI HEALTHCARE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2014 AND 2013

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

Total comprehensive income is defined as all changes in stockholders' equity during a period, other than those resulting from investments by and distributions to stockholders (i.e., issuance of equity securities and dividends). Generally, for the Company, total comprehensive loss equals net loss plus or minus adjustments for currency translation. Total comprehensive loss represents the activity for a period net of related tax and was a loss of $410,799 and $790,337 for the years ended December 31, 2014 and 2013, respectively.

While total comprehensive income is the activity in a period and is largely driven by net earnings in that period, accumulated other comprehensive income or loss (“AOCI”) represents the cumulative balance of other comprehensive income as of the balance sheet date. For the Company, AOCI is primarily the cumulative balance related to the currency adjustments and increased overall equity by $117,010 and $65,825 as of December 31, 2014 and 2013, respectively.

RECENT ACCOUNTING PRONOUNCEMENTS

In May 2014, the FASB issued Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers (ASU2014-09), which supersedes nearly all existing revenue recognition guidance under U.S. GAAP. The core principle of ASU2014-09 is to recognize revenues when promised goods or services are transferred to customers in an amount that reflects the consideration to which an entity expects to be entitled for those goods or services. ASU2014-09 defines a five step process to achieve this core principle and, in doing so, more judgment and estimates may be required within the revenue recognition process than are required under existing U.S. GAAP.  The standard is effective for annual periods beginning after December 15, 2016, and interim periods therein, using either of the following transition methods: (i) a full retrospective approach reflecting the application of the standard in each prior reporting period with the option to elect certain practical expedients, or (ii) a retrospective approach with the cumulative effect of initially adopting ASU2014-09 recognized at the date of adoption (which includes additional footnote disclosures).  Early adoption is not permitted.  The adoption of this guidance is not expected to have a material impact on the Company’s consolidated financial statements.

In August 2014, the FASB issued Accounting Standards Update No. 2014-15, Presentation of Financial Statements – Going Concern (Subtopic 205-40), Disclosure of Uncertainties about an Entities Ability to Continue as a Going Concern (ASU 2014-15).  The guidance in ASU 2014-15 sets forth management's responsibility to evaluate whether there is substantial doubt about an entity's ability to continue as a going concern as well as required disclosures. ASU 2014-15 indicates that, when preparing financial statements for interim and annual financial statements, management should evaluate whether conditions or events, in the aggregate, raise substantial doubt about the entity's ability to continue as a going concern for one year from the date the financial statements are issued or are available to be issued. This evaluation should include consideration of conditions and events that are either known or are reasonably knowable at the date the financial statements are issued or are available to be issued, as well as whether it is probable that management's plans to address the substantial doubt will be implemented and, if so, whether it is probable that the plans will alleviate the substantial doubt. ASU 2014-15 is effective for annual periods ending after December 15, 2016, and interim periods and annual periods thereafter. Early application is permitted.  The adoption of this guidance is not expected to have a material impact on the Company’s consolidated financial statements

GOING CONCERN

The accompanying consolidated financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern. However, the Company has negative working capital of $17,469,780, an accumulated deficit of $2,977,005, and shareholders’ deficit of $2,403,815 as of December 31, 2014. The Company’s ability to continue as a going concern ultimately is dependent on the management’s ability to obtain equity or debt financing, attain further operating efficiencies, and achieve profitable operations. Over the past years, the Company had been successful in raising funds from related parties to fund the operation and new hospital construction. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might be necessary should the Company not be able to continue as a going concern.

Management has taken certain restructuring steps to provide the necessary capital to continue its operations. These steps included: 1) plan to convert existed related parties’ loans into equity, 2) to complete construction of the new hospital and begin generating revenue by the March of 2016, 3) plan to increase sales revenue with additional medical equipment, 4) the company intend to get more fund from related party who is controlled by the CEO to complete the construction of the new hospital. No assurances can be given that the steps taken will provide necessary capital for the Company to continue its operations.

TONGJI HEALTHCARE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2014 AND 2013

NOTE 3 - EQUIPMENT

Equipment as of December 31, 2014 and 2013 comprised the following:

	Estimated Useful Lives (Years)	31-Dec-14	31-Dec-13
Office equipment	10-May	$86,821	$88,985
Medical equipment	5	1,371,485	1,394,996
Capital lease equipment	5	1,813,892	1,859,107
Fixtures	10	114,194	117,040
Vehicles	5	44,877	45,995
Total equipments		3,431,269	3,506,123

Less accumulated depreciation		(1,583,285)	(1,528,620)
Less impairment of the equipment		(674,972)	(422,221)

Equipment, net		$1,173,012	$1,555,282

NOTE 4 - CONSTRUCTION IN PROGRESS

The Company is constructing a new hospital building on leased land. The hospital building is being constructed by Guangxi Construction Engineering Corporation Langdong 8th Group (“Langdong 8th Group”). Costs capitalized primarily consists of payments for construction costs, acquisition cost, land rights cost, development expenditure, professional fees, and capitalized interest. The Company is required to make payments for construction costs of approximately $7,870,000 and any excess construction cost payments incurred during the construction phase. As of December 31, 2014, the Company had paid approximately $15,200,000 for the construction of the hospital. In addition to what it had paid for the hospital construction, we estimate the additional costs to complete the project to be $10,000,000. The land lease term will start upon completion of the new hospital construction. The new hospital is expected to be completed by March of 2016.

The Company will amortize the cost of the hospital building over the life of the land lease of twenty years. Capitalized interest was approximately $598,000 as of December 31, 2014.

NOTE 5 – LAWSUIT SETTLEMENT PAYABLE

In September 2009, Guangxi Nanning Tingyouyuxiang Commercial Co., Ltd. (“Tingyouyuxiang”) filed a civil suit against Nanning Tongji Hospital, Inc. (“NTH”), a subsidiary of the Company in the People’s Court. In the complaint, Tingyouyuxiang asserted a breach of contract claim against NTH, alleging that NTH had failed to make timely and total payment of RMB 5,050,000 (approximately $800,000)  under certain Supplement Agreement by and among NTH, Tingyouyuxiang and the Eighth Group of Langdong Village Committee, Nanhu Community Office, Qingxiu Districe, Nanning City (the “Village Committee”). One December 30, 2009, the People’s Court ruled that NTH shall pay to Tingyouyuxiang damages of RMB 5,050,000 (approximately $800,000) plus interest and the court hearing fee approximately $320,000. On March 9, 2013, NTH appealed to the Intermediate Court, alleging, among other things, that NTH was never served. On June 6, 2013, the Intermediate Court remanded the case to the People’s Court. As of December 31 2013, pending the decision of the People’s Court, the Company had accrued approximately $1,268,000 as contingency liabilities. On April 16, 2014, the Intermediate Court dismissed Tingyouyuxiang’s appeal and affirmed the decision of the People’s Court. Upon settlement of the lawsuit, the Company had accrued approximately $1,334,000 in settlement payable as of December 31, 2014.

NOTE 6 - MAJOR SUPPLIERS AND CUSTOMERS

The Company purchases the majority of its medicine supplies from Guangxi Tongji Medicine Co. Ltd., a related party controlled by our Chief Executive Officer, Yunhui Yu. Medicine purchased accounted for 13% and 37% of all medicine purchases for year ended December 31, 2014 and 2013. The rest are from around 28 different suppliers, three of which accounted for more than 50% of our total purchases in 2014.

The Company had three major customers for the years ended December 31, 2014 and 2013: Nanning Social Insurance Center, Guangxi Province Social Insurance Center, and China UMS. Nanning Social Insurance Center accounted for 33% and 32% of revenue for the years ended December 31, 2014 and 2013, respectively. Guangxi Province Social Insurance Center accounted for 5% and 11% of revenue for the years ended December 31, 2014 and 2013, respectively. China UMS accounted for 13% and 5% of revenue for the years ended December 31, 2014 and 2013, respectively. As of December 31, 2014, accounts receivable due from Nanning Social Insurance Center, China UMS and Guangxi Province Social Insurance Center was approximately $823,000, $332,000 and $115,000, respectively.

TONGJI HEALTHCARE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2014 AND 2013

NOTE 7 - CAPITAL LEASE OBLIGATIONS

Sale and Lease Back

On March 25, 2011, the Company completed a financing arrangement with an independent third party to sell and leaseback certain machinery and equipment. The net carrying value of the machinery and equipment sold was $262,683. The machinery and equipment was sold for $371,517, of which $334,365 was received in cash and $37,152 was held as refundable deposit. The transaction has been accounted for as a financing arrangement, wherein the property remains on the Company’s books and will continue to be depreciated. A financing obligation in the amount of $371,517, representing the proceeds, has been recorded under “Capital Lease Payable” in the Company’s Balance Sheet, and is being reduced based on payments under the lease. Capital Lease Payable was approximately $125,000 as of December 31, 2014.  The lease does not contain an option to renew. There is also no contingent rent or concessions, or any leasehold improvement incentives.

The lease has a term of 5 years and requires minimum annual rental payments as follows:

Year Ending December 31	Amount
2015	$101,254
2016	33,751
Total minimum lease payments	135,005
Less: interest payments	(9,539)
PV of minimum capital lease payments	125,467
Less: Current obligations under sales lease back	(92,441)
Long term sales lease back obligation	$33,026

In October 2011, the Company entered into an agreement to lease certain machinery and equipment that are classified as capital leases. The cost of equipment under capital leases of approximately $1,430,000 is included in the Balance Sheet as property, plant, and equipment at December 31, 2014. Those equipment are to be placed in service upon usage approval from the Chinese government and hiring qualified personnel. As of December 31, 2014, the Company still has not received the approval. Impairment loss of the leased equipment at December 31, 2014 was approximately $227,000.  Capital Lease Payable was approximately $553,000 as of December 31, 2014.

The lease has a term of 5 years and requires minimum annual rental payments as follows:

Year Ending December 31	Amount
2015	$377,758
2016	220,359
Total minimum lease payments	598,116
Less: interest payments	(44,708)
PV of minimum capital lease payments	553,408
Less: Current obligations under capital lease	(339,756)
Long term sales lease back obligation	$213,652

NOTE 8 - OTHER PAYABLES

Other payable as of December 31, 2014 and December 31, 2013 consists of the following:

	December 31, 2014	December 31, 2013
Advance from customers	$29,166	$5,160
Welfare payable	8,517	31,343
Capital lease deposits paid by third party	350,491	359,227
Other payables	262,540	217,070
Total	$650,714	$612,800

TONGJI HEALTHCARE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2014 AND 2013

NOTE 9 - STOCKHOLDERS' DEFICIT

Preferred Stock

As of December 31, 2014 and December 31, 2013, the Company has 20,000,000 shares of preferred stock authorized with a par value of $0.001. There are no shares issued and outstanding as of December 31, 2014 and 2013.

Common Stock

As of December 31, 2014 and December 31, 2013, the Company has 50,000,000 shares of common stock authorized with a par value of $0.001.

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

As of December 31, 2014, the Company had accumulated deficits of $2,977,005. Therefore, the Company did not appropriate any fund for the statutory surplus reserve for the year ended December 31, 2014.

Stock Option

Stock-based compensation amounted to $858 and $5,133 for the years ended December 31, 2014 and 2013, respectively.

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

TONGJI HEALTHCARE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2014 AND 2013

NOTE 9 - STOCKHOLDERS' DEFICIT, continued

The fair value of the option granted will be expensed according to following schedule:

Year	Expensed
2011	$4,262
2012	5,147
2013	5,133
2014	858
Thereafter	-
Total	$15,400

The following table summarizes stock option activity in the Company's stock-based compensation plans for the years ended December 31, 2014 and 2013.

	Number of Shares	Weighted Average Exercise Price	Aggregate Intrinsic Value (in thousands)
Outstanding at January 1, 2013	100,000	$0.24	$-
Granted	-	-	-
Exercised	-	-	-
Cancelled/expired	-	-	-
Outstanding at December 31, 2013	100,000	$0.24	$-
Granted	-	-	-
Exercised	-	-	-
Cancelled/expired	-	-	-
Exercisable at December 31, 2014	100,000	$0.24	$-
Expected to vest at December 31, 2014	100,000	$0.24	$-
Outstanding at December 31, 2014	100,000	$0.24	$-

NOTE 10 - RELATED PARTY TRANSACTIONS AND COMMITMENTS

Due from/to Related Parties

The Company has entered into agreements with Nanning Tongji Chain Pharmacy Co. Ltd., Guangxi Tongji Medicine Co. Ltd., and Nanning Switch Factory whereby the Company from time to time will advance amounts to assist them in their operations. The three companies have common major stockholders through Guangxi Tongji Medicine Co. Ltd. The advanced amounts accrue interest at a rate of 1.5% per annum and due on demand. The account receivable from the three related parties as of December 31, 2014 and December 31, 2013 was $44,538 and $45,695, respectively. Interest income for the year ended December 31, 2014 and 2013 were approximately $673 and $675, respectively. As of December 31, 2014 and 2013, total due from all related parties amounted to $118,093 and $120,352, respectively.

The Company has entered into an agreement with the Chairman and a stockholder of the Company, Nanning Tongji Chain Pharmacy Co. Ltd., Guangxi Tongji Medicine Co. Ltd., and Nanning Tongji Electric Coating Factory, whereby the Company from time to time will be advanced amounts for its operations. The advanced amounts accrue interest at a rate of 1.5% per annum and due on demand. As of December 31, 2014 and December 31, 2013, $12,964,815 and $11,421,363 were payable to these related parties, respectively. Interest expenses for the year ended December 31, 2014 and 2013 were $230,840 and $162,271, respectively. As of December 31, 2014 and 2013, total due to all related parties amounted to $15,988,370 and $14,232,773, respectively.

Rental Commitments

On March 1, 2015, the Company renewed the lease agreement for their hospital with Guangxi Tongji Medicine Co. Ltd that expires in December 2014. Monthly lease payment under the new lease is approximately $4,800 . The lease will expire on February 28, 2018. The Company is also in the process of building a new 600-bed hospital in Nanning, China. It expects the new hospital to be completed by March of 2016. The hospital is being constructed by Guangxi Construction Engineering Corporation Langdong 8th Group and, when completed, the land on which the hospital is located will be leased by the Company for a twenty-year term. The annual lease payments will gradually increase each year. Based on the exchange rate at December 31, 2014, minimum future lease payments are as follows:

	Related Party	Non-Related Party	Total
1-5 years	$179,064	$2,756,691	$2,935,756
6-10 years	-	3,159,618	3,159,618
11-15 years	-	3,551,129	3,551,129
16-20 years	-	1,466,654	1,466,654
Total	$179,064	$10,934,092	$11,113,156

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

As of December 31, 2014, our management, under the supervision of and with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as required by Rules 13a-15(b) and 15d-15(b) under the Exchange Act.  Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of December 31, 2014 as a result of the material weaknesses identified in our internal control over financial reporting.  These material weaknesses are discussed in “Management’s Report on Internal Control over Financial Reporting” below.  Our management considers our internal control over financial reporting to be an integral part of our disclosure controls and procedures.

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

As of December 31, 2014, our management, under the supervision of and with the participation of the Chief Executive Officer and the Chief Financial Officer, evaluated the effectiveness of our internal control over financial reporting as required by Rules 13a-15(c) and 15d-15(c) under the Exchange Act.  In making this assessment, Management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control – Integrated Framework, including the following five framework components: i) control environment, ii) risk assessment, iii) control activities, iv) information and communications, and v) monitoring.

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

Item 9A.         Controls and Procedures, continued

2015 Planned Remediation

As financial conditions permit, we plan to take the following actions to improve our internal control over financial reporting, including actions to remediate those material weaknesses identified in 2014.

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

The following table sets forth certain information concerning our directors and executive officers:

Name	Age	Position

Yunhui Yu	53	Chairman of the board, Chief Executive Officer, president
Eric Zhang	41	Chief Financial Officer
Jinsong Zhang	48	Chief Administrative Officer
Jialin Zhang	75	Vice President and a Director
Xiangwei Zeng	73	Vice President and a Director

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

Item 10.          Directors, Executive Officers and Corporate Governance, continued

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

During the fiscal year of 2014, our Board of Directors had one meeting, including meetings that were held by means of a conference telephone call, but excluding actions taken by unanimous written consent.

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

Our Board of Directors is primarily responsible for overseeing our risk management processes.  The Board of Directors receives and reviews periodic reports from management, auditors, legal counsel, and others, as considered appropriate regarding the Company’s assessment of risks. The Board of Directors focuses on the most significant risks facing us and our general risk management strategy, and also ensures that risks undertaken by us are consistent with the Board of Directors’ appetite for risk. While the Board of Directors oversees the Company, our management is responsible for day-to-day risk management processes. We believe this division of responsibilities is the most effective approach for addressing the risks facing the Company and that our board leadership structure supports this approach.

Item 11.          Executive Compensation.

Executive Compensation

The following table sets forth information with respect to the compensation of each of the named executive officers for services provided in all capacities to the Company and its subsidiaries in the fiscal years ended December 31, 2014 and 2013 in their capacity as such officers.  Mr. Yunhui Yu, our Chief Executive Officer, President and also one of our directors, receives no additional compensation for his services in his capacity as director. No other executive officer or former executive officer received more than $100,000 in compensation in the fiscal years reported below.

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Yunhui Yu	2014	96,000	--	--	--	--	--	--	96,000
Chief Executive Officer, President and Director	2013	--	--	--	--	--	--	--	--
Eric Zhang	2014	25,000		858					25,858
Chief Financial Officer	2013	24,000		5,133					29,133

Stock Options

On March 3, 2011, we entered into an Employment Agreement with our Chief Financial Officer, Eric Zhang, pursuant to which, Mr. Zhang received options to purchase 100,000 shares of the Company's common stock, vesting in three equal installments starting on March 3, 2013, with an exercise price of $0.24. Other than disclosed herein, we have not granted any stock options to any of our officers or directors and do not have any stock option plans in effect as of December 31, 2014. In the future, we may grant stock options to our officers, directors, employees or consultants.

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

Employment Agreements

On March 3, 2011, we entered into an Employment Agreement with our CFO, Eric Zhang. Pursuant to the Employment Agreement, Mr. Zhang will receive  (i) an annual salary of $25,000 ($50,000 if the Company is listed on national exchanges), and (ii) options to purchase 100,000 shares of the Company's common stock, which will vest in three equal installments starting on March 3, 2013, with an exercise price of $0.24. The Employment Agreement has a term of three years and has been tentatively extended through June 30, 2015.

Item 11.          Executive Compensation, continued

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

Item 12.          Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Name and Address	Number of Shares Beneficially Owned (1)		Percentage of Outstanding Shares (1)
Directors and Officers
Yunhui Yu	7,000,000	(2)	44.27%
Chairman and CEO
No. 5 Beiji Road
Nanning, China 530011

Eric Zhang	100,000	(3)	*
Chief Financial Officer
No. 5 Beiji Road
Nanning, China 530011

Jinsong Zhang	72,000		*
Chief Administrative Officer
No. 5 Beiji Road
Nanning, China 530011

Jialin Zhang	2,000		*
Director
Longxiangju Num.201, Qingxiu Village,
Qingshan Road
Nanning, China

Xiangwei Zeng	--		--
Director
Jiangnan District
Nanning, China

All officers and directors as	7,174,000		45.08%
a group (5 persons)
5% Shareholder
Liyu Chen	3,000,000	(2)	18.97%
Jinhu Road #22
Mingdu Park 32221
Nanning, China

*   Less than 1%

Item 12.          Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters, continued

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

Item 13.          Certain Relationships and Related Transactions, and Director Independence.

The Company entered into agreements with Nanning Tongji Chain Pharmacy Co. Ltd., Guangxi Tongji Medicine Co. Ltd., and Nanning Switch Factory whereby the Company from time to time will advance amounts to assist them in their operations. The three companies have common major stockholders. The advanced amounts accrue interest at a rate of 1.5% per annum. The amount receivable as of December 31, 2014 and December 31, 2013 was $44,583 and $45,695, respectively. Interest income for the year ended December 31, 2014 and 2013 were approximately $673 and $675, respectively.

The Company entered into an agreement with the Chairman and a stockholder of the Company, Nanning Tongji Chain Pharmacy Co. Ltd., Guangxi Tongji Medicine Co. Ltd., and Nanning Tongji Electric Coating Factory, whereby the Company from time to time will be advanced amounts to assist them in their operations. The advanced amounts accrue interest at a rate of 1.5% per annum. As of December 31, 2014 and December 31, 2013, $12,964,815 and $11,421,363 were payable to these related parties, respectively. Interest expenses for the year ended December 31, 2014 and 2013 were $230,840 and $162,271, respectively.

The Company purchases the majority of its medicine supplies from Guangxi Tongji Medicine Co. Ltd., a related party controlled by our Chief Executive Officer, Yunhui Yu. Medicine purchased accounted for 13% and 37% of all medicine purchases for year ended December 31, 2014 and 2013.

On March 1, 2015, the Company entered into a lease agreement for its hospital buildings with Guangxi Tongji Medicine Co. Ltd that expires February 28, 2018. The monthly rent is approximately $4,800. The Company is also in the process of building a new 600-bed hospital in Nanning, China. It expects the new hospital to be completed by March of 2016. The hospital is being constructed by Guangxi Construction Engineering Corporation Langdong 8th Group and, when completed, the land on which the hospital is located will be leased by the Company for a twenty-year term. The annual lease payments will gradually increase each year. Based on the exchange rate at December 31, 2014, minimum future lease payments are as follows:

	Related Party	Non-Related Party	Total
1-5 years	$179,064	$2,756,691	$2,935,756
6-10 years	-	3,159,618	3,159,618
11-15 years	-	3,551,129	3,551,129
16-20 years	-	1,466,654	1,466,654
Total	$179,064	$10,934,092	$11,113,156

Independent Directors

None of our Board of Directors is an independent director, as such term is defined by the rules of the New York Stock Exchange.

Item 14.          Principal Accounting Fees and Services.

We were billed by our former and current independent public accounting firms, EFP Rotenberg LLP and Anton & Chia, LLP, for the following professional services they performed for us during the years ended December 31, 2014 and 2013 as set forth in the table below.

	Year Ended December 31,
	2014	2013
Audit fees	$36,750	$58,758
Audit-related fees	$15,750	$17,410
Tax fees	$-	$--
All other fees	$52,500	$68,374

Our Board of Directors pre-approves all audit and non-audit services performed by the Company's auditor and the fees to be paid in connection with such services.

PART IV

ITEM 15.       EXHIBITS, FINANCIAL STATEMENTS SCHEDULES

Number	Exhibit

2	Plan of Merger (Incorporated by reference to the exhibit filed with our registration statement on Form SB-2)

3.1	Articles of Incorporation (Incorporated by reference to the exhibit filed with our registration statement on Form SB-2 )

3.2	Bylaws (Incorporated by reference to the exhibit filed with our registration statement on Form SB-2)

10.1	Employment Agreement, dated March 3, 2011 between the Company and Eric Zhang (Incorporated by reference to Exhibit 10.1 to our current report on Form 8-K filed on March 9, 2011)

10.2	Guangxi Medical Insurance and Designated Medical Institution Agreement (Incorporated by reference to the same exhibit filed with our quarterly report on Form 10-Q filed on May 15, 2014)

10.3	Employment Agreement, dated May 2, 2014 between the Company and Eric Zhang (Incorporated by reference to the same exhibit filed with our quarterly report on Form 10-Q filed on May 15, 2014)

10.4	Employment Agreement, dated July 30, 2014 between the Company and Eric Zhang (Incorporated by reference to the same exhibit filed with our quarterly report on Form 10-Q filed on August 4, 2014)

21.1	List of Subsidiaries (1)

31.1	Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *

31.2	Certification of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *

32.1	Certification of the Principal Executive Officer pursuant to U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. **

32.2	Certification of the Principal Financial Officer pursuant to U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. **

101.INS	XBRL Instance Document*

101.SCH	XBRL Taxonomy Extension Schema*

101.CAL	XBRL Taxonomy Extension Calculation Linkbase*

101.DEF	XBRL Taxonomy Extension Definition Linkbase*

101.LAB	XBRL Taxonomy Extension Label Linkbase*

101.PRE	XBRL Taxonomy Extension Presentation Linkbase*

*Filed herewith.
**Furnished herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Tongji Healthcare Group, Inc.

Date: April 14, 2015	By:	/s/ Yunhui Yu
Yunhui Yu President and Chief Executive Officer (Principal Executive Officer)

Date: April 14, 2015	By:	/s/ Eric Zhang
Eric Zhang Chief Financial Officer (Principal Financial and Accounting Officer)

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Yunhui Yu	President, Chief Executive Officer	April 14, 2015
Yunhui Yu	and Chairman (Principal Executive Officer)

/s/ Eric Zhang	Chief Financial Officer	April 14, 2015
Eric Zhang	(Principal Financial and Accounting Officer)

/s/ Xiangwei Zeng	Vice President and a Director	April 14, 2015
Xiangwei Zeng

/s/ Jialin Zhang	Vice President and a Director	April 14, 2015
Jialin Zhang