Form 10-Q
period 2015-06-30
Tongji Healthcare Group, Inc.
filed 2015-08-14
CIK 1389518

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2015

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

Indicate the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:

As of July 27, 2015, there were 15,812,191 shares of $0.001 par value common stock issued and outstanding.

FORM 10-Q

TONGJI HEALTHCARE GROUP, INC.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

The unaudited condensed consolidated financial statements of registrant as of June 30, 2015 and December 31, 2014 and for the six months ended June 30, 2015 and 2014 follow. The condensed consolidated financial statements reflect all adjustments which are, in the opinion of management, necessary for a fair presentation of the results for the interim periods presented. All such adjustments are of a normal and recurring nature.

TONGJI HEALTHCARE GROUP, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2015	December 31, 2014
	(UNAUDITED)
ASSETS

Current Assets
Cash	$48,745	$9,606
Accounts receivable, net	200,553	214,799
Due from related parties	111,139	118,093
Medical supplies	149,040	120,772
Prepaid expenses and other current assets	5,241	8,155

Total Current Assets	514,718	471,425

Equipment, net	1,134,130	1,173,012

Construction in progress	15,337,178	15,221,811

Deposits	183,882	183,746

Intangible assets, net	63,333	68,283

TOTAL ASSETS	$17,233,241	$17,118,277

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities
Accounts payable and accrued expenses	$970,215	$869,924
Due to related parties	16,182,205	15,988,370
Other payable	582,206	650,714
Current portion of capital lease payable	617,007	432,197

Total Current Liabilities	18,351,633	17,941,205

Settlement payable	1,383,401	1,334,209

Capital lease payable	62,372	246,678

Total Liabilities	19,797,406	19,522,092

STOCKHOLDERS' DEFICIT
Preferred stock; $0.001 par value, 20,000,000 shares authorized and none issued and outstanding	-	-
Common stock; $0.001 par value, 50,000,000 shares authorized and 15,812,191 shares issued and outstanding as of June 30, 2015 and December 31, 2014 respectively	15,812	15,812
Additional paid in capital	440,368	440,368
Accumulated deficit	(3,135,083)	(2,977,005)
Accumulated other comprehensive income	114,738	117,010

Total Stockholders' Deficit	(2,564,165)	(2,403,815)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$17,233,241	$17,118,277

The accompanying notes are an integral part of these condensed consolidated financial statements.

TONGJI HEALTHCARE GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(UNAUDITED)

	For the Three Months Ended June 30		For the Six Months Ended June 30
	2015	2014	2015	2014

OPERATING REVENUE
In-patient service revenue	$240,372	$315,426	$463,390	$578,602
Out-patient service revenue	407,920	354,334	735,684	632,111
Total operating revenue	648,292	669,760	1,199,074	1,210,713

OPERATING EXPENSES
Administrative expenses	115,144	48,294	166,713	98,234
Depreciation and amortization expenses	22,293	22,059	44,616	45,343
Medicine and supplies	317,367	309,209	555,539	540,532
Other operating expenses	79,262	84,572	154,154	159,562
Salary and fringes	164,765	188,320	358,293	371,583
Total operating expenses	698,831	652,454	1,279,315	1,215,254

LOSS FROM OPERATIONS	(50,539)	17,306	(80,241)	(4,541)

OTHER INCOME (EXPENSE)
Other income	12,314	8,461	19,833	17,925
Interest expense, net	(49,657)	(44,750)	(97,670)	(95,380)
Total Other Expense	(37,343)	(36,289)	(77,837)	(77,455)

LOSS BEFORE INCOME TAXES	(87,882)	(18,983)	(158,078)	(81,996)

Provision for income taxes	-		-	-

NET LOSS	(87,882)	(18,983)	(158,078)	(81,996)

OTHER COMPREHENSIVE INCOME
Foreign currency translation gain (loss)	319	(4,687)	(2,272)	48,629

NET COMPREHENSIVE LOSS	(87,563)	$(23,670)	$(160,350)	$(33,367)

Net loss per common stock-Basic and Diluted	(0.01)	(0.00)	$(0.01)	$(0.00)

Weighted average common stock outstanding
Basic and Diluted	15,812,191	15,812,191	15,812,191	15,812,191

The accompanying notes are an integral part of these condensed consolidated financial statements.

TONJI HEALTHCARE GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS PERIOD ENDED JUNE 30,
(UNAUDITED)

	2015	2014
Operating activities:
Net loss	$(158,078)	$(81,996)
Adjustments to reconcile net loss to
Net cash provided by (used in) operating activities:
Depreciation expense	44,615	45,343
Stock option expense	-	2,545
Increase/(decrease) in operating assets and liabilities:
Accounts receivable	14,361	117,610
Medical supplies	(28,092)	71,404
Prepaid expense and other current assets	2,909	10,489
Deposit	2	2,213
Accounts payable and accrued expenses	99,337	101,323
Other payables	(68,778)	(90,695)
Contingent liability	48,052	48,450

Net Cash Provided by Operating Activities	(45,672)	226,686

Investing activities:
Acquisitions of equipment	-	(2,416)
Construction in progress	(103,751)	(1,356,574)
Due from related parties	7,020	(336)

Net Cash Used in Investing Activities	(96,731)	(1,359,326)

Financing activities:
Payments of capital lease	-	(192,565)
Due to related parties	181,411	1,351,097

Net Cash Provided by Financing Activities	181,411	1,158,532

Effects of foreign currency translation	131	(340)

Net increase in Cash	39,139	25,552

Cash-Beginning of Period	9,606	7,793

Cash-Ending of Period	$48,745	$33,345

Cash Paid During the Year for:
Income taxes	$-	$-
Interest paid	$30,828	$48,514

The accompanying notes are an integral part of these consolidated financial statements.

TONGJI HEALTHCARE GROUP, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2015
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
June 30, 2015
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

CASH AND CASH EQUIVALENTS

For purposes of the statements of cash flows, the Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents. A substantial amount of the Company’s cash is held in bank accounts in the PRC and is not protected by Federal Deposit Insurance Corporation (FDIC) insurance or any other similar insurance. Cash held in China amounted to $48,745 as of June 30, 2015. Given the current economic environment and the financial condition of the banking industry, there is a risk that the deposits may not be readily available or covered by such insurance. The Company has had no loss of cash in domestic or foreign banks in past years.

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
June 30, 2015
(UNAUDITED)

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

The exchange rates used to translate amounts in RMB into USD for the purposes of preparing the financial statements were as follows:

June 30, 2015
Balance sheet	RMB 6.20 to US $1.00
Statement of income and other comprehensive income	RMB 6.22 to US $1.00

December 31, 2014
Balance sheet	RMB 6.20 to US $1.00
Statement of income and other comprehensive income	RMB 6.16 to US $1.00

June 30, 2014
Statement of income and other comprehensive income	RMB 6.17 to US $1.00

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
June 30, 2015
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
The Company has estimated a bad debt allowance of approximately $31,020 and $31,000 as of June 30, 2015 and December 31, 2014.

FAIR VALUE OF FINANCIAL INSTRUMENTS

The Company applies the provisions of FASB ASC Topic 825, which requires all entities to disclose the fair value of financial instruments, both assets and liabilities recognized and not recognized on the balance sheet, for which it is practicable to estimate fair value, and defines fair value of a financial instrument as the amount at which the instrument could be exchanged in a current transaction between willing parties. As of June 30, 2015 and December 31, 2014 the fair value of cash and cash equivalents, accounts receivable, accounts payable and accrued expenses, notes payable and other payables approximated the carrying value due to the short maturity of the instruments, quoted market prices or interest rates which fluctuate with market rates except for related party debt or receivables for which it is not practicable to estimate fair value.

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
June 30, 2015
(UNAUDITED)

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
June 30, 2015
(UNAUDITED)

NOTE 2- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - continued

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

The Company tests long-lived assets for recoverability at least annually or more frequently upon the occurrence of an event or when circumstances indicate that the net carrying amount is greater than its fair value. Assets are grouped and evaluated at the lowest level for their identifiable cash flows that are largely independent of the cash flows of other groups of assets. The Company considers historical performance and future estimated results in its evaluation of potential impairment and then compares the carrying amount of the asset to the future estimated cash flows expected to result from the use of the asset. If the carrying amount of the asset exceeds estimated expected undiscounted future cash flows, the Company measures the amount of impairment by comparing the carrying amount of the asset to its fair value. The estimation of fair value is generally measured by discounting expected future cash flows at the rate the Company utilizes to evaluate potential investments. The Company estimates fair value based on the information available in making whatever estimates, judgments and projections are considered necessary. There was no impairment of long-lived assets for the six months ended June 30, 2015 and 2014.

TONGJI HEALTHCARE GROUP, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2015
(UNAUDITED)

NOTE 2- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - continued

BASIC AND DILUTED EARNINGS PER SHARE

Earnings per share (EPS) is calculated in accordance with the FASB ASC Topic 260, “Earnings Per Share.” Basic net income (loss) per share is based upon the weighted average number of common shares outstanding. Diluted net income (loss) per share is based on the assumption that all dilutive convertible shares and stock options were converted or exercised. Dilution is computed by applying the treasury stock method. Under this method, options and warrants are assumed to be exercised at the beginning of the period (or at the time of issuance, if later), and as if funds obtained thereby were used to purchase common stock at the average market price during the period. Potentially dilutive securities to purchase 100,000 shares of common stock were not included in the calculation of the diluted earnings per share as their effect would be anti-dilutive for the six months ended June 30, 2015. During the six month period ended June 30, 2015, the average market price of the common stock was less than the exercise price of the stock options and the Company was in net loss position. Accordingly, the stock options were anti-dilutive and have not been included in the calculation of diluted earnings per share.

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
June 30, 2015
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
Stock-based compensation costs that have been included in operating expenses amounted to $0 and $2,545, for the six month periods ended June 30, 2015 and 2014, respectively.

COMPREHENSIVE INCOME

The Company reports comprehensive income in accordance with FASB ASC Topic 220 “Comprehensive Income," which established standards for reporting and displaying comprehensive income and its components in a financial statement that is displayed with the same prominence as other financial statements.

Total comprehensive income is defined as all changes in stockholders' equity during a period, other than those resulting from investments by and distributions to stockholders (i.e., issuance of equity securities and dividends). Generally, for the Company, total comprehensive income (loss) equals net income (loss) plus or minus adjustments for currency translation. Total comprehensive income (loss) represents the activity for a period net of related tax and was a loss of $87,563 and $23,670 for the three month periods ended June 30, 2015 and 2014, respectively. Total comprehensive income (loss) represents the activity for a period net of related tax and was a loss of $160,350 and $33,367 for the six month periods ended June 30, 2015 and 2014, respectively.

While total comprehensive income is the activity in a period and is largely driven by net earnings in that period, accumulated other comprehensive income or loss (“AOCI”) represents the cumulative balance of other comprehensive income as of the balance sheet date. For the Company, AOCI is primarily the cumulative balance related to the currency adjustments and increased overall equity by $114,738 and $117,010 as of June 30, 2015 and December 31, 2014, respectively.

TONGJI HEALTHCARE GROUP, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2015
(UNAUDITED)

NOTE 2- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - continued

RECENT ACCOUNTING PRONOUNCEMENTS

Recent accounting pronouncements issued by the FASB, the AICPA and the SEC  did not, or are not believed by management to, have a material effect on the Company’s present or future consolidated financial statements.

GOING CONCERN

The accompanying consolidated financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern. However, the Company has negative working capital of $17,836,915, an accumulated deficit of $3,135,083, and a stockholders’ deficit of $2,564,165 as of June 30, 2015. The Company’s ability to continue as a going concern ultimately is dependent on the management’s ability to obtain equity or debt financing, attain further operating efficiencies, and achieve profitable operations. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might be necessary should the Company not be able to continue as a going concern.

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

NOTE 3- EQUIPMENT

 Equipment as of June 30, 2015 and December 31, 2014 comprised the following:

	Estimated Useful Lives (Years)	June 30, 2015	December 31, 2014
Office equipment	5-10	$86,885	$86,821
Medical equipment	5	1,372,505	1,371,485
Capital lease equipment		1,815,237	1,813,892
Fixtures	10	114,279	114,194
Vehicles	5	44,910	44,877
Total equipments		3,433,816	3,431,269

Less accumulated depreciation		(1,624,606)	(1,583,285)
Less impairment of the equipment		(675,080)	(674,972)

Property and equipment, net		$1,134,130	$1,173,012

Depreciation expense charged to operations was $22,293 and $22,059 for the three months periods ended June 30, 2015 and 2014. Depreciation expense charged to operations was $44,616 and $45,343 for the six months periods ended June 30, 2015 and 2014.

TONGJI HEALTHCARE GROUP, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2015
(UNAUDITED)

NOTE 4- CONSTRUCTION IN PROGRESS

The Company is constructing a new hospital building on leased land. The hospital building is being constructed by Guangxi Construction Engineering Corporation Langdong 8th Group (“Langdong 8th Group”). Costs capitalized primarily consists of payments for construction costs, acquisition cost, land rights cost, development expenditure, professional fees, and capitalized interest. The Company is required to make payments for construction costs of approximately $7,870,000 and any excess construction cost payments incurred during the construction phase. As of June 30, 2015, the Company had paid approximately $15,337,000 for the construction of the hospital. In addition to what it had paid for the hospital construction, we estimate the additional costs to complete the project to be $10,950,000. The land lease term will start upon completion of the new hospital construction. The new hospital is expected to be completed by March of 2016.

The Company will amortize the cost of the hospital building over the life of the land lease of twenty years. Capitalized interest was approximately $645,252 as of June 30, 2015.

NOTE 5- LAWSUIT SETTLEMENT PAYABLE

In September 2009, Guangxi Nanning Tingyouyuxiang Commercial Co., Ltd. (“Tingyouyuxiang”) filed a civil suit against NTH in the People’s Court. In the complaint, Tingyouyuxiang asserted a breach of contract claim against NTH, alleging that NTH had failed to make timely and total payment of RMB 5,050,000 (approximately $800,000)  under certain Supplement Agreement by and among NTH, Tingyouyuxiang and the Eighth Group of Langdong Village Committee, Nanhu Community Office, Qingxiu District, Nanning City (the “Village Committee”). On December 30, 2009, the People’s Court ruled that NTH shall pay to Tingyouyuxiang damages of RMB 5,050,000 (approximately $800,000) plus interest and the court hearing fee approximately $320,000. On March 9, 2013, NTH appealed to the Intermediate Court, alleging, among other things, that NTH was never served. On June 6, 2013, the Intermediate Court remanded the case to the People’s Court. On April 16, 2014, the Intermediate Court dismissed Tingyouyuxiang’s appeal and affirmed the decision of the People’s Court. Upon settlement of the lawsuit, the Company had accrued approximately $1,383,000 in settlement payable as of June 30, 2015.

NOTE 6- MAJOR SUPPLIERS AND CUSTOMERS

The Company had three major suppliers for the six month period ended June 30, 2015: Guangxi Sunshine Pharmaceutical Co., Ltd., Guangxi Kyushu Pharmaceutical Group Co., Ltd., and Xi'an Algae Exposed Tang Pharmaceutical Group Huashi Pharmaceutical Co., Ltd.  Medicine purchased from these three suppliers accounted for 31%, 29% and 22% respectively.  As of June 30, 2015, total amount due to Guangxi Sunshine Pharmaceutical Co., Ltd., Guangxi Kyushu Pharmaceutical Group Co., Ltd., and Xi'an Algae Exposed Tang Pharmaceutical Group Huashi Pharmaceutical Co., Ltd were approximately $126,000, $119,000, and $90,000, respectively.  The rest are from around 17 different suppliers, one of which is a related party with one common major stockholder which accounted for 1% total medicine purchase for the six month periods ended June 30, 2015.  The Company had two major suppliers for the six month period ended June 30, 2014: Guangxi Sunshine Pharmaceutical Co., Ltd. and Guangxi Tongji Medicine Co. Ltd., a related party with common major stockholders. Medicine purchased from Guangxi Sunshine Pharmaceutical Co., Ltd. and Guangxi Tongji Medicine Co. Ltd. accounted for 31% and 14% of all medicine purchases for six month period ended June 30, 2014. As of June 30, 2014, total amount due to Guangxi Sunshine Pharmaceutical Co., Ltd., and Guangxi Tongji Medicine Co. Ltd were $94,484 and $986,456, respectively.

The Company had two major customers for the six month periods ended June 30, 2015 and 2014. Nanning Social Insurance Center accounted for 16% and 20% of revenue for the six month periods ended June 30, 2015 and 2014, respectively. China UMS accounted for 9% and 6% of revenue for the six month periods ended June 30, 2015 and 2014, respectively. As of June 30, 2015, accounts receivable due from Nanning Social Insurance Center and China UMS was approximately $228,869 and $1,512, respectively.

TONGJI HEALTHCARE GROUP, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2015
(UNAUDITED)

NOTE 7- CAPITAL LEASE OBLIGATIONS

Sale and Lease Back

On March 25, 2011, the Company completed a financing arrangement with an independent third party to sell and leaseback certain machinery and equipment. The net carrying value of the machinery and equipment sold was $262,683. The machinery and equipment was sold for $371,517, of which $334,365 was received in cash and $37,152 was held as refundable deposit. The transaction has been accounted for as a financing arrangement, wherein the property remains on the Company’s books and will continue to be depreciated. A financing obligation in the amount of $371,517, representing the proceeds, has been recorded under “Capital Lease Payable” in the Company’s Balance Sheet, and is being reduced based on payments under the lease. Capital Lease Payable was approximately $125,000 as of June 30, 2015.  The lease does not contain an option to renew. There is also no contingent rent or concessions, or any leasehold improvement incentives.

The lease has a term of 5 years and requires minimum annual rental payments including principal and interest as follows:

Year Ending December 31	Amount
2015	$101,329
2016	33,777
Total minimum lease payments	135,106
Less: interest payments	9,546
PV of minimum capital lease payments	125,560
Less: current obligations under capital lease	125,560
Long term capital lease obligation	$0

In October 2011, the Company entered into an agreement to lease certain machinery and equipment that are classified as capital leases. The cost of equipment under capital leases of approximately $1,430,000 is included in the Balance Sheet as property, plant, and equipment at December 31, 2014. Those equipment are to be placed in service upon usage approval from the Chinese government and hiring qualified personnel. As of June 30, 2015, the Company still has not received the approval. Accumulated depreciation and impairment loss of the leased equipment at June 30, 2015 was approximately $1,294,502.  Capital Lease Payable was approximately $554,000 as of June 30, 2015.

The lease has a term of 5 years and requires minimum annual rental payments including principal and interest as follows:

Year Ending December 31	Amount
2015	$378,038
2016	220,522
Total minimum lease payments	598,560
Less: interest payments	44,741
PV of minimum capital lease payments	553,819
Less: current obligations under capital lease	491,447
Long term capital lease obligation	$62,372

On June 10, 2015, the Company received a late payment notice from the lender that the Company has an approximately of $183,000 overdue balance. The Company is actively negotiating the possible solution to resolve the issue.

TONGJI HEALTHCARE GROUP, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2015
(UNAUDITED)

 NOTE 8- OTHER PAYABLE

Other payable as of June 30, 2015 and December 31, 2014 consists of the following:

	June 30, 2015	December 31, 2014
Advance from customers	$48,789	$29,166
Welfare payable	61,213	8,517
Capital lease deposits paid by third party	351,806	350,491
Other payables	120,398	262,540
Total	$582,206	$650,714

NOTE 9- STOCKHOLDERS' EQUITY

Preferred Stock

As of June 30, 2015 and December 31, 2014, the Company has 20,000,000 shares of preferred stock authorized with a par value of $0.001. There are no shares issued and outstanding as of June 30, 2015.

Common Stock

As of June 30, 2015 and December 31, 2014, the Company has 50,000,000 shares of common stock authorized with a par value of $0.001.

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

As of June 30, 2015, the Company had accumulated deficit of $3,135,083. Therefore, the Company did not appropriate any fund for the statutory surplus reserve for the six month period ended June 30, 2015.

TONGJI HEALTHCARE GROUP, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2015
(UNAUDITED)

NOTE 9- STOCKHOLDERS' EQUITY - continued

Stock Option

Stock-based compensation amounted to $0 and $2,545 for the six month periods ended June 30, 2015 and 2014, respectively.

The following table summarizes stock option activity in the Company's stock-based compensation plans for the six month period ended June 30, 2015.

Number of Shares		Weighted Average Exercise Price	Aggregate Intrinsic Value (in thousands)
Outstanding at January 1, 2015	100,000	$0.24	$-
Granted	-	-	-
Exercised	-	-	-
Cancelled/expired	-	-	-
Exercisable at June 30, 2015	100,000	$0.24	$-
Vested at June 30, 2015	100,000	$0.24	$-
Outstanding at June 30, 2015	100,000	$0.24	$-

There were no options granted, exercised or cancelled/expired during the six month period ended June 30, 2015.

NOTE 10- RELATED PARTY TRANSACTIONS AND COMMITMENTS

Due from/to Related Parties

The Company has entered into agreements with Nanning Tongji Chain Pharmacy Co. Ltd., Guangxi Tongji Medicine Co. Ltd., and Nanning Switch Factory whereby the Company from time to time will advance funds to assist them with their operations. The three companies have common major stockholders. The advanced amounts accrue interest at a rate of 1.5% per annum. The amount receivable as of June 30, 2015 and December 31, 2014 was $44,616 and $44,538, respectively. Interest income for the three month periods ended June 30, 2015 and 2014 was approximately $168 and $168, respectively. Interest income for the six month periods ended June 30, 2015 and 2014 were approximately $334 and $336, respectively.

The Company has entered into an agreement with the Chairman and a stockholder of the Company, Nanning Tongji Chain Pharmacy Co. Ltd., Guangxi Tongji Medicine Co. Ltd., and Nanning Tongji Electric Coating Factory, whereby the Company from time to time will be advanced funds to for its operations. The advanced amounts accrue interest at a rate of 1.5% per annum. As of June 30, 2015 and December 31, 2014, $13,276,299 and $12,964,815 were payable to these related parties, respectively. Interest expense for the three month periods ended June 30, 2015 and 2014 was $61,928 and $46,063 respectively. Interest expense for the six month periods ended June 30, 2015 and 2014 were $122,873 and $91,706, respectively.

Rental Commitments

On March 1, 2015, the Company renewed the lease agreement for their hospital with Guangxi Tongji Medicine Co. Ltd that expired in December 2014. Monthly lease payment under the new lease is approximately $4,800. The lease will expire on February 28, 2018. The Company is also in the process of building a new 600-bed hospital in Nanning, China. It expects the new hospital to be completed by March of 2016. The hospital is being constructed by Guangxi Construction Engineering Corporation Langdong 8th Group and, when completed, the land on which the hospital is located will be leased by the Company for a twenty-year term. The annual lease payments will gradually increase each year. Based on the exchange rate at June 30, 2015, minimum future lease payments are as follows:

	Related Party	Non-Related Party	Total
1-5 years	$154,839	$2,758,737	$2,913,575
6-10 years	-	3,161,962	3,161,962
11-15 years	-	3,553,763	3,553,763
16-20 years	-	1,467,742	1,467,742
Total	$154,839	$10,942,204	$11,097,043

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

We had two major customers for the six month periods ended June 30, 2015 and 2014: Nanning Social Insurance Center accounted for 16% and 20% of revenue for the six month periods ended June 30, 2015 and 2014, respectively. China UMS accounted for 9% and 6% of revenue for the six month periods ended June 30, 2015 and 2014, respectively. As of June 30, 2015, accounts receivable due from Nanning Social Insurance Center and China UMS was approximately $228,869 and $1,512, respectively.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations - continued

The Company had three major suppliers for the six month period ended June 30, 2015: Guangxi Sunshine Pharmaceutical Co., Ltd., Guangxi Kyushu Pharmaceutical Group Co., Ltd., and Xi'an Algae Exposed Tang Pharmaceutical Group Huashi Pharmaceutical Co., Ltd.  Medicine purchased from these three suppliers accounted for 31%, 29% and 22% respectively.  As of June 30, 2015, total amount due to these three suppliers were approximately $126,000, $119,000, and $90,000, respectively.  The rest are from around 17 different suppliers, one of which is a related party with one common major stockholder which accounted for 1% total medicine purchase for the six month periods ended June 30, 2015.  The Company had two major suppliers for the six month period ended June 30, 2014: Guangxi Sunshine Pharmaceutical Co., Ltd. and Guangxi Tongji Medicine Co. Ltd., a related party with common major stockholders. Medicine purchased from Guangxi Sunshine Pharmaceutical Co., Ltd. and Guangxi Tongji Medicine Co. Ltd. accounted for 31% and 14% of all medicine purchases for six month period ended June 30, 2014. As of June 30, 2014, total amount due to Guangxi Sunshine Pharmaceutical Co., Ltd., and Guangxi Tongji Medicine Co. Ltd were $94,484 and $986,456, respectively.

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

Results of Operation - Three Months Ended June 30, 2015 and 2014

Material changes of items in our Statement of Operations for the three months ended June 30, 2015, as compared to the three months ended June 30, 2014, are discussed below.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations - continued

Operating Revenues  – Operating revenue for the three month period ended June 30, 2015, which resulted primarily from in-patient services and out-patient services, was $648,292, a slight decrease of $21,468 or 3%, as compared with the operating revenue of $669,760 for the same period of 2014. Our in-patient service revenue was $240,372 for the three month period ended June 30, 2015, as compared to $315,426 for the same period in 2014, a decrease of $75,054 or 24%. The decrease in the in-patient service revenue was primarily due to the downsizing of an in-patient department. Our out-patient service revenue was $407,920 for the three month period ended June 30, 2015, an increase of $53,586 or 15% as compared to $354,334 for the same period in 2014. The increase in the out-patient service revenue was primarily due to extended service hours offered in some of our out-patient service department.

Operating Expenses  – Operating expenses were $698,831 for the three month period ended June 30, 2015, an increase of 7% as compared to $652,454 for the same period of 2014, which was primarily due to the increase in salary, insurance and professional fee expenses.

Loss from Operations - Operating loss was $50,539 for the three month period ended June 30, 2015, an increase of $67,845 or 392% as compared to an operating gain of $17,306 for the same period of 2014. The primary reason for the increased operating loss is the aforementioned changes.

Interest Expense –  Interest expense for the three month period ended June 30, 2015 was $49,657 as compared to $44,750 for the three month period ended June 30, 2014, an increase of $4,907 or 11%.   The increase was primarily due to the increase in related party borrowings to fund the new hospital construction.

Net Loss  - As a result of the forgoing, the Company had a net loss of $87,882 during the quarter ended June 30, 2015, compared to a net loss of $18,983 for the comparative period in 2014, an increase of $68,899 or 363%.

Results of Operation - Six Months Ended June 30, 2015 and 2014

Material changes of items in our Statement of Operations for the six months ended June 30, 2015, as compared to the six months ended June 30, 2014, are discussed below.

Operating Revenues – Operating revenue for the six month period ended June 30, 2015, which resulted primarily from in-patient service and out-patient service, was $1,199,074, a slight decrease of $11,639 or 1%, as compared with the operating revenue of $1,210,713 for the same period of 2014. Our in-patient service revenue was $463,390 for the six month period ended June 30, 2015, as compared to $578,602 for the same period in 2014, a decrease of $115,212 or 20%. [The decrease in the in-patient service revenue was primarily due to the downsizing of an in-patient department.]  Our out-patient service revenue was $735,684 for the six month period ended June 30, 2015, an increase of $103,573or 16% as compared to $632,111 for the same period in 2014. The increase in the out-patient service revenue was primarily a result of our marketing effort and extended service hours offered in some of our out-patient service department.

Operating Expenses – Operating expenses were $1,279,315 for the six month period ended June 30, 2015, an increase of 5% as compared to $1,215,254 for the same period of 2014. The increase was primarily due to the increase in salary, insurance and professional fee expenses.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations - continued

Loss from Operations - Operating loss was $80,241 for the six month period ended June 30, 2015, an increase of $75,700 or 1667% as compared to an operating loss of $4,541 for the same period of 2014. The primary reason for the increase is the aforementioned changes.

Interest Expense – Interest expense for the six month period ended June 30, 2015 was $97,670 as compared to $95,380 for the six month period ended June, 2014, a slight increase of $2,290 or 2%.

Net Loss - As a result of the forgoing, the Company had a net loss of $158,078 during the six month period ended June 30, 2015, compared to a net loss of $81,996 for the comparative period in 2014, an increase of $76,082 or 93%.

Trends, Events and Uncertainties

The China Ministry of Health, as well as other related agencies, has proposed changes to the price limit we can charge for medical services, drugs and medications. We cannot predict the impact of these proposed changes since the changes are not fully defined and we do not know whether those proposed changes will be implemented or when they may take effect.

We are in the process of building a new 600-bed hospital building in Nanning city on leased land. We expect the new hospital building to be completed by March of 2016. The hospital building is being constructed by Guangxi Construction Engineering Corporation Langdong 8th Group (“Langdong 8th Group”). The lease payments for the land will start after the construction is completed. Annual lease payments for the land will increase every year. Our agreement with Langdong 8th Group obligates us to pay approximately $7,870,000 for construction related costs. In addition, we are responsible for any additional costs necessary to complete the project. As of June 30, 2015, we had paid approximately $15,337,000 for the construction of the hospital. We borrowed most of the funds from our related company Guangxi Tongji Medicine Co., Ltd. In addition to what we had paid for the hospital building construction, we estimate the additional costs to complete the project to be $10,950,000. We expect to obtain the additional funding through borrowing from bank and sales of some company owned properties. We will continue to operate in our existing hospital buildings after the completion of the new hospital building.

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

The following shows our material sources and uses of cash during the six month periods ended June 30, 2015 and 2014:

	2015	2014
Cash provided by (used in) operating activities	$(45,672)	$226,686

Cash (used in) investing activities	$(96,731)	$(1,356,574)

Cash provided by financing activities	$181,411	$1,158,532

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

Operating Activities

Net cash used in operating activities primarily consists of net loss, as adjusted by depreciation, stock option, and changes in operating assets and liabilities such as accounts receivable, medical supplies, capital lease deposits, prepaid expense and other current assets, accounts payables and accrued liabilities and other payables.

Net cash used in operating activities was $45,672 for the six months ended June 30, 2015, an increase of $272,358 or 120%, as compared with the net cash provided by operating activities of $226,686 for the same period in 2014. The increase in net cash used in operating activities was primarily due a decrease of $21,917 in other payable, a decrease of $1,986 in accounts payable and accrued expenses, and a decrease of $103,249 in accounts receivable, offset by a decrease of $99,496 in medical supply purchases.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations - continued

Investing Activities

Net cash used in investing activities was $96,731 for the six months ended June 30, 2015, a decrease of $1,262,595 or 94%, as compared with the net cash used in investing activities of $1,359,326 for the same period in 2014. The decrease in net cash used in investing activities was primarily due to a decrease of approximately $1,252,823 in construction in progress.

Financing Activities

Net cash provided by financing activities primarily consists of proceeds from related party loans.

Net cash provided by financing activities was $181,411 for the six months ended June 30, a decrease of $977,121 or 84%, as compared with the net cash provided by financing activities of $1,158,532 for the same period in 2014. The decrease was primarily attributable to decrease in fund advanced by related parties for the construction of the new hospital building.

Working Capital

Our working capital was negative $17,836,915 as of June 30, 2015, as compared with negative $17,469,780 as of December 31, 2014, an increase of $297,741, which is primarily attributable to the related party loan of approximately $193,000 to fund the construction of the new hospital and payment of payables.

Rental Commitments

On March 1, 2015, the Company renewed the lease agreement for their hospital with Guangxi Tongji Medicine Co. Ltd that expired in December 2014. Monthly lease payment under the new lease is approximately $4,800. The lease will expire on February 28, 2018. The Company is also in the process of building a new 600-bed hospital in Nanning, China. It expects the new hospital to be completed by March of 2016. The hospital is being constructed by Guangxi Construction Engineering Corporation Langdong 8th Group and, when completed, the land on which the hospital is located will be leased by the Company for a twenty-year term. The annual lease payments will gradually increase each year. Based on the exchange rate at June 30, 2015, minimum future lease payments are as follows:

	Related Party	Non-Related Party	Total
1-5 years	$154,839	$2,758,737	$2,913,575
6-10 years	-	3,161,962	3,161,962
11-15 years	-	3,553,763	3,553,763
16-20 years	-	1,467,742	1,467,742
Total	$154,839	$10,942,204	$11,097,043

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations - continued

Going Concern

The accompanying consolidated financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern. However, the Company has negative working capital of $17,836,915, an accumulated deficit of $3,135,083, and a stockholders’ deficit of $2,564,165 as of June 30, 2015. The Company’s ability to continue as a going concern ultimately is dependent on the management’s ability to obtain equity or debt financing, attain further operating efficiencies, and achieve profitable operations. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might be necessary should the Company not be able to continue as a going concern.

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

As of June 30, 2015, our management, under the supervision of and with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as required by Rules 13a-15(b) and 15d-15(b) under the Exchange Act. Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of June 30, 2015 as a result of the material weaknesses identified in our internal control over financial reporting, which are discussed below. Our management considers our internal control over financial reporting to be an integral part of our disclosure controls and procedures.

Item 4. Controls and Procedures - continued

Specifically, our management identified certain matters involving internal control and our operations that it considered to be material weaknesses. As defined in the Exchange Act, a material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the registrant's annual or interim financial statements will not be prevented or detected on a timely basis. The material weaknesses identified by our management as of June 30, 2015, are described below:

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

In September 2009, Guangxi Nanning Tingyouyuxiang Commercial Co., Ltd. (“Tingyouyuxiang”) filed a civil suit against Nanning Tongji Hospital, Inc. (“NTH”), a subsidiary of the Company in the People’s Court. In the complaint, Tingyouyuxiang asserted a breach of contract claim against NTH, alleging that NTH had failed to make timely and total payment of RMB 5,050,000 (approximately $800,000)  under certain Supplement Agreement by and among NTH, Tingyouyuxiang and the Eighth Group of Langdong Village Committee, Nanhu Community Office, Qingxiu District, Nanning City (the “Village Committee”). One December 30, 2009, the People’s Court ruled that NTH shall pay to Tingyouyuxiang damages of RMB 5,050,000 (approximately $800,000) plus interest and the court hearing fee approximately $320,000. On March 9, 2013, NTH appealed to the Intermediate Court, alleging, among other things, that NTH was never served. On June 6, 2013, the Intermediate Court remanded the case to the People’s Court.  On April 16, 2014, the Intermediate Court dismissed Tingyouyuxiang’s appeal and affirmed the decision of the People’s Court. Upon settlement of the lawsuit, the Company had accrued approximately $1,383,000 in settlement payable as of June 30, 2015.

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

TONGJI HEALTHCARE GROUP, INC.

Date: August 14, 2015	By:	/s/ Yunhui Yu
Yunhui Yu President and Chief Executive Officer (Principal Executive Officer)

Date: August 14, 2015	By:	/s/ Eric Zhang
Eric Zhang Chief Financial Officer (Principal Financial Officer)