Form 10-Q
period 2015-09-30
Tongji Healthcare Group, Inc.
filed 2015-11-23
CIK 1389518

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2015

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

Indicate the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:

As of November 14, 2015, there were 15,812,191 shares of $0.001 par value common stock issued and outstanding.

FORM 10-Q

TONGJI HEALTHCARE GROUP, INC.

INDEX

		Page

PART I.	Financial Information	4

	Item 1. Financial Statements (Unaudited).	4

	Condensed Consolidated Balance Sheets as of September 30, 2015 (Unaudited) and December 31, 2014.	5

	Condensed Consolidated Statements of Operations and Comprehensive Income (loss) for the Three and nine Months Ended September 30, 2015 and 2014 (Unaudited).	6

	Condensed Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2015 and 2014 (Unaudited).	7

	Notes to Condensed Consolidated Financial Statements as of September 30, 2015 (Unaudited).	8

	Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.	21

	Item 3. Quantitative and Qualitative Disclosures About Market Risk.	26

	Item 4. Controls and Procedures.	27

PART II.	Other Information	28

	Item 1. Legal Proceedings.	28

	Item 1A. Risk Factors.	28

	Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.	28

	Item 3. Defaults Upon Senior Securities.	28

	Item 4. Mine Safety Disclosures.	28

	Item 5. Other Information.	28

	Item 6. Exhibits.	29

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

The unaudited condensed consolidated financial statements of registrant as of September 30, 2015 and December 31, 2014 and for the nine months ended September 30, 2015 and 2014 follow. The condensed consolidated financial statements reflect all adjustments which are, in the opinion of management, necessary for a fair presentation of the results for the interim periods presented. All such adjustments are of a normal and recurring nature.

TONGJI HEALTHCARE GROUP, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	September 30, 2015	December 31, 2014
		(Audited)
ASSETS

Current Assets
Cash	$84,695	$9,606
Accounts receivable, net	150,053	214,799
Due from related parties	108,581	118,093
Medical supplies	68,549	120,772
Prepaid expenses and other current assets	5,436	8,155

Total Current Assets	417,314	471,425

Equipment, net	1,087,356	1,173,012

Construction in progress	15,012,410	15,221,811

Deposits	179,355	183,746

Intangible assets, net	59,344	68,283

TOTAL ASSETS	$16,755,779	$17,118,277

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities
Accounts payable and accrued expenses	$929,271	$869,924
Due to related parties	15,832,578	15,988,370
Other payable	559,508	650,714
Current portion of capital lease payable	662,746	432,197

Total Current Liabilities	17,984,103	17,941,205

Settlement payable	1,373,565	1,334,209

Capital lease payable	-	246,678

Total Liabilities	19,357,668	19,522,092

STOCKHOLDERS' DEFICIT
Preferred stock; $0.001 par value, 20,000,000 shares authorized and none issued and outstanding	-	-
Common stock; $0.001 par value, 50,000,000 shares authorized and 15,812,191 shares issued and outstanding as of September 30, 2015 and December 31, 2014 respectively	15,812	15,812
Additional paid in capital	440,368	440,368
Accumulated deficit	(3,236,603)	(2,977,005)
Accumulated other comprehensive income	178,534	117,010

Total Stockholders' Deficit	(2,601,889)	(2,403,815)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$16,755,779	$17,118,277

The accompanying notes are an integral part of these condensed consolidated financial statements.

TONGJI HEALTHCARE GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(UNAUDITED)

	For the Three Months Ended September 30		For the Nine Months Ended September 30
	2015	2014	2015	2014

OPERATING REVENUE
In-patient service revenue	$297,438	$269,207	$760,828	$847,809
Out-patient service revenue	268,936	380,186	1,004,620	1,012,297
Total operating revenue	566,374	649,393	1,765,448	1,860,106

OPERATING EXPENSES
Administrative expenses	73,167	49,376	239,880	147,610
Depreciation and amortization expenses	21,613	22,403	66,229	67,746
Medicine and supplies	272,277	271,889	827,816	812,421
Other operating expenses	68,178	83,215	222,332	242,777
Salary and fringes	176,584	215,957	534,877	587,540
Total operating expenses	611,819	642,840	1,891,134	1,858,094

INCOME (LOSS) FROM OPERATIONS	(45,445)	6,553	(125,686)	2,012

OTHER INCOME (EXPENSE)
Other income	15,306	7,023	35,139	24,948
Interest expense, net	(71,381)	(64,646)	(169,051)	(160,026)
Total Other Expense	(56,075)	(57,623)	(133,912)	(135,078)

LOSS BEFORE INCOME TAXES	(101,520)	(51,070)	(259,598)	(133,066)

Provision for income taxes	-		-	-

NET LOSS	(101,520)	(51,070)	(259,598)	(133,066)

OTHER COMPREHENSIVE INCOME
Foreign currency translation gain (loss)	63,796	(21,855)	61,524	26,774

NET COMPREHENSIVE LOSS	$(37,724)	$(72,925)	$(198,074)	$(106,292)

Net loss per common stock-Basic and Diluted	$(0.006)	$(0.007)	$(0.016)	$(0.008)

Weighted average common stock outstanding
Basic and Diluted	15,812,191	15,812,191	15,812,191	15,812,191

The accompanying notes are an integral part of these condensed consolidated financial statements.

TONJI HEALTHCARE GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS PERIOD ENDED SEPTEMBER 30,
(UNAUDITED)

	2015	2014
Operating activities:
Net loss	$(259,598)	$(133,066)
Adjustments to reconcile net loss to
Net cash provided by (used in) operating activities:
Depreciation and amortization expense	66,229	67,747
Stock option expense	-	3,839
Increase/(decrease) in operating assets and liabilities:
Accounts receivable	60,673	206,459
Medical supplies	50,206	75,143
Prepaid expense and other current assets	2,567	10,492
Deposit	27	1,499
Accounts payable and accrued expenses	81,397	110,280
Other payables	(77,055)	(115,011)
Settlement liability	72,282	73,229

Net Cash Provided by (Used in) Operating Activities	(3,272)	300,611

Investing activities:
Acquisitions of equipment	-	(8,481)
Construction in progress	(154,878)	(2,128,894)
Due from related parties	6,823	6,912

Net Cash Used in Investing Activities	(148,055)	(2,130,463)

Financing activities:
Capital lease	-	(292,462)
Due to related parties	227,940	2,119,877

Net Cash Provided by Financing Activities	227,940	1,827,415

Effects of foreign currency translation	(1,524)	(120)

Net increase (decrease) in Cash	75,089	(2,557)

Cash-Beginning of Period	9,606	7,793

Cash-Ending of Period	$84,695	$5,236

Cash Paid During the Year for:
Income taxes	$-	$-
Interest paid	$28,957	$69,158

The accompanying notes are an integral part of these consolidated financial statements.

TONGJI HEALTHCARE GROUP, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2015
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
September 30, 2015
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

CASH AND CASH EQUIVALENTS

For purposes of the statements of cash flows, the Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents. A substantial amount of the Company’s cash is held in bank accounts in the PRC and is not protected by Federal Deposit Insurance Corporation (FDIC) insurance or any other similar insurance. Cash held in China amounted to $84,695 as of September 30, 2015. Given the current economic environment and the financial condition of the banking industry, there is a risk that the deposits may not be readily available or covered by such insurance. The Company has had no loss of cash in domestic or foreign banks in past years.

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
September 30, 2015
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

The exchange rates used to translate amounts in RMB into USD for the purposes of preparing the financial statements were as follows:

September 30, 2015
Balance sheet	RMB 6.36 to US $1.00
Statement of income and other comprehensive income	RMB 6.25 to US $1.00

December 31, 2014
Balance sheet	RMB 6.20 to US $1.00
Statement of income and other comprehensive income	RMB 6.16 to US $1.00

September 30, 2014
Statement of income and other comprehensive income	RMB 6.17 to US $1.00

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
September 30, 2015
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
The Company has estimated a bad debt allowance of approximately $30,261and $31,000 as of September 30, 2015 and December 31, 2014.

FAIR VALUE OF FINANCIAL INSTRUMENTS

The Company applies the provisions of FASB ASC Topic 825 - Financial Instruments, which requires all entities to disclose the fair value of financial instruments, both assets and liabilities recognized and not recognized on the balance sheet, for which it is practicable to estimate fair value, and defines fair value of a financial instrument as the amount at which the instrument could be exchanged in a current transaction between willing parties. As of September 30, 2015 and December 31, 2014 the fair value of cash and cash equivalents, accounts receivable, accounts payable and accrued expenses, notes payable and other payables approximated the carrying value due to the short maturity of the instruments, quoted market prices or interest rates which fluctuate with market rates except for related party debt or receivables for which it is not practicable to estimate fair value.

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
September 30, 2015
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
September 30, 2015
(UNAUDITED)

NOTE 2- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - continued

CAPITALIZATION OF INTEREST

Interest cost is capitalized for qualifying assets when the portion of the interest cost incurred during the assets acquisition periods could have been avoided if expenditures for the assets had not been made. The amount capitalized in an accounting period is determined by applying the capitalization rate to the average amount of accumulated expenditures for the asset during the period. The capitalization rates used in an accounting period is based on the rates applicable to borrowings outstanding during the period (also see Note 4).

Capitalization period covers the duration of the activities required to get the asset ready for its intended use, provided that expenditures for the asset have been made and interest cost is being incurred. Interest capitalization continues as long as those activities and the incurrence of interest cost continue.

IMPAIRMENT OF LONG-LIVED ASSETS

The Company’s long-lived assets are reviewed for impairment in accordance with the guidance of ASC 360, “Property, Plant, and Equipment”, and Topic 205 “Presentation of Financial Statements”. The Company tests for impairment losses on long-lived assets used in operations whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. Whenever any such impairment exists, an impairment loss will be recognized for the amount by which the carrying value exceeds the fair value.

The Company tests long-lived assets for recoverability at least annually or more frequently upon the occurrence of an event or when circumstances indicate that the net carrying amount is greater than its fair value. Assets are grouped and evaluated at the lowest level for their identifiable cash flows that are largely independent of the cash flows of other groups of assets. The Company considers historical performance and future estimated results in its evaluation of potential impairment and then compares the carrying amount of the asset to the future estimated cash flows expected to result from the use of the asset. If the carrying amount of the asset exceeds estimated expected undiscounted future cash flows, the Company measures the amount of impairment by comparing the carrying amount of the asset to its fair value. The estimation of fair value is generally measured by discounting expected future cash flows at the rate the Company utilizes to evaluate potential investments. The Company estimates fair value based on the information available in making whatever estimates, judgments and projections are considered necessary. There was no impairment of long-lived assets for the nine months ended September 30, 2015 and 2014.

BASIC AND DILUTED EARNINGS PER SHARE

Earnings per share (EPS) is calculated in accordance with the FASB ASC Topic 260, “Earnings Per Share.” Basic net income (loss) per share is based upon the weighted average number of common shares outstanding. Diluted net income (loss) per share is based on the assumption that all dilutive convertible shares and stock options were converted or exercised. Dilution is computed by applying the treasury stock method. Under this method, options and warrants are assumed to be exercised at the beginning of the period (or at the time of issuance, if later), and as if funds obtained thereby were used to purchase common stock at the average market price during the period. Potentially dilutive securities to purchase 100,000 shares of common stock were not included in the calculation of the diluted earnings per share as their effect would be anti-dilutive for the nine months ended September 30, 2015. During the nine month period ended September 30, 2015, the average market price of the common stock was less than the exercise price of the stock options and the Company was in net loss position. Accordingly, the stock options were anti-dilutive and have not been included in the calculation of diluted earnings per share.

TONGJI HEALTHCARE GROUP, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2015
(UNAUDITED)

NOTE 2- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - continued

INCOME TAXES

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

TONGJI HEALTHCARE GROUP, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2015
(UNAUDITED)

NOTE 2- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - continued

Stock-based compensation costs that have been included in operating expenses amounted to $0 and $3,839, for the nine month periods ended September 30, 2015 and 2014, respectively.

COMPREHENSIVE INCOME

The Company reports comprehensive income in accordance with FASB ASC Topic 220 “Comprehensive Income," which established standards for reporting and displaying comprehensive income and its components in a financial statement that is displayed with the same prominence as other financial statements.

Total comprehensive income is defined as all changes in stockholders' equity during a period, other than those resulting from investments by and distributions to stockholders (i.e., issuance of equity securities and dividends). Generally, for the Company, total comprehensive income (loss) equals net income (loss) plus or minus adjustments for currency translation. Total comprehensive income (loss) represents the activity for a period net of related tax and was a loss of $37,724 and $72,925 for the three month periods ended September 30, 2015 and 2014, respectively. Total comprehensive income (loss) represents the activity for a period net of related tax and was a loss of $198,074 and $106,292 for the nine month periods ended September 30, 2015 and 2014, respectively.

While total comprehensive income is the activity in a period and is largely driven by net earnings in that period, accumulated other comprehensive income or loss (“AOCI”) represents the cumulative balance of other comprehensive income as of the balance sheet date. For the Company, AOCI is primarily the cumulative balance related to the currency adjustments and increased overall equity by $178,534 and $117,010 as of September 30, 2015 and December 31, 2014, respectively.

RECENT ACCOUNTING PRONOUNCEMENTS

Recent accounting pronouncements issued by the FASB, the AICPA and the SEC  did not, or are not believed by management to, have a material effect on the Company’s present or future consolidated financial statements.

GOING CONCERN

The accompanying consolidated financial statements have been prepared in conformity with generally accepted accounting principles in the United States of America, which contemplate continuation of the Company as a going concern. However, the Company has negative working capital of $17,566,789, an accumulated deficit of $3,236,603, and a stockholders’ deficit of $2,601,889 as of September 30, 2015. The Company’s ability to continue as a going concern ultimately is dependent on the management’s ability to obtain equity or debt financing, attain further operating efficiencies, and achieve profitable operations. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might be necessary should the Company not be able to continue as a going concern.

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

TONGJI HEALTHCARE GROUP, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2015
(UNAUDITED)

NOTE 3- EQUIPMENT

 Equipment as of September 30, 2015 and December 31, 2014 comprised the following:

	Estimated Useful Lives (Years)	September 30, 2015	December 31, 2014
Office equipment	5-10	$84,758	$86,821
Medical equipment	5	1,338,902	1,371,485
Capital lease equipment	5	1,770,797	1,813,892
Fixtures	10	111,480	114,194
Vehicles	5	43,811	44,877
Total equipment		3,349,748	3,431,269

Less accumulated depreciation		(1,591,676)	(1,583,285)
Less impairment of the equipment		(670,716)	(674,972)

Property and equipment, net		$1,087,356	$1,173,012

Depreciation expense charged to operations was $21,613 and $22,403 for the three months periods ended September 30, 2015 and 2014. Depreciation expense charged to operations was $66,229 and $67,746 for the nine months periods ended September 30, 2015 and 2014.

NOTE 4- CONSTRUCTION IN PROGRESS

The Company is constructing a new hospital building on leased land. The hospital building is being constructed by Guangxi Construction Engineering Corporation Langdong 8th Group (“Langdong 8th Group”). Costs capitalized primarily consists of payments for construction costs, acquisition cost, land rights cost, development expenditure, professional fees, and capitalized interest. The Company is required to make payments for construction costs of approximately $7,870,000 and any excess construction cost payments incurred during the construction phase. As of September 30, 2015, the Company had paid approximately $15,012,410 for the construction of the hospital. The land lease term will start upon completion of the new hospital construction. The new hospital is expected to be completed by March of 2016.

The Company will amortize the cost of the hospital building over the life of the land lease of twenty years. Capitalized interest was approximately $152,248 as of September 30, 2015.

NOTE 5- LAWSUIT SETTLEMENT PAYABLE

In September 2009, Guangxi Nanning Tingyouyuxiang Commercial Co., Ltd. (“Tingyouyuxiang”) filed a civil suit against NTH in the People’s Court. In the complaint, Tingyouyuxiang asserted a breach of contract claim against NTH, alleging that NTH had failed to make timely and total payment of RMB 5,050,000 (approximately $800,000)  under certain Supplement Agreement by and among NTH, Tingyouyuxiang and the Eighth Group of  Langdong Village Committee, Nanhu Community Office, Qingxiu District, Nanning City (the “Village Committee”). On December 30, 2009, the People’s Court ruled that NTH shall pay to Tingyouyuxiang damages of RMB 5,050,000 (approximately $800,000) plus interest and the court hearing fee approximately $320,000. On March 9, 2013, NTH appealed to the Intermediate Court, alleging, among other things, that NTH was never served. On June 6, 2013, the Intermediate Court remanded the case to the People’s Court.  On April 16, 2014, the Intermediate Court dismissed Tingyouyuxiang’s appeal and affirmed the decision of the People’s Court. Upon settlement of the lawsuit, the Company had accrued approximately $1,373,565 in settlement payable as of September 30, 2015.

TONGJI HEALTHCARE GROUP, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2015
(UNAUDITED)

NOTE 6- MAJOR SUPPLIERS AND CUSTOMERS

The Company had three major suppliers for the nine month period ended September 30, 2015: Guangxi Kyushu Pharmaceutical Group Co., Ltd., Guangxi Donglong Century Pharmaceutical Co., Ltd., and Sinopharm Medicine Holding Nanning Co., Ltd.  Medicine purchased from these three suppliers accounted for 47%, 21% and 14% respectively.  As of September 30, 2015, total amount due to Guangxi Kyushu Pharmaceutical Group Co., Ltd., Guangxi Donglong Century Pharmaceutical Co., Ltd., and Sinopharm Medicine Holding Nanning Co., Ltd. were approximately $91,000, $41,000, and $26,000, respectively.  The rest are from around 8 different suppliers, one of which is a related party with one common major stockholder which accounted for 1% total medicine purchase for the nine month periods ended September 30, 2015.  The Company had two major suppliers for the nine month period ended September 30, 2014: Guangxi Sunshine Pharmaceutical Co., Ltd. and Guangxi Tongji Medicine Co. Ltd., a related party with common major stockholders. Medicine purchased from Guangxi Sunshine Pharmaceutical Co., Ltd. and Guangxi Tongji Medicine Co. Ltd. accounted for 31% and 14% of all medicine purchases for nine month period ended September 30, 2014. As of September 30, 2014, total amount due to Guangxi Sunshine Pharmaceutical Co., Ltd., and Guangxi Tongji Medicine Co. Ltd were $152,449 and $996,999, respectively.

The Company had two major customers for the nine month periods ended September 30, 2015 and 2014. Nanning Social Insurance Center accounted for 19% and 9% of revenue for the nine month periods ended September 30, 2015 and 2014, respectively. China UMS accounted for 6% and 5% of revenue for the nine month periods ended September 30, 2015 and 2014, respectively. As of September 30, 2015, accounts receivable due from Nanning Social Insurance Center and China UMS was approximately $183,958 and $559, respectively.

NOTE 7- CAPITAL LEASE OBLIGATIONS

Sale and Lease Back

On March 25, 2011, the Company completed a financing arrangement with an independent third party to sell and leaseback certain machinery and equipment. The net carrying value of the machinery and equipment sold was $262,683. The machinery and equipment was sold for $371,517, of which $334,365 was received in cash and $37,152 was held as refundable deposit. The transaction has been accounted for as a financing arrangement, wherein the property remains on the Company’s books and will continue to be depreciated. A financing obligation in the amount of $371,517, representing the proceeds, has been recorded under “Capital Lease Payable” in the Company’s Balance Sheet, and is being reduced based on payments under the lease. Capital Lease Payable was approximately $122,000 as of September 30, 2015.  The lease does not contain an option to renew. There is also no contingent rent or concessions, or any leasehold improvement incentives.

The lease has a term of 5 years and requires minimum annual rental payments including principal and interest as follows:

Year Ending December 31	Amount
2015	$98,849
2016	32,950
Total minimum lease payments	131,799
Less: interest payments	9,313
PV of minimum capital lease payments	122,486
Less: current obligations under capital lease	122,486
Long term capital lease obligation	$0

 In October 2011, the Company entered into an agreement to lease certain machinery and equipment that are classified as capital leases. The cost of equipment under capital leases of approximately $1,430,000 is included in the Balance Sheet as property, plant, and equipment at December 31, 2014. Those equipment are to be placed in service upon usage approval from the Chinese government and hiring qualified personnel. As of September 30, 2015, the Company still has not received the approval. Accumulated depreciation and impairment loss of the leased equipment at September 30, 2015 was approximately $1,281,818.  Capital Lease Payable was approximately $540,000 as of September 30, 2015.

TONGJI HEALTHCARE GROUP, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2015
(UNAUDITED)

NOTE 7- CAPITAL LEASE OBLIGATIONS - continued

The lease has a term of 5 years and requires minimum annual rental payments including principal and interest as follows:

Year Ending December 31	Amount
2015	$368,782
2016	215,123
Total minimum lease payments	583,906
Less: interest payments	43,646
PV of minimum capital lease payments	540,260
Less: current obligations under capital lease	540,260
Long term capital lease obligation	$-

On June 10, 2015, the Company received a late payment notice from the lender that the Company has an approximately of $183,000 overdue balance. The Company reached a settlement with the lender. The Company will begin to pay the lender from October 2015.

NOTE 8- OTHER PAYABLE

Other payable as of September 30, 2015 and December 31, 2014 consists of the following:

	September 30, 2015	December 31, 2014
Advance from customers	$0	$29,166
Welfare payable	86,036	8,517
Capital lease deposits paid by third party	351,411	350,491
Other payables	122,061	262,540
Total	$559,508	$650,714

NOTE 9- STOCKHOLDERS' EQUITY

Preferred Stock

As of September 30, 2015 and December 31, 2014, the Company has 20,000,000 shares of preferred stock authorized with a par value of $0.001. There are no shares issued and outstanding as of September 30, 2015.

Common Stock

As of September 30, 2015 and December 31, 2014, the Company has 50,000,000 shares of common stock authorized with a par value of $0.001 per share.

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

TONGJI HEALTHCARE GROUP, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2015
(UNAUDITED)

NOTE 9- STOCKHOLDERS' EQUITY - continued

As of September 30, 2015, the Company had accumulated deficit of $3,236,603. Therefore, the Company did not appropriate any fund for the statutory surplus reserve for the nine month period ended September 30, 2015.

Stock Option

Stock-based compensation amounted to $0 and $3,839 for the nine month periods ended September 30, 2015 and 2014, respectively.

The following table summarizes stock option activity in the Company's stock-based compensation plans for the nine month period ended September 30, 2015.

Number of Shares		Weighted Average Exercise Price	Aggregate Intrinsic Value (in thousands)
Outstanding at January 1, 2015	100,000	$0.24	$-
Granted	-	-	-
Exercised	-	-	-
Cancelled/expired	-	-	-
Exercisable at September 30, 2015	100,000	$0.24	$-
Vested at September 30, 2015	100,000	$0.24	$-
Outstanding at September 30, 2015	100,000	$0.24	$-

There were no options granted, exercised or cancelled/expired during the nine month period ended September 30, 2015.

NOTE 10- RELATED PARTY TRANSACTIONS AND COMMITMENTS

Due from/to Related Parties

The Company has entered into agreements with Nanning Tongji Chain Pharmacy Co. Ltd., Guangxi Tongji Medicine Co. Ltd., and Nanning Switch Factory whereby the Company from time to time will advance funds to assist them with their operations. The three companies have common major stockholders. The advanced amounts accrue interest at a rate of 1.5% per annum. The amount receivable as of September 30, 2015 and December 31, 2014 was $43,524 and $45,067, respectively. Interest income for the three month periods ended September 30, 2015 and 2014 was approximately $332 and $169, respectively. Interest income for the nine month periods ended September 30, 2015 and 2014 were approximately $498 and $505, respectively.

TONGJI HEALTHCARE GROUP, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2015
(UNAUDITED)

NOTE 10- RELATED PARTY TRANSACTIONS AND COMMITMENTS - continued

The Company has entered into an agreement with the Chairman and a stockholder of the Company, Nanning Tongji Chain Pharmacy Co. Ltd., Guangxi Tongji Medicine Co. Ltd., and Nanning Tongji Electric Coating Factory, whereby the Company from time to time will be advanced funds to for its operations. The advanced amounts accrue interest at a rate of 1.5% per annum. As of September 30, 2015 and December 31, 2014, $12,936,758 and $12,964,815 were payable to these related parties, respectively. Interest expense for the three month periods ended September 30, 2015 and 2014 was $123,481 and $79,036 respectively. Interest expense for the nine month periods ended September 30, 2015 and 2014 were $184,426 and $170,742, respectively.

Rental Commitments

On March 1, 2015, the Company renewed the lease agreement for their hospital with Guangxi Tongji Medicine Co. Ltd that expired in December 2014. Monthly lease payment under the new lease is approximately $4,800. The lease will expire on February 28, 2018. The Company is also in the process of building a new 600-bed hospital in Nanning, China. It expects the new hospital to be completed by March of 2016. The hospital is being constructed by Guangxi Construction Engineering Corporation Langdong 8th Group and, when completed, the land on which the hospital is located will be leased by the Company for a twenty-year term. The annual lease payments will gradually increase each year. Based on the exchange rate at September 30, 2015, minimum future lease payments are as follows:

	Related Party	Non-Related Party	Total
1-5 years	$151,048	$2,691,196	$2,842,244
6-10 years	-	3,084,550	3,084,550
11-15 years	-	3,466,759	3,466,759
16-20 years	-	1,431,808	1,431,808
Total	$151,048	$10,674,313	$10,825,361

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

We had two major customers for the nine month periods ended September 30, 2015 and 2014. Nanning Social Insurance Center accounted for 19% and 9% of revenue for the nine month periods ended September 30, 2015 and 2014, respectively. China UMS accounted for 6% and 5% of revenue for the nine month periods ended September 30, 2015 and 2014, respectively. As of September 30, 2015, accounts receivable due from Nanning Social Insurance Center and China UMS was approximately $183,958 and $559, respectively.

The Company had three major suppliers for the nine month period ended September 30, 2015: Guangxi Kyushu Pharmaceutical Group Co., Ltd., Guangxi Donglong Century Pharmaceutical Co., Ltd., and Sinopharm Medicine Holding Nanning Co., Ltd.  Medicine purchased from these three suppliers accounted for 47%, 21% and 14% respectively.  As of September 30, 2015, total amount due to Guangxi Kyushu Pharmaceutical Group Co., Ltd., Guangxi Donglong Century Pharmaceutical Co., Ltd., and Sinopharm Medicine Holding Nanning Co., Ltd. were approximately $91,000, $41,000, and $26,000, respectively.  The rest are from around 8 different suppliers, one of which is a related party with one common major stockholder which accounted for 1% total medicine purchase for the nine month periods ended September 30, 2015.  The Company had two major suppliers for the nine month period ended September 30, 2014: Guangxi Sunshine Pharmaceutical Co., Ltd. and Guangxi Tongji Medicine Co. Ltd., a related party with common major stockholders. Medicine purchased from Guangxi Sunshine Pharmaceutical Co., Ltd. and Guangxi Tongji Medicine Co. Ltd. accounted for 31% and 14% of all medicine purchases for nine month period ended September 30, 2014. As of September 30, 2014, total amount due to Guangxi Sunshine Pharmaceutical Co., Ltd., and Guangxi Tongji Medicine Co. Ltd were $152,449 and $996,999, respectively.

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

Results of Operation - Three Months Ended September 30, 2015 and 2014

Material changes of items in our Statement of Operations for the three months ended September 30, 2015, as compared to the three months ended September 30, 2014, are discussed below.

Operating Revenues    – Operating revenue for the three month period ended September 30, 2015, which resulted primarily from in-patient services and out-patient services, was $566,374, a decrease of $83,019 or 13%, as compared with the operating revenue of $649,393 for the same period of 2014. Our in-patient service revenue was $297,438 for the three month period ended September 30, 2015, as compared to $269,207 for the same period in 2014, a slight increase of $28,231 or 10%. The increase is due to the rising per capita hospitalization expenses. Our out-patient service revenue was $268,936 for the three month period ended September 30, 2015, a decrease of $111,250 or 29% as compared to $380,186 for the same period in 2014. The decrease is due to the resignation of chief of pediatrics and decreased resident population caused by urban redevelopment around the Company.

Operating Expenses    – Operating expenses were $611,819 for the three month period ended September 30, 2015, a slight decrease of 5% as compared to $642,840 for the same period of 2014.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations. - continued

Loss from Operations - Operating loss was $45,445 for the three month period ended September 30, 2015, an increase of $51,998 or 793% as compared to an operating gain of $6,553 for the same period of 2014. The primary reason for the increased operating loss is the aforementioned changes.

Interest Expense –    Interest expense for the three month period ended September 30, 2015 was $71,381 as compared to $64,646 for the three month period ended June 30, 2014, an increase of $6,735 or 10%. The increase was primarily due to the increase in related party borrowings to fund the new hospital construction.

Net Loss    - As a result of the forgoing, the Company had a net loss of $101,520 during the quarter ended September 30, 2015, compared to a net loss of $51,070 for the comparative period in 2014, an increase of $50,450 or 99%.

Results of Operation - Nine Months Ended September 30, 2015 and 2014

Material changes of items in our Statement of Operations for the nine months ended September 30, 2015, as compared to the nine months ended June 30, 2014, are discussed below.

Operating Revenues  – Operating revenue for the nine month period ended September 30, 2015, which resulted primarily from in-patient service and out-patient service, was $1,765,448, a slight decrease of $94,658 or 5%, as compared with the operating revenue of $1,860,106 for the same period of 2014. Our in-patient service revenue was $760,828 for the nine month period ended September 30, 2015, as compared to $847,809 for the same period in 2014, a decrease of $86,981 or 10%. [The decrease in the in-patient service revenue was primarily due to the downsizing of an in-patient department.]  Our out-patient service revenue was $1,004,620 for the nine month period ended September 30, 2015, a slight decrease of $7,677 or 1% as compared to $1,012,297 for the same period in 2014. The decrease is primarily due to decreased resident population caused by urban redevelopment around the Company.

Operating Expenses  – Operating expenses were $1,891,134 for the nine month period ended September 30, 2015, an increase of 2% as compared to $1,858,094 for the same period of 2014. The increase was primarily due to the increase in salary, insurance and professional fee expenses. Nanning municipal government increased minimum wage in 2015.

Loss from Operations -  Operating loss was $125,686 for the nine month period ended September 30, 2015, an increase of $127,698 or 6347% as compared to an operating gain of $2,012 for the same period of 2014. The primary reason for the increase is the aforementioned changes.

Interest Expense – Interest expense for the nine month period ended September 30, 2015 was $169,051 as compared to $160,026 for the nine month period ended September, 2014, a slight increase of $9,025 or 6%.

Net Loss  - As a result of the forgoing, the Company had a net loss of $259,598 during the nine month period ended September 30, 2015, compared to a net loss of $133,066 for the comparative period in 2014, an increase of $126,532 or 95%.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations. - continued

We are in the process of building a new 600-bed hospital building in Nanning city on leased land. We expect the new hospital building to be completed by March of 2016. The hospital building is being constructed by Guangxi Construction Engineering Corporation Langdong 8th Group (“Langdong 8th Group”). The lease payments for the land will start after the construction is completed. Annual lease payments for the land will increase every year. Our agreement with Langdong 8th Group obligates us to pay approximately $7,870,000 for construction related costs. In addition, we are responsible for any additional costs necessary to complete the project. As of September 30, 2015, we had paid approximately $15,012,000 for the construction of the hospital. We borrowed most of the funds from our related company Guangxi Tongji Medicine Co., Ltd. In addition to what we had paid for the hospital building construction, we estimate the additional costs to complete the project to be $11,275,000. We expect to obtain the additional funding through borrowing from bank and sales of some company owned properties. We will continue to operate in our existing hospital buildings after the completion of the new hospital building.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations. - continued

The following shows our material sources and uses of cash during the nine month periods ended September 30, 2015 and 2014:

	2015	2014
Cash provided by (used in) operating activities	$(3,272)	$300,611

Cash used in investing activities	$(148,055)	$(2,130,463)

Cash provided by financing activities	$227,940	$1,827,415

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

Net cash used in operating activities was $3,272 for the nine months ended September 30, 2015, an increase of $303,383 or 101%, as compared with the net cash provided by operating activities of $300,611 for the same period in 2014. The increase in net cash used in operating activities was primarily due a decrease of $37,956 in other payable, a decrease of $28,883 in accounts payable and accrued expenses, and a decrease of $145,786 in accounts receivable due to the payment from Nanning Medical Insurance Fund on July 2015 for 2014 citizens’ medical expenses, offset by a decrease of $24,937 in medical supply purchases.

Investing Activities

Net cash used in investing activities was $148,055 for the nine months ended September 30, 2015, a decrease of $1,982,408 or 93%, as compared with the net cash used in investing activities of $2,120,463 for the same period in 2014. The decrease in net cash used in investing activities was primarily due to a decrease of approximately $1,974,016 in construction in progress.

Financing Activities

Net cash provided by financing activities primarily consists of proceeds from related party loans.

Net cash provided by financing activities was $227,940 for the nine months ended September 30, 2015, a decrease of $1,599,475 or 88%, as compared with the net cash provided by financing activities of $1,827,415 for the same period in 2014. The decrease was primarily attributable to decrease in fund advanced by related parties for the construction of the new hospital building.

Working Capital

Our working capital was negative $17,566,789 as of September 30, 2015, as compared with negative $17,469,780 as of December 31, 2014, an increase of $97,009, which is primarily attributable to the current portion of capital lease payable of approximately $231,000.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations. - continued

Rental Commitments

On March 1, 2015, the Company renewed the lease agreement for their hospital with Guangxi Tongji Medicine Co. Ltd that expired in December 2014. Monthly lease payment under the new lease is approximately $4,800. The lease will expire on February 28, 2018. The Company is also in the process of building a new 600-bed hospital in Nanning, China. It expects the new hospital to be completed by March of 2016. The hospital is being constructed by Guangxi Construction Engineering Corporation Langdong 8th Group and, when completed, the land on which the hospital is located will be leased by the Company for a twenty-year term. The annual lease payments will gradually increase each year. Based on the exchange rate at September 30, 2015, minimum future lease payments are as follows:

	Related Party	Non-Related Party	Total
1-5 years	$151,048	$2,691,196	$2,842,244
6-10 years	-	3,084,550	3,084,550
11-15 years	-	3,466,759	3,466,759
16-20 years	-	1,431,808	1,431,808
Total	$151,048	$10,674,313	$10,825,361

Going Concern

The accompanying consolidated financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern. However, the Company has negative working capital of $17,566,789, an accumulated deficit of $3,236,603, and a stockholders’ deficit of $2,601,889 as of September 30, 2015. The Company’s ability to continue as a going concern ultimately is dependent on the management’s ability to obtain equity or debt financing, attain further operating efficiencies, and achieve profitable operations. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might be necessary should the Company not be able to continue as a going concern.

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

As of September 30, 2015, our management, under the supervision of and with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as required by Rules 13a-15(b) and 15d-15(b) under the Exchange Act. Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of September 30, 2015 as a result of the material weaknesses identified in our internal control over financial reporting, which are discussed below. Our management considers our internal control over financial reporting to be an integral part of our disclosure controls and procedures.

Specifically, our management identified certain matters involving internal control and our operations that it considered to be material weaknesses. As defined in the Exchange Act, a material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the registrant's annual or interim financial statements will not be prevented or detected on a timely basis. The material weaknesses identified by our management as of September 30, 2015, are described below:

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

In September 2009, Guangxi Nanning Tingyouyuxiang Commercial Co., Ltd. (“Tingyouyuxiang”) filed a civil suit against NTH in the People’s Court. In the complaint, Tingyouyuxiang asserted a breach of contract claim against NTH, alleging that NTH had failed to make timely and total payment of RMB 5,050,000 (approximately $800,000)  under certain Supplement Agreement by and among NTH, Tingyouyuxiang and the Eighth Group of Langdong Village Committee, Nanhu Community Office, Qingxiu District, Nanning City (the “Village Committee”). On December 30, 2009, the People’s Court ruled that NTH shall pay to Tingyouyuxiang damages of RMB 5,050,000 (approximately $800,000) plus interest and the court hearing fee approximately $320,000. On March 9, 2013, NTH appealed to the Intermediate Court, alleging, among other things, that NTH was never served. On June 6, 2013, the Intermediate Court remanded the case to the People’s Court.  On April 16, 2014, the Intermediate Court dismissed Tingyouyuxiang’s appeal and affirmed the decision of the People’s Court. Upon settlement of the lawsuit, the Company had accrued approximately $1,373,565 in settlement payable as of September 30, 2015.

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

TONGJI HEALTHCARE GROUP, INC.

Date: November 23, 2015	By:	/s/ Yunhui Yu
Yunhui Yu President and Chief Executive Officer (Principal Executive Officer)

Date: November 23, 2015	By:	/s/ Eric Zhang
Eric Zhang Chief Financial Officer (Principal Financial Officer)