Form 10-K
period 2015-12-31
Tongji Healthcare Group, Inc.
filed 2016-04-14
CIK 1389518

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

(Mark One)

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2015

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

The aggregate market value of the voting and non-voting common stock of the issuer held by non-affiliates as of  June 30, 2015 was approximately $853,242.45 (5,688,283 shares of common stock held by non-affiliates)  based upon a closing price of the common stock of $0.15 as quoted by OTCQB on June 30, 2015.

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

As of April 14, 2016, there are 15,812,191 shares of common stock, par value $0.001 issued and outstanding.

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

Tongji Hospital is certified as a provider of Medicare services by the Nanning municipal government and the Guangxi provincial government. Our Medicare agreements with the Nanning municipal government and the Guangxi provincial government require that we adhere to prescribed standards for patient care and treatment. Maintaining the qualifications for acceptance of Medicare patients is very important as revenue from Medicare patients accounted for 41% of total hospital income in 2015. The Medicare accreditation is valid for only one year and must be renewed on an annual basis.

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

As is common in China, we generate revenues from providing both medical treatment and the sale of drugs and medications. Approximately 2% of the drugs and medications we use in the hospital and sell to our patients in 2015 are purchased from Guangxi Tongji Medicine Co., Ltd., a related company controlled by our Chief Executive Officer, Yunhui Yu, at prevailing market prices pursuant to a supply contract. The rest are from around 28 different suppliers, three of which accounted for more than 50% of our total purchases in 2015.

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

We are constructing a new hospital building on leased land. The hospital building is being constructed by Guangxi Construction Engineering Corporation Langdong 8th Group (“Langdong 8th Group”). Costs capitalized primarily consists of payments for construction costs, acquisition cost, land rights cost, development expenditure, professional fees, and capitalized interest. As of December 31, 2015, the Company had paid approximately $15,300,000 for the construction of the hospital. In addition to what we had paid for the hospital building construction, we estimate the additional costs to complete the project to be $31,000,000. The Company expects to seek to obtain additional funding through the completion of additional equity, debt, or joint venture transactions. The land lease term will start upon completion of the new hospital construction. The new hospital is expected to be completed by the end of 2017 subject to availability of funds.

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

Customers

The Company had three major customers for the years ended December 31, 2015 and 2014: Nanning Social Insurance Center, Guangxi Province Social Insurance Center, and China UMS. Nanning Social Insurance Center accounted for 36% and 33% of revenue for the years ended December 31, 2015 and 2014, respectively. Guangxi Province Social Insurance Center accounted for 5% of revenue for the years ended December 31, 2015 and 2014, respectively. China UMS accounted for 15% and 13% of revenue for the years ended December 31, 2015 and 2014, respectively.

Suppliers

The Company purchases the majority of its medicine supplies from three suppliers which accounted for more than 50% of our total purchases in 2015. The rest are from around 28 different suppliers. One of the suppliers, Guangxi Tongji Medicine Co. Ltd., a related company that our Chief Executive Officer controls accounted for 2% of our total purchases in 2015.

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

In the future we plan to further strengthen our marketing efforts and improve our brand awareness through advertising on newspapers, magazines and television. We will continue to focus on community medical service by maintaining good relationship with our communities, and providing quality medical service to the neighborhood residents. We will set up our marketing department and team to focus on specific market and patients. We understand that the key to success is to provide quality services. Marketing expenses for the year ended December 31, 2015 is approximately $5,000. Budgeted marketing expenses for the year ended December 31, 2016 is approximately $11,000 in an effort to improve our brand awareness.

Item 1.            Business - continued

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

Taxes

In accordance with the relevant tax laws and regulations of PRC, the corporation income tax rate is 25% of net income. The Company incurred no income taxes for the years ended December 31, 2015, 2014 and 2013 due to the net loss incurred in the three years.

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

The Company does not accrue United States income taxes on unremitted earnings from foreign operations, as it is the Company’s intention to invest these earnings in the foreign operations indefinitely. However, the Company may be subject to penalties of approximately $40,000 for failure to file United States income tax returns and Form 5472 from 2006 to 2009. The Company is in the process of requesting penalty abatement from the IRS. The Company is current in its tax filings in the US.

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

Employees

As of April 10, 2016, we have 110 employees, consisting of 27 licensed physicians and medical professionals, 43 nurses, 8 pharmacists, and 32 employees in administration and finance. None of our employees are represented by a labor union or similar collective bargaining organization. We believe that our relations with our employees are good.

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

We lease our two hospital buildings, one for in-patient service and the other for out-patient, from Guangxi Tongji Medicine Co., Ltd, a company controlled by our Chief Executive Officer, Yunhui Yu. The lease on the buildings was renewed on March 1, 2015 for a further three-year term with a monthly rent of approximately $4,800. The rate was negotiated at arm’s length.

We are constructing a new hospital building on leased land. The hospital building is being constructed by Guangxi Construction Engineering Corporation Langdong 8th Group (“Langdong 8th Group”). Costs capitalized primarily consists of payments for construction costs, acquisition cost, land rights cost, development expenditure, professional fees, and capitalized interest. As of December 31, 2015, the Company had paid approximately $15,300,000 for the construction of the hospital. The Company expects to seek to obtain additional funding through the completion of additional equity, debt, or joint venture transactions. The land lease term will start upon completion of the new hospital construction. The new hospital is expected to be completed by the end of 2017 subject to availability of funds.

Item 3.            Legal Proceedings

In September 2009, Guangxi Nanning Tingyouyuxiang Commercial Co., Ltd. (“Tingyouyuxiang”) filed a civil suit against NTH in the People’s Court. In the complaint, Tingyouyuxiang asserted a breach of contract claim against NTH, alleging that NTH had failed to make timely and total payment of RMB 5,050,000 (approximately $800,000)  under certain Supplement Agreement by and among NTH, Tingyouyuxiang and the Eighth Group of  Langdong Village Committee, Nanhu Community Office, Qingxiu District, Nanning City (the “Village Committee”). On December 30, 2009, the People’s Court ruled that NTH shall pay to Tingyouyuxiang damages of RMB 5,050,000 (approximately $800,000) plus interest and the court hearing fee approximately $320,000. On March 9, 2013, NTH appealed to the Intermediate Court, alleging, among other things, that NTH was never served. On June 6, 2013, the Intermediate Court remanded the case to the People’s Court.   On April 16, 2014, the Intermediate Court dismissed Tingyouyuxiang’s appeal and affirmed the decision of the People’s Court. Upon settlement of the lawsuit, the Company had accrued approximately $1,370,000 in settlement payable as of December 31, 2015.

Item 4.            Mine Safety Disclosures.

Not applicable.

PART II

Item 5.            Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

Our common stock trades on the OTC Bulletin Board under the symbol "TONJ.OB". There have been very little trades in our shares of common stock in 2015 and no trades in 2014. The table below presents the high and low bid for our common stock for each quarter from January 1, 2015 through December 31, 2015. These prices reflect inter-dealer prices, without retail markup, markdown, or commission, and may not represent actual transactions.

Year ended December 31, 2015	High	Low
1st Quarter	$0.24	$0.15
2nd Quarter	$0.55	$0.15
3rd Quarter	$0.15	$0.15
4th Quarter	$0.15	$0.10

Holders of Securities

As of April 15, 2016, we had 418 record shareholders and 15,812,191 outstanding shares of common stock. All of our outstanding shares are eligible for sale pursuant to Rule 144.

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

During the year ended December 31, 2015, we did not purchase any shares of our common stock from third parties in a private transaction or as a result of any purchases in the open market. None of our officers or directors, or any of our principal shareholders purchased any shares of our common stock, on our behalf, from third parties in a private transaction or as a result of purchases in the open market during the year ended December 31, 2015.

Item 5.            Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities. - continued

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

Recent Sales of Unregistered Securities

We did not issue any unregistered securities during the fiscal year 2015.

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

Results of Operation

Comparison of Years Ended December 31, 2015 and 2014

	(Dollars)
	Years Ended December 31,
	2015		2014
Operating Revenue	$2,375,576	100.0%	$2,522,236	100.0%
Operating Expenses	2,834,538	119.3.7%	2,811,569	111.5%
Loss from operations	(458,782)	(19.3)%	(289,333)	(11.5)%
Other expenses	129,775	5.5%	172,651	6.8%
Net Loss	$(588,557)	(24.8)%	$(461,984)	(18.3)%

Operating Revenue

Operating revenue for the year ended December 31, 2015, which resulted primarily from in-patient services and out-patient services, was $23,375,576, a decrease of $146,660 or 6%, as compared with the operating revenue of $2,522,236 for the year ended December 31, 2014. Our in-patient service revenue was $1,098,044 for the year ended December 31, 2015, as compared to $1,137,940 for the year ended December 31, 2014, a slight decrease of $39,896 or 4%. The decrease was primarily a result of the closure of an internal-medicine department during the first three quarters of 2015.

Our out-patient service revenue was $1,277,532 for the year ended December 31, 2015, a decrease of $106,764 or 8% as compared to $1,384,296 for the year ended December 31, 2014. The decrease was primarily a result of the closure of a pediatric clinic in 2015.

Operating Expenses

Operating expenses were $2,834,358 for the year ended December 31, 2015, a slight increase of $22,789 or 1% as compared to $2,811,569 for year 2014. The increase is primarily due to the increase of approximately $157,000 in depreciation and amortization expense, and the increase of approximately $78,000 in salary and fringes offset by the decrease of approximately $123,000 in impairment loss and the decrease of approximately $90,000 in administrative and other operating expenses.

Loss from Operations

Operating loss was $458,782 for the year ended December 31, 2015, an increase of $169,449 or 59% as compared with operating loss of $289,333 for the year ended December 31, 2014. The increase is primarily due to decrease in in-patient and out-patient revenue.

Interest Expense

Interest expense in 2015 was $171,794, a decrease of $35,862 or 17% as compared to $207,656 in the year 2014.   The decrease was primarily due to the decrease in capital lease obligations.

Item 7.            Management’s Discussion and Analysis of Financial Condition and Results of Operations - continued

Income Taxes

The Company is subject to PRC income tax rate of 25%. The Company had a net operating loss for the years 2015 and 2014. Therefore we established no provision for income taxes for both years.

The Company accrued tax penalties of approximately $41,000 for not filing the US income tax returns between 2006 and 2009. The Company is otherwise current with its required US tax filings. The Company does not accrue United States income taxes on unremitted earnings from foreign operations, as it is the Company’s intention to invest these earnings in foreign operations indefinitely.

Net Loss

As a result of the foregoing, we had a net loss of $588,557 for the year ended December 31, 2015, an increase of $126,573 or 27% compared with a net loss of $461,984 for the year ended December 31, 2014.

Liquidity and Capital Resources

The following shows our material sources and uses of cash during the periods presented:

	Years Ended December 31,
	2015	2014
Net cash provided by (used in) operations	$(41,904)	$478,201
Net cash used in investing activities	$(842,047)	$(2,197,024)
Net cash provided by financing activities	$885,085	$1,721,316

Overview

We had net working capital deficit of $17,782,721 on December 31, 2015, which is an increase of $312,941 over a net working capital deficit of $17,469,780 on December 31, 2014.

As we discussed above, we incurred a loss from operations of $458,782 for the year ended December 31, 2015, compared to a loss from operations of $289,333 for the year ended December 31, 2014. We incurred a net loss of $558,557 for the year ended December 31, 2015, compared to a net loss of $461,984 for the year ended December 31, 2014.

Cash and Going Concern

Our cash was $9,606 at the beginning of the year ended December 31, 2015 and increased to $10,300 by the end of the year, a slight increase of $694 or 7%. We have a negative working capital of $17,782,721, an accumulated deficit of $3,565,562, and a stockholders’ deficit of $2,873,267 as of December 31, 2015. The Company’s ability to continue as a going concern ultimately is dependent on the management’s ability to obtain equity or debt financing, attain further operating efficiencies, and achieve profitable operations. Management has taken certain restructuring steps to provide the necessary capital to continue its operations. These steps included: 1) plan to convert existed related parties’ loans into equity, 2) to complete construction of the new hospital and begin generating revenue by the end of 2017, 3) plan to increase sales revenue with additional medical equipment, 4) the company intend to get more funds from a related party controlled by our CEO to complete the construction of the new hospital. No assurances can be given that the steps taken will provide necessary capital for the Company to continue its operations. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might be necessary should the Company not be able to continue as a going concern.

Item 7.            Management’s Discussion and Analysis of Financial Condition and Results of Operations - continued

Net Cash Provided by Operating Activities

Net cash used in operating activities was $41,904 for the year ended December 31, 2015, a decrease of $520,105 or 109% as compared to cash provided by operations of $478,201for the year of 2014. Factors that contributed to the decrease in cash provided by operating activities are primarily due to a decrease of approximately $126,000 in operating loss and a decrease of approximately $235,000, $120,000, $125,000, and $58,000 in changes in account receivables, impairment loss, accounts payable and accrued expenses, and other payables, respectively.

Net Cash Used in Investing Activities

Net cash used in investing activities was $842,047 for the year ended December 31, 2015, a decrease of $1,354,977 or 62% from $2,197,024 for the year of 2014. The decrease was primarily attributable to the decrease in expenditure in construction of the new hospital building.

Net Cash Provided by Financing Activities

Net cash provided by financing activities was $885,085 for the year ended December 31, 2015, a decrease of $836,231 as compared to $1,721,316 for the year of 2014. The difference was primarily attributable to decrease in financial assistance from related parties to fund the construction of the new hospital building.

Trends, Events and Uncertainties

The China Ministry of Health, as well as other related agencies, has proposed changes to the prices we can charge for medical services, drugs and medications. We cannot predict the impact of these proposed changes since the changes are not fully defined and we do not know whether those proposed changes will ever be implemented or when they may take effect.

We are constructing a new hospital building on leased land. The hospital building is being constructed by Guangxi Construction Engineering Corporation Langdong 8th Group (“Langdong 8th Group”). Costs capitalized primarily consists of payments for construction costs, acquisition cost, land rights cost, development expenditure, professional fees, and capitalized interest. As of December 31, 2015, the Company had paid approximately $15,300,000 for the construction of the hospital. In addition to what we had paid for the hospital building construction, we estimate the additional costs to complete the project to be $31,000,000. The Company expects to seek to obtain additional funding through the completion of additional equity, debt, or joint venture transactions. The land lease term will start upon completion of the new hospital construction. The new hospital is expected to be completed by the end of 2017 subject to availability of funds.

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

The Company tests long-lived assets, including property, plant and equipment and intangible assets subject to periodic amortization, for recoverability, at least annually, or more frequently upon the occurrence of an event or when circumstances indicate that the net carrying amount is greater than its fair value. Assets are grouped and evaluated at the lowest level for their identifiable cash flows that are largely independent of the cash flows of other groups of assets. The Company considers historical performance and future estimated results in its evaluation of potential impairment and then compares the carrying amount of the asset to the future estimated cash flows expected to result from the use of the asset. If the carrying amount of the asset exceeds estimated expected undiscounted future cash flows, the Company measures the amount of impairment by comparing the carrying amount of the asset to its fair value. The estimation of fair value is generally measured by discounting expected future cash flows as the rate the Company utilizes to evaluate potential investments. The Company estimates fair value based on the information available in making whatever estimates, judgments and projections are considered necessary. Impairment losses were $154,296 and $277,032 on long-lived assets for the years ended December 31, 2015 and 2014.

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

The Company granted an option to purchase 100,000 shares of common stock to the Company’s CFO on March 31, 2011. Due to the net loss incurred in 2015 and 2014, the stock option has an antidilutive effect, therefore the option was not considered in the weighted average number of common shares outstanding calculation.

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

We have audited the accompanying consolidated balance sheets of Tongji Healthcare Group, Inc. and Subsidiaries (the “Company”) as of December 31, 2015 and 2014, and the related consolidated statements of operations and comprehensive loss, statement of changes in stockholders’ deficit, and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Tongji Healthcare Group, Inc. and Subsidiaries as of December 31, 2015 and 2014 and the results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

/s/ Anton & Chia, LLP

Newport Beach, California

April 14, 2016

TONGJI HEALTHCARE GROUP, INC.
CONSOLIDATED BALANCE SHEETS
AS OF DECEMBER 31, 2015 and 2014

	2015	2014

ASSETS

Current Assets
Cash	$10,300	$9,606
Accounts receivable, net	296,951	214,799
Due from related parties	198,676	118,093
Medical supplies	101,907	120,772
Prepaid expenses and other current assets	9,157	8,155

Total Current Assets	616,991	471,425

Equipment, net	743,626	1,173,012

Construction in progress	15,310,962	15,221,811

Deposits	179,839	183,746

Intangible assets, net	46,260	68,283

TOTAL ASSETS	$16,897,678	$17,118,277

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities
Accounts payable and accrued expenses	$958,387	$869,924
Due to related parties	15,645,347	15,988,370
Other payable	618,586	650,714
Short-term loan	617,494	-
Current portion of capital lease payable	559,898	432,197

Total Current Liabilities	18,399,712	17,941,205

Settlement payable	1,371,233	1,334,209.00

Capital lease payable	-	246,678

Total Liabilities	19,770,945	19,522,092

STOCKHOLDERS' DEFICIT
Preferred stock; $0.001 par value, 20,000,000 shares authorized and none issued and outstanding	-	-
Common stock; $0.001 par value, 50,000,000 shares authorized and 15,812,191 shares issued and outstanding as of December 31, 2015 and 2014 respectively	15,812	15,812
Additional paid in capital	440,368	440,368
Accumulated deficit	(3,565,562)	(2,977,005)
Accumulated other comprehensive income	236,115	117,010

Total Stockholders' Deficit	(2,873,267)	(2,403,815)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$16,897,678	$17,118,277

The accompanying notes are an integral part of these consolidated financial statements.

TONGJI HEALTHCARE GROUP, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
FOR THE YEARS ENDED DECEMBER 31, 2015 and 2014

	2015	2014

OPERATING REVENUE
In-patient service revenue	$1,098,044	$1,137,940
Out-patient service revenue	1,277,532	1,384,296
Total operating revenue	2,375,576	2,522,236

OPERATING EXPENSES
Administrative expenses	255,664	316,786
Depreciation and amortization expenses	257,152	100,406
Impairment loss	154,296	277,032
Medicine and supplies	1,094,258	1,106,618
Other operating expenses	294,969	310,943
Salary and fringes	778,019	699,784
Total operating expenses	2,834,358	2,811,569

LOSS FROM OPERATIONS	(458,782)	(289,333)

OTHER INCOME (EXPENSE)
Other income	42,019	35,005
Interest expense, net	(171,794)	(207,656)
Total Other Expense	(129,775)	(172,651)

LOSS BEFORE INCOME TAXES	(588,557)	(461,984)

Provision for income taxes	-	-

NET LOSS	(588,557)	(461,984)

OTHER COMPREHENSIVE INCOME(LOSS)
Foreign currency translation gain (loss)	119,105	51,185

NET COMPREHENSIVE LOSS	$(469,452)	$(410,799)

Net loss per common stock-Basic and Diluted	$(0.030)	$(0.026)

Weighted average common stock outstanding
Basic and Diluted	15,812,191	15,812,191

The accompanying notes are an integral part of these consolidated financial statements.

TONGJI HEALTHCARE GROUP, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT
FOR THE YEARS ENDED DECEMBER 31, 2015 AND 2014

			Additional			Accumulated Other	Total
	Common Stock		Paid In	Statutory	Retained Earnings/	Comprehensive	Stockholders'
	Shares	Amount	Capital	Reserve	Accumulated Deficit	Income/(Loss)	Deficit

Balance as of December 31, 2013	15,812,191	15,812	439,510	-	(2,515,021)	65,825	(1,993,874)

Foreign exchange translation loss	-	-	-	-	-	51,185	51,185
							-
Stock option			858				858

Net loss	-	-	-	-	(461,984)	-	(461,984)

Balance as of December 31, 2014	15,812,191	$15,812	$440,368	$-	$(2,977,005)	$117,010	$(2,403,815)

Foreign exchange translation gain	-	-	-	-	-	119,105	119,105

Net loss	-	-	-	-	(588,557)	-	(588,557)

Balance as of December 31, 2015	15,812,191	$15,812	$440,368	$-	$(3,565,562)	$236,115	$(2,873,267)

The accompanying notes are an integral part of these consolidated financial statements.

TONJI HEALTHCARE GROUP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2015 AND 2014

	2015	2014
Operating activities:
Net loss	$(588,557)	$(461,984)
Adjustments to reconcile net loss to
Net cash provided by (used in) operating activities:
Depreciation expense	257,152	100,407
Provision for losses on accounts receivable	-	(12,004)
Stock option expense	-	858
Impairment loss	154,296	277,032
Increase/(decrease) in operating assets and liabilities:
Accounts receivable	(94,043)	140,768
Medical supplies	14,199	24,073
Prepaid expense and other current assets	(1,389)	2288
Deposit	(3,960)	1,500
Accounts payable and accrued expenses	129,037	254,004
Other payables	(4,829)	53184
Settlement payable	96,190	98,075

Net Cash Provided by (Used in) Operating Activities	(41,904)	478,201

Investing activities:
Acquisitions of fixed assets	-	(10,490.00)
Construction in progress	(753,827)	(2,185,861)
Due from related parties	(88,220)	(673)

Net Cash Used in Investing Activities	(842,047)	(2,197,024)

Financing activities:
Payments of capital lease	(93,150)	(394,965)
Proceeds from short term loan	636,665	-
Due to related parties	341,570	2,116,281

Net Cash Provided by Financing Activities	885,085	1,721,316

Effects of foreign currency translation	(440)	(680)

Net increase in Cash	694	1,813

Cash-Beginning of Period	9,606	7,793

Cash-Ending of Period	$10,300	$9,606

Cash Paid During the Year for:
Income taxes	$-	$-
Interest paid	$46,233	$87,416

The accompanying notes are an integral part of these consolidated financial statements.

TONGJI HEALTHCARE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2015 AND 2014

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

CASH AND CASH EQUIVALENTS

For purposes of the statements of cash flows, the Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents. All of the Company’s cash is held in bank accounts in the PRC and is not protected by Federal Deposit Insurance Corporation (FDIC) insurance or any other similar insurance. Cash held in China amounted to $10,300 as of December 31, 2015. Given the current economic environment and the financial condition of the banking industry, there is a risk that the deposits may not be readily available or covered by such insurance. The Company has had no loss of cash in domestic or foreign banks in past years. As of December 31, 2015 and 2014, we have no cash equivalents.

TONGJI HEALTHCARE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2015 AND 2014

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

The exchange rates used to translate amounts in RMB into USD for the purposes of preparing the financial statements were as follows:

December 31, 2015
Balance sheet	RMB 6.48 to US $1.00
Statement of income and other comprehensive income	RMB 6.28 to US $1.00

December 31, 2014
Balance sheet	RMB 6.20 to US $1.00
Statement of income and other comprehensive income	RMB 6.16 to US $1.00

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
DECEMBER 31, 2015 AND 2014

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

The Company has estimated a bad debt allowance of approximately $30,000 and $31,000 as of December 31, 2015 and 2014, respectively.

FAIR VALUE OF FINANCIAL INSTRUMENTS

The Company applies the provisions of FASB ASC Topic 825, which requires all entities to disclose the fair value of financial instruments, both assets and liabilities recognized and not recognized on the balance sheet, for which it is practicable to estimate fair value, and defines fair value of a financial instrument as the amount at which the instrument could be exchanged in a current transaction between willing parties. As of December 31, 2015 and 2014 the fair value of cash and cash equivalents, accounts receivable, accounts payable and accrued expenses, related party receivable and payable, capital lease payable, and other payables approximated carrying value due to the short maturity of the instruments, quoted market prices or interest rates which fluctuate with market rates.

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

TONGJI HEALTHCARE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2015 AND 2014

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - continued

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
DECEMBER 31, 2015 AND 2014

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

ADVERTISING COSTS

The Company expenses the costs associated with advertising as incurred. Advertising expenses for the twelve month periods ended December 31, 2015 and 2014 of approximately $5,000 and $7,000 are included in selling expenses in the consolidated statements of operations. Advertising costs include marketing brochures and a public advertising campaign.

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

The Company tests long-lived assets for recoverability at least annually or more frequently upon the occurrence of an event or when circumstances indicate that the net carrying amount is greater than its fair value. Assets are grouped and evaluated at the lowest level for their identifiable cash flows that are largely independent of the cash flows of other groups of assets. The Company considers historical performance and future estimated results in its evaluation of potential impairment and then compares the carrying amount of the asset to the future estimated cash flows expected to result from the use of the asset. If the carrying amount of the asset exceeds estimated expected undiscounted future cash flows, the Company measures the amount of impairment by comparing the carrying amount of the asset to its fair value. The estimation of fair value is generally measured by discounting expected future cash flows at the rate the Company utilizes to evaluate potential investments. The Company estimates fair value based on the information available in making whatever estimates, judgments and projections are considered necessary.  Impairment losses were $154,296 and $277,032 on long-lived assets for the years ended December 31, 2015 and 2014.

BASIC AND DILUTED EARNINGS PER SHARE

Earnings per share (EPS) is calculated in accordance with the FASB ASC Topic 260, “Earnings Per Share.” Basic net income (loss) per share is based upon the weighted average number of common shares outstanding. Diluted net income (loss) per share is based on the assumption that all dilutive convertible shares and stock options were converted or exercised. Dilution is computed by applying the treasury stock method. Under this method, options and warrants are assumed to be exercised at the beginning of the period (or at the time of issuance, if later), and as if funds obtained thereby were used to purchase common stock at the average market price during the period. Potentially dilutive securities to purchase 100,000 shares of common stock were not included in the calculation of the diluted earnings per share as their effect would be anti-dilutive for the year ended December 31, 2015. During the year ended December 31, 2015, the average market price of the common stock during the year was less than the exercise price of the stock options and the Company was in net loss position. Accordingly, the stock options were anti-dilutive and have not been included in the calculation of diluted earnings per share.

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
DECEMBER 31, 2015 AND 2014

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

EMPLOYEE BENEFIT COSTS

The Company contributes to a defined contribution retirement plan organized by the municipal government in the province in which the Company’s subsidiary is registered. The Company contributes for qualified employees that are eligible to participate in the plan. Contributions to the plan are calculated at 30% of the employees’ salaries above a fixed threshold amount; employees contribute 8% and the Company’s subsidiary contributes the balance of 22%. The Chinese government is responsible for the benefit liability to retired employees. The Company has no other material obligation for the payment of retirement beyond the annual contribution.

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

Stock-based compensation costs that have been included in operating expenses amounted to $0 and $858, for years ended December 31, 2015 and 2014, respectively.

TONGJI HEALTHCARE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2015 AND 2014

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - continued

COMPREHENSIVE INCOME

The Company reports comprehensive income in accordance with FASB ASC Topic 220 “Comprehensive Income," which established standards for reporting and displaying comprehensive income and its components in a consolidated financial statement that is displayed with the same prominence as other consolidated financial statements.

Total comprehensive income is defined as all changes in stockholders' equity during a period, other than those resulting from investments by and distributions to stockholders (i.e., issuance of equity securities and dividends). Generally, for the Company, total comprehensive loss equals net loss plus or minus adjustments for currency translation. Total comprehensive loss represents the activity for a period net of related tax and was a loss of $469,452 and $410,799 for the years ended December 31, 2015 and 2014, respectively.

While total comprehensive income is the activity in a period and is largely driven by net earnings in that period, accumulated other comprehensive income or loss (“AOCI”) represents the cumulative balance of other comprehensive income as of the balance sheet date. For the Company, AOCI is primarily the cumulative balance related to the currency adjustments and increased overall equity by $236,115 and $117,010 as of December 31, 2015 and 2014, respectively.

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

The accompanying consolidated financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern. However, the Company has negative working capital of $17,782,721, an accumulated deficit of $3,565,562, and shareholders’ deficit of $2,873,267 as of December 31, 2015. The Company’s ability to continue as a going concern ultimately is dependent on the management’s ability to obtain equity or debt financing, attain further operating efficiencies, and achieve profitable operations. Over the past years, the Company had been successful in raising funds from related parties to fund the operation and new hospital construction. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might be necessary should the Company not be able to continue as a going concern.

TONGJI HEALTHCARE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2015 AND 2014

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - continued

Management has taken certain restructuring steps to provide the necessary capital to continue its operations. These steps included: 1) plan to convert existed related parties’ loans into equity, 2) to complete construction of the new hospital and begin generating revenue by the end of 2017, 3) plan to increase sales revenue with additional medical equipment, 4) the company intend to get more fund from related party who is controlled by the CEO to complete the construction of the new hospital. No assurances can be given that the steps taken will provide necessary capital for the Company to continue its operations.

NOTE 3 - EQUIPMENT

Equipment as of December 31, 2015 and 2014 comprised the following:

	Estimated Useful Lives (Years)	31-Dec-15	31-Dec-14
Office equipment	5-10	$83,098	$86,821
Medical equipment	5	1,313,818	1,371,485
Capital lease equipment	5	1,737,392	1,813,892
Fixtures	10	109,297	114,194
Vehicles	5	42,952	44,877
Total equipment		3,286,557	3,431,269

Less accumulated depreciation		(1,431,205)	(1,253,819)
Less impairment of the equipment		(1,111,726)	(1,004,438)

Equipment, net		$743,626	$1,173,012

NOTE 4 - CONSTRUCTION IN PROGRESS

The Company is constructing a new hospital building on leased land. The hospital building is being constructed by Guangxi Construction Engineering Corporation Langdong 8th Group (“Langdong 8th Group”). Costs capitalized primarily consists of payments for construction costs, acquisition cost, land rights cost, development expenditure, professional fees, and capitalized interest. As of December 31, 2015, the Company had paid approximately $15,300,000 for the construction of the hospital. In addition to what it had paid for the hospital construction, we estimate the additional costs to complete the project to be $31,000,000. The Company expects to obtain additional funding through the completion of additional equity, debt, or joint venture transactions. The land lease term will start upon completion of the new hospital construction. The new hospital is expected to be completed by the end of 2017 subject to availability of funds.

The Company will amortize the cost of the hospital building over the life of the land lease of twenty years. Capitalized interest was approximately $580,000 as of December 31, 2015.

NOTE 5 – LAWSUIT SETTLEMENT PAYABLE

In September 2009, Guangxi Nanning Tingyouyuxiang Commercial Co., Ltd. (“Tingyouyuxiang”) filed a civil suit against Nanning Tongji Hospital, Inc. (“NTH”), a subsidiary of the Company in the People’s Court. In the complaint, Tingyouyuxiang asserted a breach of contract claim against NTH, alleging that NTH had failed to make timely and total payment of RMB 5,050,000 (approximately $800,000)  under certain Supplement Agreement by and among NTH, Tingyouyuxiang and the Eighth Group of Langdong Village Committee, Nanhu Community Office, Qingxiu District, Nanning City (the “Village Committee”). One December 30, 2009, the People’s Court ruled that NTH shall pay to Tingyouyuxiang damages of RMB 5,050,000 (approximately $800,000) plus interest and the court hearing fee approximately $320,000. On March 9, 2013, NTH appealed to the Intermediate Court, alleging, among other things, that NTH was never served. On June 6, 2013, the Intermediate Court remanded the case to the People’s Court. As of December 31 2013, pending the decision of the People’s Court, the Company had accrued approximately $1,268,000 as contingency liabilities. On April 16, 2014, the Intermediate Court dismissed Tingyouyuxiang’s appeal and affirmed the decision of the People’s Court. Upon settlement of the lawsuit, the Company had accrued approximately $1,370,000 in settlement payable as of December 31, 2015.

TONGJI HEALTHCARE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2015 AND 2014

NOTE 6 - MAJOR SUPPLIERS AND CUSTOMERS

The Company purchases the majority of its medicine supplies from three suppliers which accounted for more than 50% of our total purchases in 2015. The rest are from around 25 different suppliers. One of the suppliers, Guangxi Tongji Medicine Co. Ltd., a related company that our Chief Executive Officer controls accounted for 2% of our total purchases in 2015.

The Company had three major customers for the years ended December 31, 2015 and 2014: Nanning Social Insurance Center, Guangxi Province Social Insurance Center, and China UMS. Nanning Social Insurance Center accounted for 36% and 33% of revenue for the years ended December 31, 2015 and 2014, respectively. Guangxi Province Social Insurance Center accounted for 5% of revenue for the years ended December 31, 2015 and 2014, respectively. China UMS accounted for 15% and 13% of revenue for the years ended December 31, 2015 and 2014, respectively. As of December 31, 2015, accounts receivable due from Nanning Social Insurance Center was approximately $250,000, which accounts for over 85% of the total accounts receivable.

NOTE 7 - CAPITAL LEASE OBLIGATIONS

Sale and Lease Back

On March 25, 2011, the Company completed a financing arrangement with an independent third party to sell and leaseback certain machinery and equipment. The net carrying value of the machinery and equipment sold was $262,683. The machinery and equipment was sold for $371,517, of which $334,365 was received in cash and $37,152 was held as refundable deposit. The transaction has been accounted for as a financing arrangement, wherein the property remains on the Company’s books and will continue to be depreciated. A financing obligation in the amount of $371,517, representing the proceeds, has been recorded under “Capital Lease Payable” in the Company’s Balance Sheet, and is being reduced based on payments under the lease. Capital Lease Payable was approximately $106,000 as of December 31, 2015. The lease payment will be completed in 2016. The lease does not contain an option to renew. There is also no contingent rent or concessions, or any leasehold improvement incentives.

In October 2011, the Company entered into an agreement to lease certain machinery and equipment that are classified as capital leases. The cost of equipment under capital leases of approximately $1,430,000 is included in the Balance Sheet as property, plant, and equipment at December 31, 2014. Those equipment are to be placed in service upon usage approval from the Chinese government and hiring qualified personnel. As of December 31, 2015, the Company still has not received the approval. Impairment loss of the leased equipment at December 31, 2015 was approximately $154,000.  Capital Lease Payable was approximately $453,000 as of December 31, 2015. The lease payment will be completed in 2016.

NOTE 8 – SHORT-TERM LOAN

In December 2015, the Company borrowed approximately $620,000 from an unrelated party at 1% interest rate. The loan will mature in three month.

NOTE 9 - OTHER PAYABLES

Other payable as of December 31, 2015 and 2014 consists of the following:

	December 31, 2015	December 31, 2014
Advance from customers	$-	$29,166
Welfare payable	-	8,517
Capital lease deposits paid by third party	351,114	350,491
Other payables	267,472	262,540
Total	$618,586	$650,714

TONGJI HEALTHCARE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2015 AND 2014

NOTE 10 - STOCKHOLDERS' DEFICIT

Preferred Stock

As of December 31, 2015 and 2014, the Company has 20,000,000 shares of preferred stock authorized with a par value of $0.001. There are no shares issued and outstanding as of December 31, 2015 and 2014.

Common Stock

As of December 31, 2015 and 2014, the Company has 50,000,000 shares of common stock authorized with a par value of $0.001.

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

As of December 31, 2015, the Company had accumulated deficits of $3,565,562. Therefore, the Company did not appropriate any fund for the statutory surplus reserve for the year ended December 31, 2015.

Stock Option

Stock-based compensation amounted to $0 and $858 for the years ended December 31, 2015 and 2014, respectively.

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

The following table summarizes stock option activity in the Company's stock-based compensation plans for the years ended December 31, 2015.

	Number of Shares	Weighted Average Exercise Price	Aggregate Intrinsic Value (in thousands)
Outstanding at January 1, 2015	100,000	$0.24	$-
Granted	-	-	-
Exercised	-	-	-
Cancelled/expired	-	-	-
Outstanding at December 31, 2015	100,000	$0.24	$-

There were no options granted, exercised or cancelled/expired during the twelve month period ended December 30, 2015. The above options were fully vested in 2014.

TONGJI HEALTHCARE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2015 AND 2014

NOTE 11 – INCOME TAX

At December 31, 2015 and 2014, based on the weight of available evidence, management determined that it was unlikely that the Company's deferred tax assets would be realized and have provided for a full valuation allowance associated with the net deferred tax assets.

The Company periodically analyzes its tax positions taken and expected to be taken and has determined that since inception there has been no need to record a liability for uncertain tax positions. The Company classifies income tax penalties and interest, if any, as part of selling, general and administrative expenses in the accompanying statements of operations. There was no accrued interest or penalties as of December 31, 2015 or 2014.

The Company is neither under examination by any taxing authority, nor has it been notified of any impending examination. The Company's tax years for its Federal and State jurisdictions which are currently open for examination are the years of 2011 - 2015.

China
Under the Law of People’s Republic of China on Enterprise Income Tax (“EIT Law”), which was effective from January 1, 2008, domestically-owned enterprises and foreign-invested enterprises are subject to a uniform tax rate of 25%. As of December 31, 2015, the PRC entities have net operating losses carry forward of $32 million that begin expiring in 2035. The potential benefit of the company’s net operating losses has not been recognized in these financial statements because it is more likely-than-not it will not utilize the net operating losses carried forward as it does not expect to generate sufficient taxable income in future or the amount involved is not significant.

	December 31, 2015	December 31, 2014
Deferred Tax Assets and Liabilities:
Net operating loss carry forwards	$832,512	$694,108
Valuation allowance	(832,512)	(694,108)
Net deferred tax assets	$-	$-

	Year Ended December 31,
	2015	2014

Income tax at U.S. statutory rate (34%)	$(34)%	$(34)%
Tax rate difference	8.0%	8.0%
Valuation allowance	2.6%	2.6%
	$-	$-

NOTE 12 - RELATED PARTY TRANSACTIONS AND COMMITMENTS

Due from/to Related Parties

The Company entered into agreements with Nanning Tongji Chain Pharmacy Co. Ltd., Guangxi Tongji Medicine Co. Ltd., and Nanning Switch Factory whereby the Company from time to time will advance amounts to assist them in their operations. The three companies have common major stockholders. The advanced amounts accrue interest at a rate of 1.5% per annum. The amount receivable as of December 31, 2015 and December 31, 2014 was $43,524 and $44,583, respectively. Interest income for the year ended December 31, 2015 and 2014 were approximately $661 and $673, respectively. As of December 31, 2015 and 2014, total due from all related parties amounted to $198,676 and $118,093, respectively.

The Company entered into an agreement with the Chairman and a stockholder of the Company, Nanning Tongji Chain Pharmacy Co. Ltd., Guangxi Tongji Medicine Co. Ltd., and Nanning Tongji Electric Coating Factory, whereby the Company from time to time will be advanced amounts to assist them in their operations. The advanced amounts accrue interest at a rate of 1.5% per annum. As of December 31, 2015 and December 31, 2014, $12,412,841 and $12,964,815 were payable to these related parties, respectively. Interest expenses for the year ended December 31, 2015 and 2014 were $234,274 and $230,840, respectively. As of December 31, 2015 and 2014, total due to all related parties amounted to $15,645,347 and $15,988,370, respectively.

Rental Commitments

On March 1, 2015, the Company renewed the lease agreement for their hospital with Guangxi Tongji Medicine Co. Ltd that expires in December 2014. Monthly lease payment under the new lease is approximately $4,800. The lease will expire on February 28, 2018. The Company is also in the process of building a new 600-bed hospital in Nanning, China. It expects the new hospital to be completed by the end of 2017. The hospital is being constructed by Guangxi Construction Engineering Corporation Langdong 8th Group and, when completed, the land on which the hospital is located will be leased by the Company for a twenty-year term. The annual lease payments will gradually increase each year. Based on the exchange rate at December 31, 2015, minimum future lease payments are as follows:

	Related Party	Non-Related Party	Total
1-5 years	$120,411	$2,640,428	$2,760,840
6-10 years	-	3,026,362	3,026,362
11-15 years	-	3,401,361	3,401,361
16-20 years	-	1,404,798	1,404,798
Total	$120,411	$10,472,949	$10,593,360

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

As of December 31, 2015, our management, under the supervision of and with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as required by Rules 13a-15(b) and 15d-15(b) under the Exchange Act.  Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of December 31, 2015 as a result of the material weaknesses identified in our internal control over financial reporting.  These material weaknesses are discussed in “Management’s Report on Internal Control over Financial Reporting” below.  Our management considers our internal control over financial reporting to be an integral part of our disclosure controls and procedures.

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

As of December 31, 2015, our management, under the supervision of and with the participation of the Chief Executive Officer and the Chief Financial Officer, evaluated the effectiveness of our internal control over financial reporting as required by Rules 13a-15(c) and 15d-15(c) under the Exchange Act.  In making this assessment, Management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control – Integrated Framework, including the following five framework components: i) control environment, ii) risk assessment, iii) control activities, iv) information and communications, and v) monitoring.

Based on our evaluation, we have determined that our disclosure controls and procedures were not effective in that we did not design, implement, or maintain effective entity-level controls related to our control environment, resulting in an absence of independence and financial expertise on the Board of Directors. We do not have an Audit Committee or a formalized internal audit function, limiting our ability to provide effective oversight of our management.

Item 9A.          Controls and Procedures - continued

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

2016 Planned Remediation

As financial conditions permit, we plan to take the following actions to improve our internal control over financial reporting, including actions to remediate those material weaknesses identified in 2015.

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

●
Complete the implementation of, and related training for our IT policies and procedures related to access, change, data, and security management to ensure that all relevant financial information is secure, identified, captured, processed, and reported within the accounting system and spreadsheets supporting financial reporting.

●
Continue providing training to accounting personnel regarding our significant policies and procedures related to accounting, finance, and internal control to ensure that financial reporting competencies are strengthened.

Our management will continue to monitor and evaluate the effectiveness of its disclosure controls and procedures, as well as our internal control over financial reporting, on an ongoing basis, and is committed to taking further action and implementing additional improvements, as necessary and as funds allow.  However, our management cannot guarantee that the measures taken or any future measures will remediate the material weaknesses identified or that any additional material weaknesses or significant deficiencies will not arise in the future due to a failure to implement and maintain adequate internal control over financial reporting. Notwithstanding the material weaknesses described above, our management believes that there are no material inaccuracies or omissions of material fact and, to the best of its knowledge, believes that the consolidated financial statements included in this annual report present fairly, in all material respects, our financial position, results of operations, and cash flows for the periods presented in conformity with accounting principles generally accepted in the United States.

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

Item 9B.         Other Information.

None.

PART III

Item 10.          Directors, Executive Officers and Corporate Governance.

The following are our officers and directors as of the date of this prospectus. All our officers and directors are residents of the PRC except Mr. Eric Zhang and, therefore, it may be difficult for investors to effect service of process within the U.S. upon them or to enforce judgments against them obtained from the U.S. courts.

The following table sets forth certain information concerning our directors and executive officers:

Name	Age	Position

Yunhui Yu	54	Chairman of the board, Chief Executive Officer, president
Eric Zhang	42	Chief Financial Officer
Jinsong Zhang	49	Chief Administrative Officer
Jialin Zhang	76	Vice President and a Director
Xiangwei Zeng	74	Vice President and a Director

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

Eric Zhang is a Certified Public Accountant, licensed in California. Mr. Zhang has been our Chief Financial Officer since March 2011. Mr. Zhang graduated with a Master of Science in Taxation from Golden Gate University in 2004. He obtained his Bachelor of Business Administration from California State University in Los Angeles in 2000. He is the managing partner at Chan & Zhang LLP, a public accounting firm in Los Angeles since December 2004. Meanwhile, Mr. Zhang served as the controller of China PharmaHub Corp. on a part-time basis from January 2010 to December 2010.  He served as staff accountant at C.G. Uhlenberg LLP from July 2003 to December 2004 and at Homer Chan Tax & Consultant, Inc. from January 2000 to June 2003. Mr. Zhang was the Honorable Chairman of Business Advisory Committee of National Republican Congressional Committee (year 2005) and Businessman of the Year in 2005 honored by the Business Advisory Committee of National Republican Congressional Committee. Mr. Zhang is also a Personal Financial Specialist and an Enrolled Agent.

Jinsong Zhang has been our Chief Administrative Officer since February 2006. Between August 2000 and January 2006 Mr. Zhang was a director in the Naning New & High Tech Industrial Development Zone administration commission. Mr. Zhang received his bachelor's degree in engineering from the Electronic Engineering Institute of the People’s Liberation Army in August 1987.

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

Item 10.          Directors, Executive Officers and Corporate Governance - continued

Term of Office

Directors serve in such capacity until the next annual meeting of our stockholders and until their successors have been elected and qualified. Our officers serve at the discretion of our Board of Directors, until their death, or until they resign or have been removed from office. There are no family relationships among our executive officers and directors.

Director Qualifications

Directors are responsible for overseeing the Company’s business consistent with their fiduciary duty to the stockholders. This significant responsibility requires highly-skilled individuals with various qualities, attributes and professional experience. Our Board believes that there are general requirements for service on the Board that are applicable to directors and that there are other skills and experience that should be represented on the Board as a whole but not necessarily by each director. The Board considers the qualifications of director and director candidates individually and in the broader context of the Board’s overall composition and the Company’s current and future needs.

Qualifications for All Directors

In its assessment of each potential candidate, including those recommended by the stockholders, the Board will consider the nominee’s judgment, integrity, experience, independence, understanding of the Company’s business or other related industries and such other factors it determines are pertinent in light of the current needs of the Board. The Board also takes into account the ability of a director to devote the time and effort necessary to fulfill his or her responsibilities to the Company.

The Board requires that each director be a recognized person of high integrity with a proven record of success in his or her field. Each director must demonstrate innovative thinking, familiarity with and respect for corporate governance requirements and practices, an appreciation of multiple cultures and a commitment to sustainability and to dealing responsibly with social issues. In addition to the qualifications required of all directors, the Board conducts interviews of potential director candidates to assess intangible qualities including the individual’s ability to ask difficult questions and, simultaneously, to work collegially.

Qualifications, Attributes, Skills and Experience to be Represented on the Board as a Whole

The Board has identified particular qualifications, attributes, skills and experience that are important to be represented on the board as a whole, in light of the Company’s current needs and its business priorities. The Board believes that it should include some directors with a high level of financial literacy and some directors who possess relevant business experience as a Chief Executive Officer or a President or like position. Marketing is the core focus of our business and the Company seeks to develop and deploy the world’s most innovative and effective marketing and technology. Therefore, the Board believes that marketing and technology experience should be represented on the Board. The Company is involved in the medical and healthcare business in the PRC.  Therefore the Company’s business also requires compliance with a variety of regulatory requirements and relationships with various governmental entities. The board believes that governmental, political or diplomatic expertise should be represented on the Board.

Set forth below are a chart and a narrative disclosure that summarize the specific qualifications, attributes, skills and experiences described above. An “X” in the chart below indicates that the item is a specific reason that the director has been nominated to serve on the Company’s Board. The lack of an “X” for a particular qualification does not mean that the director does not possess that qualification or skill. Rather, an “X” indicates a specific area of focus or expertise of a director on which the board currently relies.

	Yunhui Yu	Jialin Zhang	Xiangwei Zeng
High level of financial literacy

Marketing experience	X

Relevant Chief Executive/President or like experience	X		X

Medical/healthcare experience	X	X	X

Governmental, political or diplomatic expertise			X

Item 10.          Directors, Executive Officers and Corporate Governance - continued

Yunhui Yu

Mr. Yu has over 20 years’ experience in the medical field, having managed Guangxi Tongji Medicine Co., Ltd., an affiliated company involved in the pharmaceutical industry for that period of time.  In his role as Chief Executive Officer there and with the Company, he possesses the requisite marketing experience and Chief Executive experience.  Additionally, with his bachelor’s degree in medicine and physician license, he possesses the requisite medical/healthcare experience.

Jialin Zhang

Mr. Zhang has been a surgeon at several hospitals and holds a bachelor’s degree from Guangxi Medicine University in August 1964 and holds a license as physician from the Chinese Ministry of Health. Mr. Zhang is qualified to serve on the Board based on his education and extensive experience in the medial practice.

Xiangwei Zeng

Mr. Zeng has four years’ experience as a director of physicians at the Guanxi Medicine University Hospital. Accordingly, he has the requisite managerial, governmental and governmental experience for his position as director. His many years of service as a physician and his educational background further supplement his medical and healthcare experience.

Save as otherwise reported above, none of our directors hold directorships in other reporting companies.

There are no family relationships among our directors or officers.

Directors or Executive Officers involved in Bankruptcy or Criminal Proceedings

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

Item 10.          Directors, Executive Officers and Corporate Governance - continued

Compensation Committee

We do not presently have a compensation committee. Our board of directors currently acts as our compensation committee.

Nominating Committee

We do not presently have a nominating committee. Our board of directors currently acts as our nominating committee.

Material Changes to the Procedures by which Security Holders May Recommend Nominees to the Board of Directors

There have been no material changes to the procedures by which security holders may recommend nominees to the Board of Directors.

Code of Ethics

We do not presently have a code of ethics. However, we intend to adopt such a code of ethics in the future.

Meetings
During the fiscal year of 2015, our Board of Directors had 0 meetings, including meetings that were held by means of a conference telephone call, but excluding actions taken by unanimous written consent.

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

Limitations on Liability

Article K of our Articles of Incorporation provides that no director shall have liability to us or to our stockholders or to other security holders for monetary damages for breach of fiduciary duty as a director; provided, however, that such provisions shall not eliminate or limit the liability of a director for monetary damages for: (i) any breach of the director's duty of loyalty to the Company or to its shareholders or other security holders; (ii) acts or omissions of the director not in good faith or which involve intentional misconduct or a knowing violation of the law by such director; (iii) acts by such director as specified by Nevada law; or (iv) any transaction from which such director derived an improper personal benefit. Consequently, our directors may not be personally liable for monetary damages regarding their duties as directors.

Item 10.          Directors, Executive Officers and Corporate Governance - continued

Section 16(a) Beneficial Ownership Reporting Compliance

As of the date of this report, we are not subject to Section 16(a) of the Securities Exchange Act of 1934.

Item 11.	Executive Compensation.

Executive Compensation

The following table sets forth information with respect to the compensation of each of the named executive officers for services provided in all capacities to the Company and its subsidiaries in the fiscal years ended December 31, 2015 and 2014 in their capacity as such officers.  Mr. Yunhui Yu, our Chief Executive Officer, President and one of our directors receive no additional compensation for his services as director. No other executive officer or former executive officer received more than $100,000 in compensation in the fiscal years reported below.

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Yunhui Yu	2015	15,279	--	--	--	--	--	--	15,279
Chief Executive Officer, President and Director	2014	15,279	--	--	--	--	--	--	15,279
Eric Zhang	2015	25,000							25,000
Chief Financial Officer	2014	25,000	--	--	--	--	--	--	25,000

Stock Options

On March 3, 2011, we entered into an Employment Agreement with our Chief Financial Officer, Eric Zhang, pursuant to which, Mr. Zhang received options to purchase 100,000 shares of the Company's common stock, vesting in three equal installments starting on March 3, 2013, with an exercise price of $0.24. Other than disclosed herein, we have not granted any stock options to any of our officers or directors and do not have any stock option plans in effect as of December 31, 2015. In the future, we may grant stock options to our officers, directors, employees or consultants.

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

Item 11.	Executive Compensation. - continued

Compensation of Directors

Our directors do not receive any compensation pursuant to any standard arrangement for their services as directors.

Employment Agreements

On March 3, 2011, we entered into an Employment Agreement with our Chief Financial Officer, Eric Zhang. Pursuant to the Employment Agreement, Mr. Zhang will receive  (i) an annual salary of $25,000 ($50,000 if the Company is listed on national exchanges), and (ii) options to purchase 100,000 shares of the Company's common stock, which will vest in three equal installments starting on March 3, 2013, with an exercise price of $0.24. The Employment Agreement has a term of three years and has been tentatively extended through June 30, 2016.

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

Item 12.          Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth certain information with respect to the beneficial ownership of our voting securities by (i) any person or group owning more than 5% of any class of voting securities, (ii) each director, (iii) our chief executive officer and chief financial officer and (iv) all executive officers and directors as a group as of April 14, 2016.

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
Jinhu Road #22
Mingdu Park 32221
Nanning, China

*   Less than 1%

(1)
In determining beneficial ownership of our common stock as of a given date, the number of shares shown includes shares of common stock which may be acquired on exercise of warrants or options or conversion of convertible securities within 60 days of that date. In determining the percent of common stock owned by a person or entity on April 14, 2016, (a) the numerator is the number of shares of the class beneficially owned by such person or entity, including shares which may be acquired within 60 days on exercise of warrants or options and conversion of convertible securities, and (b) the denominator is the sum of (i) the total shares of common stock outstanding on April 14, 2016 (15,812,191), and (ii) the total number of shares that the beneficial owner may acquire upon conversion of the preferred and on exercise of the warrants and options. Unless otherwise stated, each beneficial owner has sole power to vote and dispose of its shares.

(2)
Liyu Chen is the wife of Yunhui Yu and she beneficially owns 3,000,000 shares of our common stock or 18.9%. Ownership of shares of our common stock by Mr. Yu does not include ownership of shares of our common stock by Ms. Chen. Likewise, ownership of shares of our common stock by Ms. Chen does not include ownership of shares of our common stock by Mr. Yu.

(3)	Represents options to purchase 100,000 shares of our common stock at an exercise price of $0.24 per share.

Item 13.          Certain Relationships and Related Transactions, and Director Independence.

The Company entered into agreements with Nanning Tongji Chain Pharmacy Co. Ltd., Guangxi Tongji Medicine Co. Ltd., and Nanning Switch Factory whereby the Company from time to time will advance amounts to assist them in their operations. The three companies have common major stockholders. The advanced amounts accrue interest at a rate of 1.5% per annum. The amount receivable as of December 31, 2015 and December 31, 2014 was $43,524 and $44,583, respectively. Interest income for the year ended December 31, 2015 and 2014 were approximately $661 and $673, respectively.

Item 12.          Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters. - continued

The Company entered into an agreement with the Chairman and a stockholder of the Company, Nanning Tongji Chain Pharmacy Co. Ltd., Guangxi Tongji Medicine Co. Ltd., and Nanning Tongji Electric Coating Factory, whereby the Company from time to time will be advanced amounts to assist them in their operations. The advanced amounts accrue interest at a rate of 1.5% per annum. As of December 31, 2015 and December 31, 2014, $12,412,841 and $12,964,815 were payable to these related parties, respectively. Interest expenses for the year ended December 31, 2015 and 2014 were $234,274 and $230,840, respectively.

On March 1, 2015, the Company entered into a lease agreement for its hospital buildings with Guangxi Tongji Medicine Co. Ltd that expires February 28, 2018. The monthly rent is approximately $4,800. The Company is also in the process of building a new 600-bed hospital in Nanning, China. It expects the new hospital to be completed by the end of 2017. The hospital is being constructed by Guangxi Construction Engineering Corporation Langdong 8th Group and, when completed, the land on which the hospital is located will be leased by the Company for a twenty-year term. The annual lease payments will gradually increase each year. Based on the exchange rate at December 31, 2015, minimum future lease payments are as follows:

	Related Party	Non-Related Party	Total
1-5 years	$120,411	$2,640,428	$2,760,840
6-10 years	-	3,026,362	3,026,362
11-15 years	-	3,401,361	3,401,361
16-20 years	-	1,404,798	1,404,798
Total	$120,411	$10,472,949	$10,593,360

Independent Directors

None of our Board of Directors holds any directorships in other reporting companies and does not qualify as an “independent director” under the Rules of NASDAQ, Marketplace Rule 4200(a)(15).

Item 14.          Principal Accounting Fees and Services.

We were billed by our current independent public accounting firms Anton & Chia, LLP, for the following professional services they performed for us during the years ended December 31, 2015 and 2014 as set forth in the table below.

	Year Ended December 31,
	2015	2014
Audit fees	$38,700	$36,750
Audit-related fees	$16,500	$15,750
Tax fees	$--	$--
All other fees	$55,200	$52,500

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

Tongji Healthcare Group, Inc.

Date: April 14, 2016	By:	/s/ Yunhui Yu
Yunhui Yu President and Chief Executive Officer (Principal Executive Officer)

Date: April 14, 2016	By:	/s/ Eric Zhang
Eric Zhang Chief Financial Officer (Principal Financial and Accounting Officer)

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Yunhui Yu	President, Chief Executive Officer	April 14, 2016
Yunhui Yu	and Chairman (Principal Executive Officer)

/s/ Eric Zhang	Chief Financial Officer	April 14, 2016
Eric Zhang	(Principal Financial and Accounting Officer)

/s/ Xiangwei Zeng	Vice President and a Director	April 14, 2016
Xiangwei Zeng

/s/ Jialin Zhang	Vice President and a Director	April 14, 2016
Jialin Zhang