Form 10-Q
period 2016-06-30
Tongji Healthcare Group, Inc.
filed 2016-08-22
CIK 1389518

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2016

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

Indicate the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:

As of August 22, 2016 there were 15,812,191 shares of $0.001 par value common stock issued and outstanding.

FORM 10-Q

TONGJI HEALTHCARE GROUP, INC.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

The audited condensed consolidated financial statements of registrant as of December 31, 2015 and the unaudited condensed consolidated financial statements of registrant as of June 30, 2016 and for the six months ended June 30, 2016 and 2015 follow. The condensed consolidated financial statements reflect all adjustments which are, in the opinion of management, necessary for a fair presentation of the results for the interim periods presented. All such adjustments are of a normal and recurring nature.

TONGJI HEALTHCARE GROUP, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2016	December 31, 2015
	(Unaudited)
ASSETS

Current Assets
Cash	$36,542	$10,300
Accounts receivable, net	318,933	296,951
Due from related parties	193,651	198,676
Medical supplies	164,504	101,907
Prepaid expenses and other current assets	6,149	9,157

Total Current Assets	719,779	616,991

Equipment, net	708,863	743,626

Construction in progress	15,011,055	15,310,962

Deposits	177,637	179,839

Intangible assets, net	40,426	46,260

TOTAL ASSETS	$16,657,760	$16,897,678

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities
Accounts payable and accrued expenses	$1,078,553	$958,387
Due to related parties	15,401,362	15,645,347
Other payable	599,293	618,586
Settlement payable	1,381,767	1,371,233
Short-term loan	601,875	617,494
Current portion of capital lease payable	545,736	559,898

Total Current Liabilities	19,608,586	18,399,712

Total Liabilities	19,608,586	19,770,945

STOCKHOLDERS' DEFICIT
Preferred stock; $0.001 par value, 20,000,000 shares authorized and none issued and outstanding	-	-
Common stock; $0.001 par value, 50,000,000 shares authorized and 15,812,191 shares issued and outstanding as of June 30, 2016 and December 31, 2015 respectively	15,812	15,812
Additional paid in capital	440,368	440,368
Accumulated deficit	(3,718,339)	(3,565,562)
Accumulated other comprehensive income	311,333	236,115

Total Stockholders' Deficit	(2,950,826)	(2,873,267)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$16,657,760	$16,897,678

The accompanying notes are an integral part of these consolidated financial statements.

TONGJI HEALTHCARE GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHESIVE LOSS
(UNAUDITED)

	For the Three Months Ended June 30		For the Six Months Ended June 30
	2016	2015	2016	2015

OPERATING REVENUE
In-patient service revenue	$333,397	$240,372	$591,299	$463,390
Out-patient service revenue	225,863	407,920	469,627	735,684
Total operating revenue	559,260	648,292	1,060,926	1,199,074

OPERATING EXPENSES
Administrative expenses	54,620	115,144	100,536	166,713
Depreciation and amortization expenses	18,292	22,293	36,269	44,616
Medicine and supplies	259,111	317,367	500,413	555,539
Other operating expenses	70,429	79,262	143,682	154,154
Salary and fringes	181,478	164,765	356,637	358,293
Total operating expenses	583,930	698,831	1,137,537	1,279,315

LOSS FROM OPERATIONS	(24,670)	(50,539)	(76,611)	(80,241)

OTHER INCOME (EXPENSE)
Other income	6,771	12,314	14,222	19,833
Interest expense, net	(9,573)	(49,657)	(90,388)	(97,670)
Total Other Expense	(2,802)	(37,343)	(76,166)	(77,837)

LOSS BEFORE INCOME TAXES	(27,472)	(87,882)	(152,777)	(158,078)

Provision for income taxes	-	-	-	-

NET LOSS	(27,472)	(87,882)	(152,777)	(158,078)

OTHER COMPREHENSIVE INCOME(LOSS)
Foreign currency translation gain (loss)	90,279	319	75,218	(2,272)

NET COMPREHENSIVE INCOME (LOSS)	$62,807	$(87,563)	$(77,559)	(160,350)

Net loss per common stock-Basic and Diluted	$(0.030)	$(0.005)	$(0.005)	(0.005)

Weighted average common stock outstanding
Basic and Diluted	15,812,191	15,812,191	15,812,191	15,812,191.00

The accompanying notes are an integral part of these consolidated financial statements.

TONJI HEALTHCARE GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTH PERIOD ENDED JUNE 30,
(UNAUDITED)

	2016	2015
Operating activities:
Net loss	$(152,777)	$(158,078)
Adjustments to reconcile net loss to
Net cash provided by (used in) operating activities:
Depreciation expense	36,269	44,615
Increase/(decrease) in operating assets and liabilities:
Accounts receivable	(29,993)	14,361
Medical supplies	(66,278)	(28,092)
Prepaid expense and other current assets	2,821	2,909
Deposit	(2,385)	2
Accounts payable and accrued expenses	146,854	99,337
Other payables	(3,709)	(68,778)
Contingent liability	45,983	48,052

Net Cash Use in Operating Activities	(23,215)	(45,672)

Investing activities:
Acquisitions of fixed assets	(15,302)	-
Construction in progress	(88,846)	(103,751)
Due from related parties	-	7,020

Net Cash Used in Investing Activities	(104,148)	(96,731)

Financing activities:
Payments of capital lease	-	-
Proceeds from short term loan	-	-
Due to related parties	154,316	181,411

Net Cash Provided by Financing Activities	154,316	181,411

Effects of foreign currency translation	(711)	131

Net increase in Cash	26,242	39,139

Cash-Beginning of Period	10,300	9,606

Cash-Ending of Period	$36,542	$48,745

Cash Paid During the Year for:
Income taxes	$-	$-
Interest paid	$6,922	$30,828

The accompanying notes are an integral part of these consolidated financial statements.

TONGJI HEALTHCARE GROUP, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2016
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

NOTE 2- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accompanying unaudited condensed consolidated financial statements have been prepared by management without audit pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted as allowed by such rules and regulations, and management believes that the disclosures are adequate to make the information presented not misleading. These condensed consolidated financial statements include all of the adjustments, which, in the opinion of management, are necessary to a fair presentation of financial position and results of operations. All such adjustments are of a normal and recurring nature. Interim results are not necessarily indicative of results for a full year. The condensed consolidated balance sheet information as of December 31, 2015 was derived from the audited consolidated financial statements included in the Form 10-K. These condensed consolidated financial statements should be read in conjunction with the audited financial statements in the Company’s Annual Report on Form 10-K for the fiscal year ended on December 31, 2015 (“Form 10-K”), filed with the Commission on April 16, 2016.

TONGJI HEALTHCARE GROUP, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2016
(UNAUDITED)

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

CASH AND CASH EQUIVALENTS

For purposes of the statements of cash flows, the Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents. A substantial amount of the Company’s cash is held in bank accounts in the PRC and is not protected by Federal Deposit Insurance Corporation (FDIC) insurance or any other similar insurance. Cash held in China amounted to $36,542 as of June 30, 2016. Given the current economic environment and the financial condition of the banking industry, there is a risk that the deposits may not be readily available or covered by such insurance. The Company has had no loss of cash in domestic or foreign banks in past years.

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

TONGJI HEALTHCARE GROUP, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2016
(UNAUDITED)

The exchange rates used to translate amounts in RMB into USD for the purposes of preparing the financial statements were as follows:

June 30, 2016
Balance sheet	RMB 6.6459 to US $1.00
Statement of income and other comprehensive income	RMB 6.5350 to US $1.00

December 31, 2015
Balance sheet	RMB 6.4778 to US $1.00
Statement of income and other comprehensive income	RMB 6.2827 to US $1.00

June 30, 2015
Statement of income and other comprehensive income	RMB 6.2192 to US $1.00

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

The Company has estimated a bad debt allowance of approximately $29,000 and $31,000 as of June 30, 2016 and December 31, 2015.

TONGJI HEALTHCARE GROUP, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2016
(UNAUDITED)

FAIR VALUE OF FINANCIAL INSTRUMENTS

The Company applies the provisions of FASB ASC Topic 825, which requires all entities to disclose the fair value of financial instruments, both assets and liabilities recognized and not recognized on the balance sheet, for which it is practicable to estimate fair value, and defines fair value of a financial instrument as the amount at which the instrument could be exchanged in a current transaction between willing parties. As of June 30, 2016 and December 31, 2015 the fair value of cash and cash equivalents, accounts receivable, accounts payable and accrued expenses, notes payable and other payables approximated the carrying value due to the short maturity of the instruments, quoted market prices or interest rates which fluctuate with market rates except for related party debt or receivables for which it is not practicable to estimate fair value.

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
June 30, 2016
(UNAUDITED)

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
June 30, 2016
(UNAUDITED)

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

The Company tests long-lived assets for recoverability at least annually or more frequently upon the occurrence of an event or when circumstances indicate that the net carrying amount is greater than its fair value. Assets are grouped and evaluated at the lowest level for their identifiable cash flows that are largely independent of the cash flows of other groups of assets. The Company considers historical performance and future estimated results in its evaluation of potential impairment and then compares the carrying amount of the asset to the future estimated cash flows expected to result from the use of the asset. If the carrying amount of the asset exceeds estimated expected undiscounted future cash flows, the Company measures the amount of impairment by comparing the carrying amount of the asset to its fair value. The estimation of fair value is generally measured by discounting expected future cash flows at the rate the Company utilizes to evaluate potential investments. The Company estimates fair value based on the information available in making whatever estimates, judgments and projections are considered necessary. There was no impairment of long-lived assets for the six months ended June 30, 2016 and 2015.

BASIC AND DILUTED EARNINGS PER SHARE

Earnings per share (EPS) is calculated in accordance with the FASB ASC Topic 260, “Earnings Per Share.” Basic net income (loss) per share is based upon the weighted average number of common shares outstanding. Diluted net income (loss) per share is based on the assumption that all dilutive convertible shares and stock options were converted or exercised. Dilution is computed by applying the treasury stock method. Under this method, options and warrants are assumed to be exercised at the beginning of the period (or at the time of issuance, if later), and as if funds obtained thereby were used to purchase common stock at the average market price during the period. Potentially dilutive securities to purchase 100,000 shares of common stock were not included in the calculation of the diluted earnings per share as their effect would be anti-dilutive for the six months ended June 30, 2016. During the six month period ended June 30, 2016, the average market price of the common stock was less than the exercise price of the stock options and the Company was in net loss position. Accordingly, the stock options were anti-dilutive and have not been included in the calculation of diluted earnings per share.

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
June 30, 2016
(UNAUDITED)

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

The Company had accrued approximately $40,000 in Other Payable as of June 30, 2016 for failure to file US tax returns and Form 5472 between the years 2006 to 2009. The Company is current with its required filings. In addition, the Company does not accrue United States income taxes on unremitted earnings from foreign operations, as it is the Company’s intention to invest these earnings in the foreign operations indefinitely.

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

Stock-based compensation costs that have been included in operating expenses amounted to $0 and $0, for the six month periods ended June 30, 2016 and 2015, respectively.

COMPREHENSIVE INCOME

The Company reports comprehensive income in accordance with FASB ASC Topic 220 “Comprehensive Income," which established standards for reporting and displaying comprehensive income and its components in a financial statement that is displayed with the same prominence as other financial statements.

Total comprehensive income is defined as all changes in stockholders' equity during a period, other than those resulting from investments by and distributions to stockholders (i.e., issuance of equity securities and dividends). Generally, for the Company, total comprehensive income (loss) equals net income (loss) plus or minus adjustments for currency translation. Total comprehensive income (loss) represents the activity for a period net of related tax and was a gain of $62,807 and a loss of $87,563 for the three month periods ended June 30, 2016 and 2015, respectively. Total comprehensive income (loss) represents the activity for a period net of related tax and was a loss of $77,559 and $160,350 for the six month periods ended June 30, 2016 and 2015, respectively.

TONGJI HEALTHCARE GROUP, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2016
(UNAUDITED)

While total comprehensive income is the activity in a period and is largely driven by net earnings in that period, accumulated other comprehensive income or loss (“AOCI”) represents the cumulative balance of other comprehensive income as of the balance sheet date. For the Company, AOCI is primarily the cumulative balance related to the currency adjustments and increased overall equity by $311,333 and $236,115 as of June 30, 2016 and December 31, 2015, respectively.

RECENT ACCOUNTING PRONOUNCEMENTS

Recent accounting pronouncements issued by the FASB, the AICPA and the SEC  did not, or are not believed by management to, have a material effect on the Company’s present or future consolidated financial statements.

GOING CONCERN

The accompanying consolidated financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern. However, the Company has negative working capital of $17,507,040, an accumulated deficit of $3,718,339, and a stockholders’ deficit of $2,950,826 as of June 30, 2016. The Company’s ability to continue as a going concern ultimately is dependent on the management’s ability to obtain equity or debt financing, attain further operating efficiencies, and achieve profitable operations. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might be necessary should the Company not be able to continue as a going concern.

Management has taken certain restructuring steps to provide the necessary capital to continue its operations. These steps included: 1) plan to convert existing related party loans into equity, 2) plan to complete construction of the new hospital and begin generating revenue by 2017, 3) plan to increase sales revenue with additional medical equipment, 4) plan to obtain more funding from related party entity, that is controlled by the CEO to complete the construction of the new hospital. No assurances can be given that the steps taken will provide necessary capital for the Company to continue its operations.

NOTE 3- EQUIPMENT

 Equipment as of June 30, 2016 and December 31, 2015 comprised the following:

	Estimated Useful Lives (Years)	June 30, 2016 (unaudited)	December 31, 2015
Office equipment	5-10	$81,056	$83,098
Medical equipment	5	1,295,464	1,313,818
Capital lease equipment		1,693,446	1,737,392
Fixtures	10	106,611	109,297
Vehicles	5	41,897	42,952
Total equipment		3,218,474	3,286,557

Less accumulated depreciation		(1,426,004)	(1,431,205)
Less impairment of the equipment		(1,083,607)	(1,111,726)

Property and equipment, net		$708,863	$743,626

TONGJI HEALTHCARE GROUP, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2016
(UNAUDITED)

Depreciation expense charged to operations was $18,292 and $22,293 for the three months periods ended June 30, 2016 and 2015. Depreciation expense charged to operations was $36,269 and $44,616 for the six months periods ended June 30, 2016 and 2015.

NOTE 4- CONSTRUCTION IN PROGRESS

The Company is constructing a new hospital building on leased land. The hospital building is being constructed by Guangxi Construction Engineering Corporation Langdong 8th Group (“Langdong 8th Group”). Costs capitalized primarily consists of payments for construction costs, acquisition cost, land rights cost, development expenditure, professional fees, and capitalized interest. As of June 30, 2016, the Company had paid approximately $15,000,000 for the construction of the hospital. In addition to what it had paid for the hospital construction, we estimate the additional costs to complete the project to be $31,000,000. The land lease term will start upon completion of the new hospital construction. The new hospital is expected to be completed by 2017.

The Company will amortize the cost of the hospital building over the life of the land lease of twenty years. Capitalized interest was approximately $656,451 as of June 30, 2016.

NOTE 5- LAWSUIT SETTLEMENT PAYABLE

In September 2009, Guangxi Nanning Tingyouyuxiang Commercial Co., Ltd. (“Tingyouyuxiang”) filed a civil suit against NTH in the People’s Court. In the complaint, Tingyouyuxiang asserted a breach of contract claim against NTH, alleging that NTH had failed to make timely and total payment of RMB 5,050,000 (approximately $800,000)  under certain Supplement Agreement by and among NTH, Tingyouyuxiang and the Eighth Group of Langdong Village Committee, Nanhu Community Office, Qingxiu District, Nanning City (the “Village Committee”). On December 30, 2009, the People’s Court ruled that NTH shall pay to Tingyouyuxiang damages of RMB 5,050,000 (approximately $800,000) plus interest and the court hearing fee approximately $320,000. On March 9, 2013, NTH appealed to the Intermediate Court, alleging, among other things, that NTH was never served. On June 6, 2013, the Intermediate Court remanded the case to the People’s Court.  On April 16, 2014, the Intermediate Court dismissed Tingyouyuxiang’s appeal and affirmed the decision of the People’s Court. Upon settlement of the lawsuit, the Company had accrued approximately $1,381,000 in settlement payable as of June 30, 2016.

NOTE 6- MAJOR SUPPLIERS AND CUSTOMERS

The Company purchases the majority of its medicine supplies from Guangxi Kyushu Pharmaceutical Group Co., Ltd. Medicine purchased accounted for 78% and 2% of all medicine purchases for six month periods ended June 30, 2016 and 2015. The rest are from around 16 different suppliers, one of which is a related party with one common major stockholder which accounted for 1% total medicine purchase for the six month periods ended June 30, 2016.

The Company had two major customers for the six month periods ended June 30, 2016 and 2015. Nanning Social Insurance Center accounted for 26% and 16% of revenue for the six month periods ended June 30, 2016 and 2015, respectively. China UMS accounted for 6% and 9% of revenue for the six month periods ended June 30, 2016 and 2015, respectively. As of June 30, 2016, accounts receivable due from Nanning Social Insurance Center and China UMS was approximately $306,000 and $525, respectively.

NOTE 7- CAPITAL LEASE OBLIGATIONS

Sale and Lease Back

On March 25, 2011, the Company completed a financing arrangement with an independent third party to sell and leaseback certain machinery and equipment. The net carrying value of the machinery and equipment sold was $262,683. The machinery and equipment was sold for $371,517, of which $334,365 was received in cash and $37,152 was held as refundable deposit. The transaction has been accounted for as a financing arrangement, wherein the property remains on the Company’s books and will continue to be depreciated. A financing obligation in the amount of $371,517, representing the proceeds, has been recorded under “Capital Lease Payable” in the Company’s Balance Sheet, and is being reduced based on payments under the lease. The lease does not contain an option to renew. There is also no contingent rent or concessions, or any leasehold improvement incentives. Total lease payable on this sale and leaseback was approximately $100,000 as of June 30, 2016.

TONGJI HEALTHCARE GROUP, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2016
(UNAUDITED)

In October 2011, the Company entered into an agreement to lease certain machinery and equipment that are classified as capital leases. The cost of equipment under capital leases of approximately $1,430,000 is included in the Balance Sheet as property, plant, and equipment at December 31, 2014. Those equipment are to be placed in service upon usage approval from the Chinese government and hiring qualified personnel. As of June 30, 2016, the Company still has not received the approval. Accumulated depreciation and impairment loss of the leased equipment at June 30, 2016 was approximately $1,080,000.  Capital Lease Payable was approximately $450,000 as of June 30, 2016.

NOTE 8- OTHER PAYABLE

Other payable as of June 30, 2016 and December 31, 2015 consists of the following:
	June 30, 2016 (Unaudited)	December 31, 2015
Advance from customers	$2,291	$0
Capital lease deposits paid by third party	350,724	351,114
Other payables	246,278	267,472
Total	$599,293	$618,586

NOTE 9- STOCKHOLDERS' EQUITY

Preferred Stock

As of June 30, 2016 and December 31, 2015, the Company has 20,000,000 shares of preferred stock authorized with a par value of $0.001. There are no shares issued and outstanding as of June 30, 2016.

Common Stock

As of June 30, 2016 and December 31, 2015, the Company has 50,000,000 shares of common stock authorized with a par value of $0.001.

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

As of June 30, 2016, the Company had accumulated deficit of $3,718,339. Therefore, the Company did not appropriate any fund for the statutory surplus reserve for the six month period ended June 30, 2016.

TONGJI HEALTHCARE GROUP, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2016
(UNAUDITED)

Stock Option

Stock-based compensation amounted to $0 and $0 for the six month periods ended June 30, 2016 and 2015, respectively.

The following table summarizes stock option activity in the Company's stock-based compensation plans for the six month period ended June 30, 2016.

Number of Shares		Weighted Average Exercise Price	Aggregate Intrinsic Value (in thousands)
Outstanding at January 1, 2016	100,000	$0.24	$-
Granted	-	-	-
Exercised	-	-	-
Cancelled/expired	-	-	-
Exercisable at June 30, 2016	100,000	$0.24	$-
Expected to vest at June 30, 2016	100,000	$0.24	$-
Outstanding at June 30, 2016	100,000	$0.24	$-

There were no options granted, exercised or cancelled/expired during the six month period ended June 30, 2016.

NOTE 10- RELATED PARTY TRANSACTIONS AND COMMITMENTS

Due from/to Related Parties

The Company has entered into agreements with Nanning Tongji Chain Pharmacy Co. Ltd., Guangxi Tongji Medicine Co. Ltd., and Nanning Switch Factory whereby the Company from time to time will advance funds to assist them with their operations. The three companies have common major stockholders. The advanced amounts accrue interest at a rate of 1.5% per annum. The amount receivable as of June 30, 2016 and December 31, 2015 was $41,623 and $43,524, respectively.

The Company has entered into an agreement with the Chairman and a stockholder of the Company, Nanning Tongji Chain Pharmacy Co. Ltd., Guangxi Tongji Medicine Co. Ltd., and Nanning Tongji Electric Coating Factory, whereby the Company from time to time will be advanced funds to for its operations. The advanced amounts accrue interest at a rate of 1.5% per annum. As of June 30, 2016 and December 31, 2015, approximately $15,400,000 and $15,600,000 were payable to these related parties, respectively. Interest expense for the three month periods ended June 30, 2016 and 2015 was $58,847 and $61,928 respectively.   Interest expense for the six month periods ended June 30, 2016 and 2015 were $126,332 and $122,873, respectively.

Rental Commitments

On March 1, 2015, the Company renewed the lease agreement for their hospital with Guangxi Tongji Medicine Co. Ltd that expired in December 2014. Monthly lease payment under the new lease is approximately $4,800. The lease will expire on February 28, 2018. The Company is also in the process of building a new 600-bed hospital in Nanning, China. It expects the new hospital to be completed by 2017. The hospital is being constructed by Guangxi Construction Engineering Corporation Langdong 8th Group and, when completed, the land on which the hospital is located will be leased by the Company for a twenty-year term. The annual lease payments will gradually increase each year. Based on the exchange rate at June 30, 2016, minimum future lease payments are as follows:

	Related Party	Non-Related Party	Total
1-5 years	$90,281	$2,028,820	$2,119,101
6-10 years	-	2,874,579	2,874,579
11-15 years	-	3,250,751	3,250,751
16-20 years	-	2,053,898	2,053,898
Total	$90,281	$10,208,048	$10,298,329

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

We had two major customers for the six month periods ended June 30, 2016 and 2015: Nanning Social Insurance Center accounted for 26% and 36% of revenue for the six month periods ended June 30, 2016 and 2015, respectively. China UMS accounted for 6% and 21% of revenue for the six month periods ended June 30, 2016 and 2015, respectively. As of June 30, 2016, accounts receivable due from Nanning Social Insurance Center and China UMS were approximately $306,000 and $525, respectively.

The Company purchases the majority of its medicine supplies from Guangxi Kyushu Pharmaceutical Group Co., Ltd. Medicine purchased from them accounted for 78% and 2% of all medicine purchases for six month periods ended June 30, 2016 and 2015. The rest are from around 16 different suppliers, one of which is a related party with one common major stockholder which accounted for 1% of total medicine purchased for the six-month period ended June 30, 2016.

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

Results of Operation - Three Months Ended June 30, 2016 and 2015

Material changes of items in our Statement of Operations for the three months ended June 30, 2016, as compared to the three months ended June 30, 2015, are discussed below.

Operating Revenues - Operating revenue for the three-month period ended June 30, 2016, which resulted primarily from in-patient services and out-patient services, was $559,260, a decrease of $ 89,032 or 14%, as compared with the operating revenue of $648,292 for the same period of 2015. Our in-patient service revenue was $333,397 for the three-month period ended June 30, 2016, as compared to $240,372 for the same period in 2015, an increase of $ 93,025 or 39%. The increase in the in-patient service revenue was primarily due to the replacement of the person in charged of our orthopedic inpatient department. Our out-patient service revenue was $225,863 for the three month period ended June 30, 2016, a decrease of $182,057 or 45% as compared to 407,920 for the same period in 2015. The decrease in the out-patient service revenue was primarily due to the elimination of our prepaid health department and resignation of our emergency department physician.

Operating Expenses - Operating expenses were $583,930 for the three month-period ended June 30, 2016, a decrease of 16% as compared to $698,831 for the same period of 2015, which was in line with the decrease in our out-patient service revenues.

Loss from Operations - Operating loss was $24,670 for the three-month period ended June 30, 2016, a decrease of $25,869 or 51% as compared to an operating loss of $50,539 for the same period in 2015. The primary reason for the decreased operating loss is the substantial decrease in our operating expenses.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations. - continued

Interest Expense - Interest expense for the three-month period ended June 30, 2016 was $9,573 as compared to $49,657 for the three-month period ended June 30, 2015, a decrease of $40,084 or 80%. The decrease was primarily due to the decrease in related party borrowings to fund the new hospital construction.

Net Loss - As a result of the forgoing, the Company had a net loss of $27,472 during the quarter ended June 30, 2016, compared to a net loss of $87,882 for the comparative period in 2015, a decrease of $60,410 or 69%.

Results of Operation - Six Months Ended June 30, 2016 and 2015

Material changes of items in our Statement of Operations for the six months ended June 30, 2016, as compared to the six months ended June 30, 2015, are discussed below.

Operating Revenues - Operating revenue for the six-month period ended June 30, 2015, which resulted primarily from in-patient service and out-patient service, was $1,060,926, a decrease of $138,148 or 12%, as compared with the operating revenue of $1,199,074 for the same period of 2015. Our in-patient service revenue was $591,299 for the six-month period ended June 30, 2016, as compared to $463,390 for the same period in 2015, an increase of $127,909 or 28%. The increase in the in-patient service revenue was primarily due to the replacement of the person in charged of our orthopedic inpatient department.  Our out-patient service revenue was $469,627 for the six-month period ended June 30, 2016, a decrease of $266,057 or 36% as compared to $735,684 for the same period in 2015. The decrease in the out-patient service revenue was primarily due to the elimination of our prepaid health department and the resignation of an emergency department physician.

Operating Expenses - Operating expenses were $1,137,537 for the six-month period ended June 30, 2016, a decrease of 16% as compared to $1,279,315 for the same period in 2015. The decrease was primarily due to the decrease in administrative and other operating expenses and medicine and supplies expenses.

Loss from Operations - Operating loss was $76,611 for the six-month period ended June 30, 2016, a decrease of $3,630 or 5% as compared to an operating loss of $80,241 for the same period in 2015. The primary reason for the decrease in operating loss is the decrease in our operating expenses.

Interest Expense - Interest expense for the six-month period ended June 30, 2016 was $90,388 as compared to $97,670 for the six-month period ended June, 2015, a slight decrease of $7,282 or 7%.

Net Loss - As a result of the forgoing, the Company had a net loss of $152,777 during the six month period ended June 30, 2016, compared to a net loss of $158,078 for the comparative period in 2015, a slight decrease of $5,301 or 3%.

Trends, Events and Uncertainties

The China Ministry of Health, as well as other related agencies, has proposed changes to the price limit we can charge for medical services, drugs and medications. We cannot predict the impact of these proposed changes since the changes are not fully defined and we do not know whether those proposed changes will be implemented or when they may take effect.

We are constructing a new hospital building on leased land. The hospital building is being constructed by Guangxi Construction Engineering Corporation Langdong 8th Group (“Langdong 8th Group”). Costs capitalized primarily consists of payments for construction costs, acquisition cost, land rights cost, development expenditure, professional fees, and capitalized interest As of June 30, 2016, the Company had paid approximately $15,011,055 for the construction of the hospital. . In addition to what we had paid for the hospital building construction, we estimate the additional costs to complete the project to be $30,000,000. The Company expects to seek to obtain additional funding through the completion of additional equity, debt, or joint venture transactions. The land lease term will start upon completion of the new hospital construction. The new hospital is expected to be completed by the end of 2017 subject to availability of funds.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations. - continued

The following shows our material sources and uses of cash during the six month periods ended June 30, 2016 and 2015:

	2016	2015
Cash provided by (used in) operating activities	$(23,215)	$(45,672)

Cash (used in) investing activities	$(104,148)	$(96,731))

Cash provided by financing activities	$154,316	$181,411

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

Net cash used in operating activities was $23,215 for the six months ended June 30, 2016, a decrease of $22,457 or 49%, as compared with the net cash used in operating activities of $45,672 for the same period in 2015. The decrease in net cash used in operating activities was primarily due to an increase of $47,517 in accounts payable and accrued expenses, and an increase of $29,993 in accounts receivable.

Investing Activities

Net cash used in investing activities was $104,148 for the six months ended June 30, 2016, a increase of $7,417 or 8%, as compared with the net cash used in investing activities of $96,731 for the same period in 2015. The increase in net cash used in investing activities was primarily due to the addition of fixed assets $15,302.

Financing Activities

Net cash provided by financing activities primarily consists of proceeds from related party loans.

Net cash provided by financing activities was $154,316 for the six months ended June 30, a decrease of $27,095 or 15%, as compared with the net cash provided by financing activities of $181,411 for the same period in 2015. The decrease was primarily attributable to decrease in funds advanced by related parties for the construction of the new hospital building.

Working Capital

Our working capital was negative $17,507,040 as of June 30, 2016, as compared with negative $17,782,721 as of December 31, 2015, a decrease of $275,681, which is primarily attributable to the increase in related party loan of approximately $244,000 and decrease in other payables of $19,000.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations. - continued

Rental Commitments

On March 1, 2016, the Company renewed the lease agreement for their hospital with Guangxi Tongji Medicine Co. Ltd that expired in December 2015. Monthly lease payment under the new lease is approximately $4,800. The lease will expire on February 28, 2019. The Company is also in the process of building a new 600-bed hospital in Nanning, China. It expects the new hospital to be completed by 2017. The hospital is being constructed by Guangxi Construction Engineering Corporation Langdong 8th Group and, when completed, the land on which the hospital is located will be leased by the Company for a twenty-year term. The annual lease payments will gradually increase each year. Based on the exchange rate at June 30, 2016, minimum future lease payments are as follows:

	Related Party	Non-Related Party	Total
1-5 years	$103,823	$2,573,642	$2,677,465
6-10 years	-	2,949,814	2,949,814
11-15 years	-	3,315,327	3,315,327
16-20 years	-	1,369,265	1,369,265
Total	$103,823	$10,208,048	$10,311,871

Going Concern

The accompanying consolidated financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern. However, the Company has negative working capital of $17,507,040, an accumulated deficit of $3,718,339, and a stockholders’ deficit of $2,950,826 as of June 30, 2016. The Company’s ability to continue as a going concern ultimately is dependent on the management’s ability to obtain equity or debt financing, attain further operating efficiencies, and achieve profitable operations. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might be necessary should the Company not be able to continue as a going concern.

Management has taken certain restructuring steps to provide the necessary capital to continue its operations.      These steps included: 1) plan to convert existing related party loans into equity, 2) plan to complete construction of the new hospital and begin generating revenue by 2017, 3) plan to increase sales revenue with additional medical equipment, 4) plan to obtain more funding from related party entity that is controlled by the CEO to complete the construction of the new hospital. No assurances can be given that the steps taken will provide necessary capital for the Company to continue its operations.

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

As of June 30, 2016, our management, under the supervision of and with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as required by Rules 13a-15(b) and 15d-15(b) under the Exchange Act. Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of June 30, 2016 as a result of the material weaknesses identified in our internal control over financial reporting, which are discussed below. Our management considers our internal control over financial reporting to be an integral part of our disclosure controls and procedures.

Specifically, our management identified certain matters involving internal control and our operations that it considered to be material weaknesses. As defined in the Exchange Act, a material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the registrant's annual or interim financial statements will not be prevented or detected on a timely basis. The material weaknesses identified by our management as of June 30, 2016, are described below:

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

Item 4. Controls and Procedures. - continued

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

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

In September 2009, Guangxi Nanning Tingyouyuxiang Commercial Co., Ltd. (“Tingyouyuxiang”) filed a civil suit against Nanning Tongji Hospital, Inc. (“NTH”), a subsidiary of the Company in the People’s Court. In the complaint, Tingyouyuxiang asserted a breach of contract claim against NTH, alleging that NTH had failed to make timely and total payment of RMB 5,050,000 (approximately $800,000)  under certain Supplement Agreement by and among NTH, Tingyouyuxiang and the Eighth Group of Langdong Village Committee, Nanhu Community Office, Qingxiu District, Nanning City (the “Village Committee”). One December 30, 2009, the People’s Court ruled that NTH shall pay to Tingyouyuxiang damages of RMB 5,050,000 (approximately $800,000) plus interest and the court hearing fee approximately $320,000. On March 9, 2013, NTH appealed to the Intermediate Court, alleging, among other things, that NTH was never served. On June 6, 2013, the Intermediate Court remanded the case to the People’s Court.   On April 16, 2014, the Intermediate Court dismissed Tingyouyuxiang’s appeal and affirmed the decision of the People’s Court. Upon settlement of the lawsuit, the Company had accrued approximately $1,381,000 in settlement payable as of June 30, 2016.

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

TONGJI HEALTHCARE GROUP, INC.

Date: August 15, 2016	By:	/s/ Yunhui Yu
Yunhui Yu President and Chief Executive Officer (Principal Executive Officer)

Date: August 15, 2016	By:	/s/ Eric Zhang
Eric Zhang Chief Financial Officer (Principal Financial Officer)