Form 10-Q
period 2016-09-30
Tongji Healthcare Group, Inc.
filed 2016-12-01
CIK 1389518

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☐	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2016

☒	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT
For the transition period from ______________ to _____________

Commission file number:   333-140645

TONGJI HEALTHCARE GROUP, INC.

(Exact name of registrant as specified in its charter)

Nevada	99-0364697
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

No. 5 Beiji Road Nanning, Guangxi, People’s Republic of China	530011
(Address of principal executive offices)	(Zip Code)

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

Large accelerated filer	☒	Accelerated filer	☒

Non-accelerated filer	☒	Smaller reporting company	☐

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

Indicate the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:

As of November 29, 2016, there were 15,812,191 shares of $0.001 par value common stock issued and outstanding.

FORM 10-Q

TONGJI HEALTHCARE GROUP, INC.

INDEX

		Page

PART I.	Financial Information	4

	Item 1. Financial Statements (Unaudited).	4

	Condensed Consolidated Balance Sheets as of September 30, 2016 (Unaudited) and December 31, 2015.	5

	Condensed Consolidated Statements of Operations and Comprehensive Income (loss) for the Three and Nine Months Ended September 30, 2016 and 2015 (Unaudited).	6

	Condensed Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2016 and 2015 (Unaudited).	7

	Notes to Condensed Consolidated Financial Statements as of September 30, 2016 (Unaudited).	8

	Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.	21

	Item 3. Quantitative and Qualitative Disclosures About Market Risk.	26

	Item 4. Controls and Procedures.	26

PART II.	Other Information	29

	Item 1. Legal Proceedings.	29

	Item 1A. Risk Factors.	29

	Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.	29

	Item 3. Defaults Upon Senior Securities.	29

	Item 4. Mine Safety Disclosures.	29

	Item 5. Other Information.	29

	Item 6. Exhibits.	30

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

The unaudited condensed consolidated financial statements of registrant as of September 30, 2016 and December 31, 2015 and for the three and nine months ended September 30, 2016 and 2015 follow. The condensed consolidated financial statements reflect all adjustments which are, in the opinion of management, necessary for a fair presentation of the results for the interim periods presented. All such adjustments are of a normal and recurring nature.

TONGJI HEALTHCARE GROUP, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2016	December 31, 2015
	(Unaudited)
ASSETS

Current Assets
Cash	$43,507	$10,300
Accounts receivable, net	192,720	296,951
Due from related parties	192,995	198,676
Medical supplies	85,029	101,907
Prepaid expenses and other current assets	13,626	9,157

Total Current Assets	527,877	616,991

Equipment, net	692,802	743,626

Construction in progress	15,003,983	15,310,962

Deposits	178,535	179,839

Intangible assets, net	37,964	46,260

TOTAL ASSETS	$16,441,161	$16,897,678

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities
Accounts payable and accrued expenses	$917,367	$958,387
Due to related parties	15,475,336	15,645,347
Other payable	548,414	618,586
Settlement payable	1,399,990	1,371,233
Short-term loan	599,835	617,494
Current portion of capital lease payable	543,887	559,898

Total Current Liabilities	19,484,829	19,770,945

Total Liabilities	19,484,829	19,770,945

STOCKHOLDERS' DEFICIT
Preferred stock; $0.001 par value, 20,000,000 shares authorized and none issued and outstanding	-	-
Common stock; $0.001 par value, 50,000,000 shares authorized and 15,812,191 shares issued and outstanding as of September 30, 2016 and December 31, 2015 respectively	15,812	15,812
Additional paid in capital	440,368	440,368
Accumulated deficit	(3,821,579)	(3,565,562)
Accumulated other comprehensive income	321,731	236,115

Total Stockholders' Deficit	(3,043,668)	(2,873,267)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$16,441,161	$16,897,678

The accompanying notes are an integral part of these consolidated financial statements.

TONGJI HEALTHCARE GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(UNAUDITED)

	For the Three Months Ended September 30		For the Nine Months Ended September 30
	2016	2015	2016	2015

OPERATING REVENUE
In-patient service revenue	$244,572	$297,438	$835,871	$760,828
Out-patient service revenue	184,844	268,936	654,471	1,004,620
Total operating revenue	429,416	566,374	1,490,342	1,765,448

COST OF REVENUE
Medicine and supplies	188,983	272,277	689,396	827,816
Salary and fringes	142,944	158,926	463,918	481,389
Total cost of revenue	331,927	431,203	1,153,314	1,309,205

GROSS PROFIT	97,489	135,171	337,028	456,243

OPERATING EXPENSES
Administrative expenses	45,868	73,167	146,404	239,880
Depreciation and amortization expenses	15,962	21,613	52,231	66,229
Other operating expenses	97,373	68,178	241,055	222,332
Salary and fringes	15,883	17,658	51,546	53,488
Total operating expenses	175,086	180,616	491,236	581,929

LOSS FROM OPERATIONS	(77,597)	(45,445)	(154,208)	(125,686)

OTHER INCOME (EXPENSE)
Other income	6,206	15,306	20,428	35,139
Interest expense, net	(31,849)	(71,381)	(122,237)	(169,051)
Total Other Expense	(25,643)	(56,075)	(101,809)	(133,912)

LOSS BEFORE INCOME TAXES	(103,240)	(101,520)	(256,017)	(259,598)

Provision for income taxes	-	-	-	-

NET LOSS	(103,240)	(101,520)	(256,017)	(259,598)

OTHER COMPREHENSIVE INCOME
Foreign currency translation gain	10,398	63,796	85,616	61,524

NET COMPREHENSIVE LOSS	$(92,842)	$(37,724)	$(170,401)	$(198,074)

Net loss per common stock-Basic and Diluted	$(0.030)	$(0.006)	$(0.011)	$(0.016)

Weighted average common stock outstanding
Basic and Diluted	15,812,191	15,812,191	15,812,191	15,812,191

The accompanying notes are an integral part of these consolidated financial statements.

TONJI HEALTHCARE GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTH PERIOD ENDED SEPTEMBER 30,
(UNAUDITED)

	2016	2015
Operating activities:
Net loss	$(256,017)	$(259,598)
Adjustments to reconcile net loss to
Net cash used in operating activities:
Depreciation and amortization expense	52,231	66,229
Increase/(decrease) in operating assets and liabilities:
Accounts receivable	97,049	60,673
Medical supplies	14,155	50,206
Prepaid expense and other current assets	(4,798)	2,567
Deposit	(3,890)	27
Accounts payable and accrued expenses	(13,800)	81,397
Other payables	(53,201)	(77,055)
Contingent liability	68,899	72,282

Net Cash Used in Operating Activities	(99,372)	(3,272)

Investing activities:
Acquisitions of fixed assets	(15,201)	-
Construction in progress	(132,662)	(154,878)
Due from related parties	-	6,823

Net Cash Used in Investing Activities	(147,863)	(148,055)

Financing activities:
Due to related parties	281,196	227,940

Net Cash Provided by Financing Activities	281,196	227,940

Effects of foreign currency translation	(754)	(1,524)

Net increase in Cash	33,207	75,089

Cash-Beginning of Period	10,300	9,606

Cash-Ending of Period	$43,507	$84,695

Cash Paid During the Year for:
Income taxes	$-	$-
Interest paid	$6,876	$28,957

The accompanying notes are an integral part of these consolidated financial statements.

TONGJI HEALTHCARE GROUP, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2016
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
September 30, 2016
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

CASH AND CASH EQUIVALENTS

For purposes of the statements of cash flows, the Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents. A substantial amount of the Company’s cash is held in bank accounts in the PRC and is not protected by Federal Deposit Insurance Corporation (FDIC) insurance or any other similar insurance. Cash held in China amounted to $43,507 as of September 30, 2016. Given the current economic environment and the financial condition of the banking industry, there is a risk that the deposits may not be readily available or covered by such insurance. The Company has had no loss of cash in domestic or foreign banks in past years.

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
September 30, 2016
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

The exchange rates used to translate amounts in RMB into USD for the purposes of preparing the financial statements were as follows:

September 30, 2016
Balance sheet	RMB 6.67 to US $1.00
Statement of income and other comprehensive income	RMB 6.58 to US $1.00

December 31, 2015
Balance sheet	RMB 6.48 to US $1.00
Statement of income and other comprehensive income	RMB 6.28 to US $1.00

September 30, 2015
Statement of income and other comprehensive income	RMB 6.25 to US $1.00

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
September 30, 2016
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

The Company has estimated a bad debt allowance of approximately $29,000 and $30,000 as of September 30, 2016 and December 31, 2015.

FAIR VALUE OF FINANCIAL INSTRUMENTS

The Company applies the provisions of FASB ASC Topic 825, which requires all entities to disclose the fair value of financial instruments, both assets and liabilities recognized and not recognized on the balance sheet, for which it is practicable to estimate fair value, and defines fair value of a financial instrument as the amount at which the instrument could be exchanged in a current transaction between willing parties. As of September 30, 2016 and December 31, 2015 the fair value of cash and cash equivalents, accounts receivable, accounts payable and accrued expenses, notes payable and other payables approximated the carrying value due to the short maturity of the instruments, quoted market prices or interest rates which fluctuate with market rates except for related party debt or receivables for which it is not practicable to estimate fair value.

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
September 30, 2016
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
September 30, 2016
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

The Company tests long-lived assets for recoverability at least annually or more frequently upon the occurrence of an event or when circumstances indicate that the net carrying amount is greater than its fair value. Assets are grouped and evaluated at the lowest level for their identifiable cash flows that are largely independent of the cash flows of other groups of assets. The Companyconsiders historical performance and future estimated results in its evaluation of potential impairment and then compares the carrying amount of the asset to the future estimated cash flows expected to result from the use of the asset. If the carrying amount of the asset exceeds estimated expected undiscounted future cash flows, the Company measures the amount of impairment by comparing the carrying amount of the asset to its fair value. The estimation of fair value is generally measured by discounting expected future cash flows at the rate the Company utilizes to evaluate potential investments. The Company estimates fair value based on the information available in making whatever estimates, judgments and projections are considered necessary. There were no impairment losses for the nine months ended September 30, 2016.

TONGJI HEALTHCARE GROUP, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2016
(UNAUDITED)

NOTE 2- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - continued

BASIC AND DILUTED EARNINGS PER SHARE

Earnings per share (EPS) is calculated in accordance with the FASB ASC Topic 260, “Earnings Per Share.” Basic net income (loss) per share is based upon the weighted average number of common shares outstanding. Diluted net income (loss) per share is based on the assumption that all dilutive convertible shares and stock options were converted or exercised. Dilution is computed by applying the treasury stock method. Under this method, options and warrants are assumed to be exercised at the beginning of the period (or at the time of issuance, if later), and as if funds obtained thereby were used to purchase common stock at the average market price during the period. Potentially dilutive securities to purchase 100,000 shares of common stock were not included in the calculation of the diluted earnings per share as their effect would be anti-dilutive for the nine months ended September 30, 2016. During the nine month period ended September 30, 2016, the average market price of the common stock was less than the exercise price of the stock options and the Company was in net loss position. Accordingly, the stock options were anti-dilutive and have not been included in the calculation of diluted earnings per share.

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
September 30, 2016
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

Stock-based compensation costs that have been included in operating expenses amounted to $0 and $0, for the nine month periods ended September 30, 2016 and 2015, respectively.

COMPREHENSIVE INCOME

The Company reports comprehensive income in accordance with FASB ASC Topic 220 “Comprehensive Income," which established standards for reporting and displaying comprehensive income and its components in a financial statement that is displayed with the same prominence as other financial statements.

Total comprehensive income is defined as all changes in stockholders' equity during a period, other than those resulting from investments by and distributions to stockholders (i.e., issuance of equity securities and dividends). Generally, for the Company, total comprehensive income (loss) equals net income (loss) plus or minus adjustments for currency translation. Total comprehensive income (loss) represents the activity for a period net of related tax and was a loss of $92,842 and $37,724 for the three month periods ended September 30, 2016 and 2015, respectively. Total comprehensive income (loss) represents the activity for a period net of related tax and was a loss of $170,401 and 198,074 for the nine month periods ended September 30, 2016 and 2015, respectively.

While total comprehensive income is the activity in a period and is largely driven by net earnings in that period, accumulated other comprehensive income or loss (“AOCI”) represents the cumulative balance of other comprehensive income as of the balance sheet date. For the Company, AOCI is primarily the cumulative balance related to the currency adjustments and increased overall equity by $321,731 and $236,115 as of September 30, 2016 and December 31, 2015, respectively.

TONGJI HEALTHCARE GROUP, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2016
(UNAUDITED)

NOTE 2- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - continued

RECENT ACCOUNTING PRONOUNCEMENTS

Recent accounting pronouncements issued by the FASB, the AICPA and the SEC  did not, or are not believed by management to, have a material effect on the Company’s present or future consolidated financial statements.

GOING CONCERN

The accompanying consolidated financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern. However, the Company has negative working capital of $18,956,952, an accumulated deficit of $3,821,579, and a stockholders’ deficit of $3,043,668 as of September 30, 2016. The Company’s ability to continue as a going concern ultimately is dependent on the management’s ability to obtain equity or debt financing, attain further operating efficiencies, and achieve profitable operations. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might be necessary should the Company not be able to continue as a going concern.

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

NOTE 3- EQUIPMENT

 Equipment as of September 30, 2016 and December 31, 2015 comprised the following:

	Estimated Useful Lives (Years)	September 30, 2016	December 31, 2015
Office equipment	5-10	$80,781	$83,098
Medical equipment	5	1,291,074	1,313,818
Capital lease equipment		1,687,706	1,737,392
Fixtures	10	106,250	109,297
Vehicles	5	41,755	42,952
Total equipment		3,207,566	3,286,557

Less accumulated depreciation		(1,434,830)	(1,431,205)
Less impairment of the equipment		(1,079,934)	(1,111,726)

Property and equipment, net		$692,802	$743,626

Depreciation expense charged to operations was $15,962 and $21,613 for the three months periods ended September 30, 2016 and 2015. Depreciation expense charged to operations was $52,231 and $66,229 for the nine months periods ended September 30, 2016 and 2015

TONGJI HEALTHCARE GROUP, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2016
(UNAUDITED)

NOTE 4- CONSTRUCTION IN PROGRESS

The Company is constructing a new hospital building on leased land. The hospital building is being constructed by Guangxi Construction Engineering Corporation Langdong 8th Group (“Langdong 8th Group”). Costs capitalized primarily consists of payments for construction costs, acquisition cost, land rights cost, development expenditure, professional fees, and capitalized interest. The Company is required to make payments for construction costs of approximately $7,870,000 and any excess construction cost payments incurred during the construction phase. As of September 30, 2016, the Company had paid approximately $15,003,983 for the construction of the hospital. In addition to what it had paid for the hospital construction, we estimate the additional costs to complete the project to be $29,000,000. The land lease term will start upon completion of the new hospital construction. The new hospital is expected to be completed by 2017. The construction in progress was funded by the related parties (also see Note 10).

The Company will amortize the cost of the hospital building over the life of the land lease of twenty years. Capitalized interest was approximately $698,028 as of September 30, 2016.

NOTE 5- LAWSUIT SETTLEMENT PAYABLE

In September 2009, Guangxi Nanning Tingyouyuxiang Commercial Co., Ltd. (“Tingyouyuxiang”) filed a civil suit against NTH in the People’s Court. In the complaint, Tingyouyuxiang asserted a breach of contract claim against NTH, alleging that NTH had failed to make timely and total payment of RMB 5,050,000 (approximately $800,000)  under certain Supplement Agreement by and among NTH, Tingyouyuxiang and the Eighth Group of Langdong Village Committee, Nanhu Community Office, Qingxiu District, Nanning City (the “Village Committee”). On December 30, 2009, the People’s Court ruled that NTH shall pay to Tingyouyuxiang damages of RMB 5,050,000 (approximately $800,000) plus interest and the court hearing fee approximately $320,000. On March 9, 2013, NTH appealed to the Intermediate Court, alleging, among other things, that NTH was never served. On September 6, 2013, the Intermediate Court remanded the case to the People’s Court.  On April 16, 2014, the Intermediate Court dismissed Tingyouyuxiang’s appeal and affirmed the decision of the People’s Court. Upon settlement of the lawsuit, the Company had accrued approximately $1,399,990 in settlement payable as of September 30, 2016.

NOTE 6- MAJOR SUPPLIERS AND CUSTOMERS

The Company purchases the majority of its medicine supplies from Liuzhou Guangxi Medicine Co., Ltd. Medicine purchased from them accounted for 45% and 0% of all medicine purchases for nine month periods ended September 30, 2016 and 2015. The rest are from around 12 different suppliers, which include Sinopharm Medicine Holding Nanning Co., Ltd.,accounted for 21%, Shanghai Shirui Medical Equipment Co., Ltd, accounted for 13%, Shenzhen Songzhi Health Technology Co. Ltd., accounted for 8%, Quanlikang Medical Equipment Guangxi Nanning Co., Ltd., accounted for 6%, Nanning Aoya Technology Co., Ltd., accounted for 5%, Jiangsu Lianxin Medical Equipment Co., Ltd., accounted for 2%, and the rest 6 vendors accounted for a total of 1% for the nine month periods ended September 30, 2016.

The Company had two major customers for the nine month periods ended September 30, 2016 and 2015. Nanning Social Insurance Center accounted for 14% and 19% of revenue for the nine month periods ended September 30, 2016 and 2015, respectively. Guangxi Province Social Insurance Center accounted for 3% and 2% of revenue for the nine month periods ended September 30, 2016 and 2015, respectively. As of September 30, 2016, accounts receivable due from Nanning Social Insurance Center and Guangxi Province Social Insurance Center were approximately $193,076 and $27,354, respectively.

TONGJI HEALTHCARE GROUP, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2016
(UNAUDITED)

NOTE 7- CAPITAL LEASE OBLIGATIONS

Sale and Lease Back

On March 25, 2011, the Company completed a financing arrangement with an independent third party to sell and leaseback certain machinery and equipment. The net carrying value of the machinery and equipment sold was $262,683. The machinery and equipment was sold for $371,517, of which $334,365 was received in cash and $37,152 was held as refundable deposit. The transaction has been accounted for as a financing arrangement, wherein the property remains on the Company’s books and will continue to be depreciated. A financing obligation in the amount of $371,517, representing the proceeds, has been recorded under “Capital Lease Payable” in the Company’s Balance Sheet, and is being reduced based on payments under the lease. The lease was completed in 2016.  The lease does not contain an option to renew. There is also no contingent rent or concessions, or any leasehold improvement incentives.

In October 2011, the Company entered into an agreement to lease certain machinery and equipment that are classified as capital leases. The cost of equipment under capital leases of approximately $1,430,000 is included in the Balance Sheet as property, plant, and equipment at December 31, 2015. Those equipment are to be placed in service upon usage approval from the Chinese government and hiring qualified personnel. As of September 30, 2016, the Company still has not received the approval. Accumulated impairment loss of the leased equipment at September 30, 2016 was approximately $1,079,934. Capital Lease Payable was approximately $543,887 as of September 30, 2016. The lease was completed in 2016.

NOTE 8- OTHER PAYABLE

Other payable as of September 30, 2016 and December 31, 2015 consists of the following:

	September 30, 2016	December 31, 2015
Advance from customers	$3,460	$0
Capital lease deposits paid by third party	341,073	351,114
Other payables	203,881	267,472
Total	$548,414	$618,586

NOTE 9- STOCKHOLDERS' EQUITY

Preferred Stock

As of September 30, 2016 and December 31, 2015, the Company has 20,000,000 shares of preferred stock authorized with a par value of $0.001. There are no shares issued and outstanding as of September 30, 2016.

Common Stock

As of September 30, 2016 and December 31, 2015, the Company has 50,000,000 shares of common stock authorized with a par value of $0.001.

TONGJI HEALTHCARE GROUP, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2016
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

As of September 30, 2016, the Company had accumulated deficit of $3,821,579. Therefore, the Company did not appropriate any fund for the statutory surplus reserve for the nine month period ended September 30, 2016. There was no share issued during the nine months ended September 30, 2016. There were 15,812,191 shares issued and outstanding as of September 30, 2016.

Stock Option

Stock-based compensation amounted to $0 and $0 for the nine month periods ended September 30, 2016 and 2015, respectively.

The following table summarizes stock option activity in the Company's stock-based compensation plans for the nine month period ended September 30, 2016.

	Number of Shares	Weighted Average Exercise Price	Aggregate Intrinsic Value (in thousands)
Outstanding at January 1, 2016	100,000	$0.24	$-
Granted	-	-	-
Exercised	-	-	-
Cancelled/expired	-	-	-
Exercisable at September 30, 2016	100,000	$0.24	$-
Vested at September 30, 2016	100,000	$0.24	$-
Outstanding at September 30, 2016	100,000	$0.24	$-

There were no options granted, exercised or cancelled/expired during the nine month period ended September 30, 2016.

TONGJI HEALTHCARE GROUP, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2016
(UNAUDITED)

NOTE 10- RELATED PARTY TRANSACTIONS AND COMMITMENTS

Due from/to Related Parties

The Company has entered into agreements with Nanning Tongji Chain Pharmacy Co. Ltd., Guangxi Tongji Medicine Co. Ltd., and Nanning Switch Factory whereby the Company from time to time will advance funds to assist them with their operations. The three companies have common major stockholders. The advanced amounts accrue interest at a rate of 1.5% per annum. The amount receivable as of September 30, 2016 and December 31, 2015 was $41,482 and $43,524, respectively. Interest income for the three month periods ended September 30, 2016 and 2015 was approximately $158 and $332, respectively. Interest income for the nine month periods ended September 30, 2016 and 2015 were approximately $473 and $498, respectively. As of September 30, 2016 and December 31, 2015, total due from all related parties amounted to $192,720 and $198,676, respectively.

The Company has entered into an agreement with the Chairman and a stockholder of the Company, Nanning Tongji Chain Pharmacy Co. Ltd., Guangxi Tongji Medicine Co. Ltd., and Nanning Tongji Electric Coating Factory, whereby the Company from time to time will be advanced funds to for its operations. The advanced amounts accrue interest at a rate of 1.5% per annum. As of September 30, 2016 and December 31, 2015, $12,121,849 and $12,412,841 were payable to these related parties, respectively. Interest expense for the three month periods ended September 30, 2016 and 2015 was $52,828 and $123,481 respectively.   Interest expense for the nine month periods ended September 30, 2016 and 2015 were $179,160 and $184,426, respectively. As of September 30, 2016 and December 31, 2015, total due to all related parties amounted to $15,475,336 and $15,645,347, respectively.

Rental Commitments

On March 1, 2015, the Company renewed the lease agreement for their hospital with Guangxi Tongji Medicine Co. Ltd that expired in December 2014. Monthly lease payment under the new lease is approximately $4,800. The lease will expire on February 28, 2018. The Company is also in the process of building a new 600-bed hospital in Nanning, China. It expects the new hospital to be completed by 2017. The hospital is being constructed by Guangxi Construction Engineering Corporation Langdong 8th Group and, when completed, the land on which the hospital is located will be leased by the Company for a twenty-year term. The annual lease payments will gradually increase each year. Based on the exchange rate at September 30, 2016, minimum future lease payments are as follows:

	Related Party	Non-Related Party	Total
1-5 years	$76,479	$2,021,944	$2,098,423
6-10 years	-	2,864,837	2,864,837
11-15 years	-	3,239,734	3,239,734
16-20 years	-	2,046,937	2,046,937
Total	$76,479	$10,173,452	$10,249,931

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

We had two major customers for the nine month periods ended September 30, 2016 and 2015: Nanning Social Insurance Center accounted for 14% and 19% of revenue for the nine month periods ended September 30, 2016 and 2015, respectively. Guangxi Province Social Insurance Center accounted for 3% and 2% of revenue for the nine month periods ended September 30, 2016 and 2015, respectively. As of September 30, 2016, accounts receivable due from Nanning Social Insurance Center and Guangxi Province Social Insruance Center were approximately $193,076 and $27,354, respectively.

The Company purchases the majority of its medicine supplies from Liuzhou Guangxi Medicine Co., Ltd. Medicine purchased from them accounted for 45% and 0% of all medicine purchases for nine month periods ended September 30, 2016 and 2015. The rest are from around 12 different suppliers, which include Sinopharm Medicine Holding Nanning Co., Ltd.,accounted for 21%, Shanghai Shirui Medical Equipment Co., Ltd, accounted for 13%, Shenzhen Songzhi Health Technology Co. Ltd., accounted for 8%, Quanlikang Medical Equipment Guangxi Nanning Co., Ltd., accounted for 6%, Nanning Aoya Technology Co., Ltd., accounted for 5%, Jiangsu Lianxin Medical Equipment Co., Ltd., accounted for 2%, and the rest 6 vendors accounted for a total of 1% for the nine month periods ended September 30, 2016.

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

Results of Operation - Three Months Ended September 30, 2016 and 2015

Material changes of items in our Statement of Operations for the three months ended September 30, 2016, as compared to the three months ended September 30, 2015, are discussed below.

Operating Revenues - Operating revenue for the three month period ended September 30, 2016, which resulted primarily from in-patient services and out-patient services, was $429,416, a decrease of $ 136,958 or 24%, as compared with the operating revenue of $566,374 for the same period of 2015. Our in-patient service revenue was $244,572 for the three month period ended September 30, 2016, as compared to $297,438 for the same period in 2015, a decrease of $ 52,866 or 18%. Our out-patient service revenue was $184,844 for the three month period ended September 30, 2016, a decrease of $84,092 or 31% as compared to 268,936 for the same period in 2015. The decrease in in-patient service revenue was primarily due to price drop across the board of in-patient services by Medicare agencies of the Nanning municipal government since August 2016. The decrease of out-patient service was primarily due to the closure of personnel medical care department and resignation of doctors from our out-patient department, resulting in fewer patients being treated.

Cost of Revenue - Cost of revenue were $331,927 for the three month period ended September 30, 2016, a decrease of 23% as compared to $431,203 for the same period of 2015. The decrease was primarily due to aforementioned decrease in service revenue.

Operating Expenses - Operating expenses were $175,086 for the three month period ended September 30, 2016, a decrease of 3% as compared to $180,616 for the same period of 2015, primarily due to the closure of personnel care department and fewer doctors that resulted in significant decrease in payroll expenses.

Loss from Operations - Operating loss was $77,597 for the three month period ended September 30, 2016, an increase of $32,152 or 71% as compared to an operating loss of $45,445 for the same period of 2015. The primary reason for the increased operating loss is primarily due to a significant decrease in revenue.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations. - continued

Interest Expense - Interest expense for the three month period ended September 30, 2016 was $31,849 as compared to $71,381 for the three month period ended September 30, 2015, a decrease of $39,532 or 55%. The decrease was primarily due to a decrease in related party borrowings to fund the new hospital construction.

Net Loss - As a result of the forgoing, the Company had a net loss of $103,240 during the quarter ended September 30, 2016, compared to a net loss of $101,520 for the comparative period in 2015, an increase of $1,720 or 2%.

Results of Operation - Nine Months Ended September 30, 2016 and 2015

Material changes of items in our Statement of Operations for the nine months ended September 30, 2016, as compared to the nine months ended September 30, 2015, are discussed below.

Operating Revenues - Operating revenue for the nine month period ended September 30, 2015, which resulted primarily from in-patient service and out-patient service, was $1,490,342, a decrease of $275,106 or 16%, as compared with the operating revenue of $1,765,448 for the same period of 2015. Our in-patient service revenue was $835,871 for the nine month period ended September 30, 2016, as compared to $760,828 for the same period in 2015, an increase of $75,043 or 10%. The increase in the in-patient service revenue was primarily due to extended service hours offered in some of in-patient department.  Our out-patient service revenue was $654,471 for the nine month period ended September 30, 2016, a decrease of $350,149 or 35% as compared to $1,004,620 for the same period in 2015. The decrease in the out-patient service revenue was primarily due to closure of the personnel medical care department and resignation of doctors from out-patient department resulted in fewer clients being treated.

Cost of Revenue – Cost of revenue were $1,153,314 for the nine month period ended September 30, 2016, a decrease of 12% as compared to $1,309,205 for the same period of 2015. The decrease was primarily due to aforementioned decrease in service revenue.

Operating Expenses - Operating expenses were $491,236 for the nine month period ended September 30, 2016, a decrease of 16% as compared to $581,929 for the same period of 2015. The decrease was primarily due to the decrease of approximately $90,000 in administrative expenses..

Loss from Operations - Operating loss was $154,208 for the nine month period ended September 30, 2016, a decrease of $28,522 or 23% as compared to an operating loss of $125,686 for the same period of 2015. The primary reason for the decrease is the aforementioned changes.

Interest Expense - Interest expense for the nine month period ended September 30, 2016 was $122,237 as compared to $169,051 for the nine month period ended September, 2015, a decrease of $46,814 or 28%.

Net Loss - As a result of the forgoing, the Company had a net loss of $256,017 during the nine month period ended September 30, 2016, compared to a net loss of $259,598 for the comparative period in 2015, a slight decrease of $3,581 or 1%.

Trends, Events and Uncertainties

The China Ministry of Health, as well as other related agencies, has proposed changes to the price limit we can charge for medical services, drugs and medications. We cannot predict the impact of these proposed changes since the changes are not fully defined and we do not know whether those proposed changes will be implemented or when they may take effect.

We are constructing a new hospital building on leased land. The hospital building is being constructed by Guangxi Construction Engineering Corporation Langdong 8th Group (“Langdong 8th Group”). Costs capitalized primarily consists of payments for construction costs, acquisition cost, land rights cost, development expenditure, professional fees, and capitalized interest As of September 30, 2016, the Company had paid approximately $15,003,983 for the construction of the hospital. In addition to what we had paid for the hospital building construction, we estimate the additional costs to complete the project to be $29,000,000. The Company expects to seek to obtain additional funding through the completion of additional equity, debt, or joint venture transactions. The land lease term will start upon completion of the new hospital construction. The new hospital is expected to be completed by the end of 2017 subject to availability of funds.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations. - continued

The following shows our material sources and uses of cash during the nine month periods ended September 30, 2016 and 2015:

	2016	2015
Cash provided by (used in) operating activities	$(99,372)	$(3,272)

Cash (used in) investing activities	$(147,863)	$(148,055))

Cash provided by financing activities	$281,196	$227,940

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

Net cash used in operating activities was $99,372 for the nine months ended September 30, 2016, an increase of $96,100 or 2937%, as compared with the net cash used in operating activities of $3,272 for the same period in 2015. The increase in net cash used in operating activities was primarily due to a decrease of $95,197 in accounts payable that company paid their vendors.

Investing Activities

Net cash used in investing activities was $147,863 for the nine months ended September 30, 2016, a decrease of $192, as compared with the net cash used in investing activities of $148,055 for the same period in 2015. The decrease in net cash used in investing activities was primarily due to the decrease in construction in progress and due from related parties.

Financing Activities

Net cash provided by financing activities primarily consists of proceeds from related party loans.

Net cash provided by financing activities was $281,196 for the nine months ended September 30, an increase of $53,256 or 23%, as compared with the net cash provided by financing activities of $227,940 for the same period in 2015. The increase was primarily attributable to increase in funds advanced from related party.

Working Capital

Our working capital was negative $18,956,952 as of September 30, 2016, as compared with negative $19,153,954 as of December 31, 2015, a decrease of $197,002, which is primarily attributable to the decrease in related party loan of approximately $170,011 and decrease in other payables of $70,172.

Rental Commitments

On March 1, 2016, the Company renewed the lease agreement for their hospital with Guangxi Tongji Medicine Co. Ltd that expired in December 2015. Monthly lease payment under the new lease is approximately $4,800. The lease will expire on February 28, 2019. The Company is also in the process of building a new 600-bed hospital in Nanning, China. It expects the new hospital to be completed by 2017. The hospital is being constructed by Guangxi Construction Engineering Corporation Langdong 8th Group and, when completed, the land on which the hospital is located will be leased by the Company for a twenty-year term. The annual lease payments will gradually increase each year. Based on the exchange rate at September 30, 2016, minimum future lease payments are as follows:

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations. - continued

	Related Party	Non-Related Party	Total
1-5 years	$76,479	$2,021,944	$2,098,423
6-10 years	-	2,864,837	2,864,837
11-15 years	-	3,239,734	3,239,734
16-20 years	-	2,046,937	2,046,937
Total	$76,479	$10,173,452	$10,249,931

Going Concern

The accompanying consolidated financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern. However, the Company has negative working capital of $18,956,952, an accumulated deficit of $3,821,579, and a stockholders’ deficit of $3,043,668 as of September 30, 2016. The Company’s ability to continue as a going concern ultimately is dependent on the management’s ability to obtain equity or debt financing, attain further operating efficiencies, and achieve profitable operations. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might be necessary should the Company not be able to continue as a going concern.

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

Item 4. Controls and Procedures. - continued

As of September 30, 2016, our management, under the supervision of and with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as required by Rules 13a-15(b) and 15d-15(b) under the Exchange Act. Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of September 30, 2016 as a result of the material weaknesses identified in our internal control over financial reporting, which are discussed below. Our management considers our internal control over financial reporting to be an integral part of our disclosure controls and procedures.

Specifically, our management identified certain matters involving internal control and our operations that it considered to be material weaknesses. As defined in the Exchange Act, a material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the registrant's annual or interim financial statements will not be prevented or detected on a timely basis. The material weaknesses identified by our management as of September 30, 2016, are described below:

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

Item 4. Controls and Procedures. - continued

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

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

In September 2009, Guangxi Nanning Tingyouyuxiang Commercial Co., Ltd. (“Tingyouyuxiang”) filed a civil suit against Nanning Tongji Hospital, Inc. (“NTH”), a subsidiary of the Company in the People’s Court. In the complaint, Tingyouyuxiang asserted a breach of contract claim against NTH, alleging that NTH had failed to make timely and total payment of RMB 5,050,000 (approximately $800,000)  under certain Supplement Agreement by and among NTH, Tingyouyuxiang and the Eighth Group of Langdong Village Committee, Nanhu Community Office, Qingxiu District, Nanning City (the “Village Committee”). One December 30, 2009, the People’s Court ruled that NTH shall pay to Tingyouyuxiang damages of RMB 5,050,000 (approximately $800,000) plus interest and the court hearing fee approximately $320,000. On March 9, 2013, NTH appealed to the Intermediate Court, alleging, among other things, that NTH was never served. On September 6, 2013, the Intermediate Court remanded the case to the People’s Court.   On April 16, 2014, the Intermediate Court dismissed Tingyouyuxiang’s appeal and affirmed the decision of the People’s Court. Upon settlement of the lawsuit, the Company had accrued approximately $1,399,990 in settlement payable as of September 30, 2016.

Item 1A. Risk Factors.

Not Applicable.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

Copies of the following documents are included as exhibits to this report pursuant to Item 601 of Regulation S-K.

Exhibit No.	Title of Document
31.1	Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
31.2	Certification of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
32.1	Certification of the Principal Executive Officer pursuant to U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 **
32.2	Certification of the Principal Financial Officer pursuant to U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 **
101.INS	XBRL Instance Document**
101.SCH	XBRL Taxonomy Extension Schema Document**
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document**
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document**
101.LAB	XBRL Taxonomy Extension Label Linkbase Document**
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document**

* Filed herewith.
** Furnished herewith.

SIGNATURES

Pursuant to the requirements of the securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TONGJI HEALTHCARE GROUP, INC.

Date: November 29, 2016	By:	/s/ Yunhui Yu
Yunhui Yu President and Chief Executive Officer (Principal Executive Officer)

Date: November 29, 2016	By:	/s/ Eric Zhang
Eric Zhang Chief Financial Officer (Principal Financial Officer)