Form 10-K
period 2016-12-31
Tongji Healthcare Group, Inc.
filed 2017-04-18
CIK 1389518

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

(Mark One)

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2016

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

The aggregate market value of the voting and non-voting common stock of the issuer held by non-affiliates as of  June 30, 2016 was approximately $398,179.81 (5,688,283 shares of common stock held by non-affiliates)  based upon a closing price of the common stock of $0.07, the price at which the common equity was last sold on June 8, 2016.

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

As of April 17, 2017, there are 15,812,191 shares of common stock, par value $0.001 issued and outstanding.

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

Tongji Hospital is certified as a provider of Medicare services by the Nanning municipal government and the Guangxi provincial government. Our Medicare agreements with the Nanning municipal government and the Guangxi provincial government require that we adhere to prescribed standards for patient care and treatment. Maintaining the qualifications for acceptance of Medicare patients is very important as revenue from Medicare patients accounted for 59% of total hospital income in 2016. The Medicare accreditation is valid for only one year and must be renewed on an annual basis.

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

As is common in China, we generate revenues from providing both medical treatment and the sale of drugs and medications. Approximately 1.5% of the drugs and medications we use in the hospital and sell to our patients in 2016 are purchased from Guangxi Tongji Medicine Co., Ltd., a related company controlled by our Chief Executive Officer, Yunhui Yu, at prevailing market prices pursuant to a supply contract. The rest are from around 22 different suppliers, three of which collectively accounted for more than 85% of our total purchases in 2016.

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

In March 2016, Nanning Tongji Hospital, Inc. sold its construction in progress hospital building to Guangxi Yida Friendship Hospital Management, Inc. for RMB 86,000,000 (approximately $13,000,000). The hospital building is being constructed by Guangxi Construction Engineering Corporation Langdong 8th Group (“Langdong 8th Group”). Costs capitalized primarily consists of payments for construction costs, acquisition cost, land rights cost, development expenditure, professional fees, and capitalized interest. As of the date of disposal, we had accrued approximately $15,000,000 for the construction of the hospital. As a result of the sale, we increased the other receivables to approximately $13,000,000. Concurrently, the remaining balance results in an extraordinary loss in the approximate amount of $2,000,000 in 2016. As of December 31, 2016, we received payment of approximately $5,400,000. We incurred value-added tax (VAT) and other taxes liability of RMB 4,530,000 (approximately $682,227) related to this transaction. The amount is included in other payables.

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

Customers

The Company had three major customers for the years ended December 31, 2016 and 2015: Nanning Social Insurance Center, Guangxi Province Social Insurance Center, and China UMS. Nanning Social Insurance Center accounted for 49% and 36% of revenue for the years ended December 31, 2016 and 2015, respectively. Guangxi Province Social Insurance Center accounted for 10% and 5% of revenue for the years ended December 31, 2016 and 2015, respectively. China UMS accounted for 12% and 15% of revenue for the years ended December 31, 2016 and 2015, respectively.

Suppliers

The Company purchases the majority of its medicine supplies from three suppliers which collectively accounted for more than 85% of our total purchases in 2016. The rest are from around 22 different suppliers. One of the suppliers, Guangxi Tongji Medicine Co. Ltd., is a related company that our Chief Executive Officer controls and accounted for 1.5% of our total purchases in 2016.

Competition

We compete with eleven government-owned hospitals and three privately owned hospitals in the city of Nanning. We believe that we will be able to effectively compete with them because we:

·           Provide advanced medical facilities and a comfortable environment for our patients
·           Maintain the highest level of professional healthcare
·           Offer competitive prices for medical treatment and drugs and medications.

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

In the future we plan to further strengthen our marketing efforts and improve our brand awareness through advertising in newspapers, magazines and on television. We will continue to focus on community medical service by maintaining good relationships with our communities, and providing quality medical service to the neighborhood residents. We will set up our marketing department and team to focus on specific market and patients. We understand that the key to success is to provide quality services. Marketing expenses for the year ended December 31, 2016 are approximately $2,000. Budgeted marketing expenses for the year ended December 31, 2017 are approximately $9,000 in an effort to improve our brand awareness.

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

●	We must establish and follow protocols to prevent medical malpractice. The protocols require us to:
	-	insure that patients are adequately informed before they consent to medical operations or procedures;
	-	maintain complete medical records which are available for review by the patient, physicians and the courts;
	-	voluntarily report any event of malpractice to a local government agency;
	-	support the medical services we provide in any administrative investigation or litigation.

If we fail to comply with applicable laws and regulations, we could suffer penalties, including the loss of our license to operate.

Before we can acquire a hospital or a company in the healthcare field in the PRC, we will be required to submit an application to the PRC Ministry of Commerce. As part of the application we must submit a number of documents, including:

●	Our financial statements and the financial statements of the company we propose to acquire,
●	A copy of the business license of the company we propose to acquire,
●	Evidence that the shareholders of the company we propose to acquire have approved the transaction, and
●	An appraisal, conducted by an independent party, of the value of the company we propose to acquire.

Our agreements with the Nanning Municipal and the Guangxi Provincial Medicare Funds require us to:

●	Resolve any patient complaints on a timely basis;
●	Follow the Basic Medical Treatment Insurance procedures of the City of Nanning and the Province of Guangxi;
●	Report any accident to the Medicare Funds within 72 hours;
●	Determine if patients are eligible for coverage by the Medicare Funds;
●	Control costs by refraining from unnecessary treatments or procedures; and
●	Discharge in-patients when their medical condition allows so as not to prolong their stay in the hospital.

Our agreements are renewed annually if approved by the Medicare Funds.

Taxes

In accordance with the relevant tax laws and regulations of PRC, the corporation income tax rate is 25% of net income. The Company incurred no income taxes for the years ended December 31, 2016, 2015 and 2014 due to net losses incurred in each of those three years.

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

Employees

As of April 14, 2017, we have 95 employees, consisting of 14 licensed physicians and medical professionals, 32 nurses, 7 pharmacists, and 42 employees in administration and finance. None of our employees are represented by a labor union or similar collective bargaining organization. We believe that our relations with our employees are good.

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

In March 2016, Nanning Tongji Hospital, Inc. sold its construction in progress hospital building to Guangxi Yida Friendship Hospital Management, Inc. for RMB 86,000,000 (approximately $13,000,000). The hospital building is being constructed by Guangxi Construction Engineering Corporation Langdong 8th Group (“Langdong 8th Group”). Costs capitalized primarily consists of payments for construction costs, acquisition cost, land rights cost, development expenditure, professional fees, and capitalized interest. As of the date of disposal, we had accrued approximately $15,000,000 for the construction of the hospital. As a result of the sale, we increased other receivables to approximately $13,000,000. Concurrently, the remaining balance results in an extraordinary loss of approximately $2,000,000 in 2016. As of December 31, 2016, we have received payment of approximately $5,400,000. We incurred value-added tax (VAT) and other taxes liability of RMB 4,530,000 (approximately $682,227) related to this transaction. The amount is included in other payables.

Item 3.            Legal Proceedings

In September 2009, Guangxi Nanning Tingyouyuxiang Commercial Co., Ltd. (“Tingyouyuxiang”) filed a civil suit against NTH in the People’s Court. In the complaint, Tingyouyuxiang asserted a breach of contract claim against NTH, alleging that NTH had failed to make timely and total payment of RMB 5,050,000 (approximately $800,000)  under certain Supplement Agreement by and among NTH, Tingyouyuxiang and the Eighth Group of  Langdong Village Committee, Nanhu Community Office, Qingxiu District, Nanning City (the “Village Committee”). On December 30, 2009, the People’s Court ruled that NTH shall pay to Tingyouyuxiang damages of RMB 5,050,000 (approximately $800,000) plus interest and the court hearing fee of approximately $320,000. On March 9, 2013, NTH appealed to the Intermediate Court, alleging, among other things, that NTH was never served. On June 6, 2013, the Intermediate Court remanded the case to the People’s Court.   On April 16, 2014, the Intermediate Court dismissed Tingyouyuxiang’s appeal and affirmed the decision of the People’s Court. Upon settlement of the lawsuit, the Company had accrued approximately $1,370,000 in settlement payable as of December 31, 2016.

Item 4.            Mine Safety Disclosures.

Not applicable.

PART II

Item 5.            Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

Our common stock trades on the OTCQB under the symbol "TONJ". There have been very little trades in our shares of common stock in 2016 and 2015 and no trades in 2014. The table below presents the high and low bid for our common stock for each quarter from January 1, 2016 through December 31, 2016 and from January 1, 2015 through December 31, 2015. These prices reflect inter-dealer prices, without retail markup, markdown, or commission, and may not represent actual transactions.

Year ended December 31, 2016	High	Low
1st Quarter	$0.10	$0.10
2nd Quarter	-	-
3rd Quarter	$0.07	$0.06
4th Quarter	$0.10	$0.06

Year ended December 31, 2015	High	Low
1st Quarter	$0.24	$0.15
2nd Quarter	$0.55	$0.15
3rd Quarter	$0.15	$0.15
4th Quarter	$0.15	$0.10

Holders of Securities

As of April 17, 2017, we had 300 record shareholders and 15,812,191 outstanding shares of common stock. All of our outstanding shares are eligible for sale pursuant to Rule 144.

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

During the year ended December 31, 2016, we did not purchase any shares of our common stock from third parties in a private transaction or as a result of any purchases in the open market. None of our officers or directors, or any of our principal shareholders purchased any shares of our common stock, on our behalf, from third parties in a private transaction or as a result of purchases in the open market during the year ended December 31, 2016.

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

Recent Sales of Unregistered Securities

We did not issue any unregistered securities during the fiscal year 2016.

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

Comparison of Years Ended December 31, 2016 and 2015

	(Dollars)
	Years Ended December 31,
	2016		2015
Operating Revenue	$1,934,032	100.0%	$2,375,576	100.0%
Operating Expenses	2,486,062	128.5%	2,834,538	119.3.7%
Loss from operations	(552,030)	(28.5)%	(458,782)	(19.3)%
Other expenses	421,459	21.8%	129,775	5.5%
Net Loss	$(973,489)	(50.3)%	$(588,557)	(24.8)%

Operating Revenue

Operating revenue for the year ended December 31, 2016, which resulted primarily from in-patient services and out-patient services, was $1,934,032, a decrease of $441,544 or 19%, as compared with the operating revenue of $2,375,576 for the year ended December 31, 2015. Our in-patient service revenue was $1,110,228 for the year ended December 31, 2016, as compared to $1,098,044 for the year ended December 31, 2015 , a slight increase of $12,184 or 1%.

Our out-patient service revenue was $823,804 for the year ended December 31, 2016, a decrease of $453,728 or 36% as compared to $1,277,532 for the year ended December 31, 2015. The decrease of out-patient service was primarily due to the closure of our personnel medical care department and resignation of doctors from our out-patient department, resulting in fewer patients being treated.

Operating Expenses

Operating expenses were $2,486,062 for the year ended December 31, 2016, a decrease of $348,296 or 12% as compared to $2,834,358 for year 2015. The decrease is primarily due to the decrease of approximately $154,000 in impairment loss, the decrease of approximately $177,000 in medicine and supplies, and the decrease of approximately $100,000 in salary and fringes offset by the increase of approximately $100,000 in depreciation and amortization expense.

Loss from Operations

Operating loss was $552,030 for the year ended December 31, 2016, an increase of $93,248 or 20% as compared with operating loss of $458,782 for the year ended December 31, 2015. The increase is primarily due to the decrease in out-patient revenue.

Interest Expense

Interest expense in 2016 was $454,843 an increase of $283,049 or 17% as compared to $171,794 in the year 2015. The increase was primarily due to discontinued interest capitalization due to sale of construction in progress.

Income Taxes

The Company is subject to PRC income tax rate of 25%. The Company had a net operating loss for the years 2016 and 2015. Therefore we established no provision for income taxes for both years.

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

Item 7.            Management’s Discussion and Analysis of Financial Condition and Results of Operations - continued

Net Loss

As a result of the foregoing, we had a net loss of $973,489 for the year ended December 31, 2016, an increase of $384,932 or 65% compared with a net loss of $588,557 for the year ended December 31, 2015.
Liquidity and Capital Resources

The following shows our material sources and uses of cash during the periods presented:

	Years Ended December 31,
	2016	2015
Net cash provided by (used in) operations	$(384,356)	$(41,904)
Net cash used in investing activities	$(4,676,432)	$(842,047)
Net cash provided by financing activities	$(5,021,064)	$885,085

Overview

We had net working capital deficit of $6,745,663 on December 31, 2016, which is a decrease of $12,408,291 over a net working capital deficit of $19,153,954 on December 31, 2015.

As we discussed above, we incurred a loss from operations of $522,030 for the year ended December 31, 2016, compared to a loss from operations of $458,782 for the year ended December 31, 2015. We incurred a net loss of $973,489 for the year ended December 31, 2016, compared to a net loss of $558,557 for the year ended December 31, 2015.

Cash and Going Concern

Our cash was $10,300 at the beginning of the year ended December 31, 2016 and increased to $47,597 by the end of the year, an increase of $37,297 or 362%. We have a negative working capital of $6,745,663, an accumulated deficit of $7,206,416, and a stockholders’ deficit of $6,162,728 as of December 31, 2016. The Company’s ability to continue as a going concern ultimately is dependent on the management’s ability to obtain equity or debt financing, attain further operating efficiencies, and achieve profitable operations. Management has taken certain restructuring steps to provide the necessary capital to continue its operations. These steps included: 1) plan to convert existed related parties’ loans into equity, 2) to complete construction of the new hospital and begin generating revenue by the end of 2017, 3) plan to increase sales revenue with additional medical equipment, 4) the company intend to get more funds from a related party controlled by our CEO to complete the construction of the new hospital. No assurances can be given that the steps taken will provide necessary capital for the Company to continue its operations. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might be necessary should the Company not be able to continue as a going concern.

Net Cash Provided by Operating Activities

Net cash provided in operating activities was $384,356 for the year ended December 31, 2016, an increase of $426,260 as compared to cash used by operations of $41,904 for the year of 2015. Factors that contributed to the increase in cash provided by operating activities are primarily due to an increase of approximately $728,000 and $133,000 in changes in other payables and accounts receivable, respectively. The $3,053,000 increase in operating loss was largely offset by the loss from disposal of construction in progress of approximately $2,667,000.

Net Cash Used in Investing Activities

Net cash provided in investing activities was $4,676,432 for the year ended December 31, 2016, an increase of $5,518,479 from $842,047 used for the year of 2015. The increase was primarily attributable to the sale of the construction in progress hospital building.

Item 7.            Management’s Discussion and Analysis of Financial Condition and Results of Operations - continued

Net Cash Provided by Financing Activities

Net cash used by financing activities was $5,021,064 for the year ended December 31, 2016, a decrease of $5,906,149 as compared to $885,085 provided in 2015. The difference was primarily attributable to the payment to the related parties after the sale of the construction of the new hospital building.

Trends, Events and Uncertainties

The China Ministry of Health, as well as other related agencies, has proposed changes to the prices we can charge for medical services, drugs and medications. We cannot predict the impact of these proposed changes since the changes are not fully defined and we do not know whether those proposed changes will ever be implemented or when they may take effect.

In March 2016, Nanning Tongji Hospital, Inc. sold its construction in progress hospital building to Guangxi Yida Friendship Hospital Management, Inc. for RMB 86,000,000 (approximately $13,000,000). The hospital building is being constructed by Guangxi Construction Engineering Corporation Langdong 8th Group (“Langdong 8th Group”). Costs capitalized primarily consists of payments for construction costs, acquisition cost, land rights cost, development expenditure, professional fees, and capitalized interest. As of the date of disposal, we had accrued approximately $15,000,000 for the construction of the hospital. As a result of the sale, we increased other receivables by approximately $13,000,000. Concurrently, the remaining balance results in an extraordinary loss of approximately $2,000,000 in 2016. As of December 31, 2016, we have received payment of approximately $5,400,000. We incurred value-added tax (VAT) and other taxes liability of RMB 4,530,000 (approximately $682,227) related to this transaction. The amount is included in other payable.

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

The Company tests long-lived assets, including property, plant and equipment and intangible assets subject to periodic amortization, for recoverability, at least annually, or more frequently upon the occurrence of an event or when circumstances indicate that the net carrying amount is greater than its fair value. Assets are grouped and evaluated at the lowest level for their identifiable cash flows that are largely independent of the cash flows of other groups of assets. The Company considers historical performance and future estimated results in its evaluation of potential impairment and then compares the carrying amount of the asset to the future estimated cash flows expected to result from the use of the asset. If the carrying amount of the asset exceeds estimated expected undiscounted future cash flows, the Company measures the amount of impairment by comparing the carrying amount of the asset to its fair value. The estimation of fair value is generally measured by discounting expected future cash flows as the rate the Company utilizes to evaluate potential investments. The Company estimates fair value based on the information available in making whatever estimates, judgments and projections are considered necessary. No impairment loss recorded in 2016.

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

The Company granted an option to purchase 100,000 shares of common stock to the Company’s CFO on March 31, 2011. Due to the net loss incurred in 2016 and 2015, the stock option has an antidilutive effect, therefore the option was not considered in the weighted average number of common shares outstanding calculation.

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

We have audited the accompanying consolidated balance sheets of Tongji Healthcare Group, Inc. and Subsidiaries (the “Company”) as of December 31, 2016 and 2015, and the related consolidated statements of operations and comprehensive loss, statement of changes in stockholders’ deficit, and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Tongji Healthcare Group, Inc. and Subsidiaries as of December 31, 2016 and 2015 and the results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

/s/ Anton & Chia, LLP

Newport Beach, California

April 17, 2017

TONGJI HEALTHCARE GROUP, INC.
CONSOLIDATED BALANCE SHEETS

	December 31, 2016	December 31, 2015

ASSETS

Current Assets
Cash	$47,597	$10,300
Accounts receivable, net	239,377	296,951
Due from related parties	185,365	198,676
Other current receivable	7,243,028	-
Medical supplies	52,357	101,907
Prepaid expenses and other current assets	13,087	9,157

Total Current Assets	7,780,811	616,991

Equipment, net	386,158	743,626

Construction in progress	-	15,310,962

Deposit	171,476	179,839

Intangible assets, net	25,301	46,260

TOTAL ASSETS	$8,363,746	$16,897,678

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities
Accounts payable and accrued expenses	$997,040	$958,387
Due to related parties	10,371,235	15,645,347
Other payable	1,269,176	618,586
Settlement payable	1,366,639	1,371,233
Short-term loan	-	617,494
Current portion of capital lease payable	522,384	559,898

Total Current Liabilities	14,526,474	19,770,945

Total Liabilities	14,526,474	19,770,945

STOCKHOLDERS' DEFICIT
Preferred stock; $0.001 par value, 20,000,000 shares authorized and none issued and outstanding	-	-
Common stock; $0.001 par value, 50,000,000 shares authorized and 15,812,191 shares issued and outstanding as of December 31, 2016 and 2015 respectively	15,812	15,812
Additional paid in capital	440,368	440,368
Accumulated deficit	(7,206,416)	(3,565,562)
Accumulated other comprehensive income	587,508	236,115

Total Stockholders' Deficit	(6,162,728)	(2,873,267)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$8,363,746	$16,897,678

The accompanying notes are an integral part of these consolidated financial statements.

TONGJI HEALTHCARE GROUP, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
FOR THE YEARS ENDED DECEMBER 31, 2016 and 2015

	2016	2015

OPERATING REVENUE
In-patient service revenue	$1,110,228	$1,098,044
Out-patient service revenue	823,804	1,277,532
Total operating revenue	1,934,032	2,375,576

OPERATING EXPENSES
Administrative expenses	235,152	255,664
Depreciation and amortization expenses	356,090	257,152
Impairment loss	-	154,296
Medicine and supplies	917,617	1,094,258
Other operating expenses	299,382	294,969
Salary and fringes	677,821	778,019
Total operating expenses	2,486,062	2,834,358

LOSS FROM OPERATIONS	(552,030)	(458,782)

OTHER INCOME (EXPENSE)
Other income	33,384	42,019
Interest expense, net	(454,843)	(171,794)
Total Other Expense	(421,459)	(129,775)

LOSS BEFORE INCOME TAXES AND EXTRAORDINARY ITEMS	(973,489)	(588,557)

EXTRAORDINARY ITEMS
Net gain (loss) on sale of assets	(2,667,365)	-

LOSS BEFORE INCOME TAXES	(3,640,854)

Provision for income taxes	-	-

NET LOSS	(3,640,854)	(588,557)

OTHER COMPREHENSIVE INCOME(LOSS)
Foreign currency translation gain (loss)	351,393	119,105

NET COMPREHENSIVE INCOME (LOSS)	$(3,289,461)	$(469,452)

Net loss per common stock-Basic and Diluted	$(0.208)	$(0.030)

Weighted average common stock outstanding
Basic and Diluted	15,812,191	15,812,191

The accompanying notes are an integral part of these consolidated financial statements.

TONGJI HEALTHCARE GROUP, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT
FOR THE YEARS ENDED DECEMBER 31, 2016 AND 2015

					Retained	Accumulated
			Additional		Earnings/	Other	Total
	Common Stock		Paid In	Statutory	Accumulated	Comprehensive	Stockholders'
	Shares	Amount	Capital	Reserve	Deficit	Income/(Loss)	Deficit

Balance as of December 31, 2014	15,812,191	$15,812	$440,368	$-	$(2,977,005)	$117,010	$(2,403,815)
Foreign exchange translation loss	-	-	-		-	$119,105	$119,105
							-
Net loss	-	-	-		$(588,557)	-	$(588,557)

Balance as of December 31, 2015	15,812,191	$15,812	$440,368		$(3,565,562)	$236,115	$(2,873,267)
Foreign exchange translation gain	-	-	-	-	-	351,393	351,393

Net loss	-	-	-	-	(3,640,854)	-	(3,640,854)

Balance as of December 31, 2016	15,812,191	$15,812	$440,368	$0	$(7,206,416)	$587,508	$(6,162,728)

The accompanying notes are an integral part of these consolidated financial statements.

TONJI HEALTHCARE GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2016 AND 2015

	2016	2015
Operating activities:
Net loss	$(3,640,854)	$(588,557)
Adjustments to reconcile net loss to
Net cash provided by (used in) operating activities:
Depreciation expense	356,089	257,152
Provision for losses on accounts receivable	339	-
Loss from disposal of construction in progress	2,667,365	-
Impairment loss	-	154,296
Increase/(decrease) in operating assets and liabilities:
Accounts receivable	39,058	(94,043)
Medical supplies	44,672	14,199
Prepaid expense and other current assets	(4,753)	(1,389)
Deposit	-	(3,960)
Accounts payable and accrued expenses	107,561	129,037
Other payables	723,614	(4,829)
Contingent liability	91,265	96,190

Net Cash Used in Operating Activities	(384,356)	(41,904)

Investing activities:
Acquisitions of fixed assets	(15,734)	-
Net proceeds from disposal of construction in progress	4,692,166	(753,827)
Due from related parties	-	(88,220)

Net Cash Provided by Investing Activities	4,676,432	(842,047)

Financing activities:
Payments of capital lease	-	(93,150)
Repayment of short term loan	(602,408)	636,665
Advance from (repayment to) related parties	(4,418,656)	341,570

Net Cash Used in Financing Activities	(5,021,064)	885,085

Effects of foreign currency translation	(2,427)	(440)

Net increase in Cash	37,297	694

Cash-Beginning of Period	10,300	9,606

Cash-Ending of Period	$47,597	$10,300

Cash Paid During the Year for:
Income taxes	$-	$-
Interest paid	$6,813	$46,233

The accompanying notes are an integral part of these consolidated financial statements.

TONGJI HEALTHCARE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2016 AND 2015

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

CASH AND CASH EQUIVALENTS

For purposes of the statements of cash flows, the Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents. All of the Company’s cash is held in bank accounts in the PRC and is not protected by Federal Deposit Insurance Corporation (FDIC) insurance or any other similar insurance. Cash held in China amounted to $47,597 as of December 31, 2016. Given the current economic environment and the financial condition of the banking industry, there is a risk that the deposits may not be readily available or covered by such insurance. The Company has had no loss of cash in domestic or foreign banks in past years. As of December 31, 2016 and 2015, we have no cash equivalents.

TONGJI HEALTHCARE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2016 AND 2015

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

The exchange rates used to translate amounts in RMB into USD for the purposes of preparing the financial statements were as follows:

December 31, 2016
Balance sheet	RMB 6.94 to US $1.00
Statement of income and other comprehensive income	RMB 6.64 to US $1.00

December 31, 2015
Balance sheet	RMB 6.48 to US $1.00
Statement of income and other comprehensive income	RMB 6.28 to US $1.00

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

Patient revenues are recorded based on pre-established rates set by the local government. The Company bills for services provided to Medicare patients through a medical card (the US equivalent of an insurance card). There have not been significant differences between the amounts billed to the government Medicare funds and the amounts collected. Any other revenue recognition criteria, as described above, have been met from the Medicare funds.

TONGJI HEALTHCARE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2016 AND 2015

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

The Company has estimated a bad debt allowance of approximately $28,000 and $30,000 as of December 31, 2016 and 2015, respectively.

FAIR VALUE OF FINANCIAL INSTRUMENTS

The Company applies the provisions of FASB ASC Topic 825, which requires all entities to disclose the fair value of financial instruments, both assets and liabilities recognized and not recognized on the balance sheet, for which it is practicable to estimate fair value, and defines fair value of a financial instrument as the amount at which the instrument could be exchanged in a current transaction between willing parties. As of December 31, 2016 and 2015 the fair value of cash and cash equivalents, accounts receivable, accounts payable and accrued expenses, related party receivable and payable, capital lease payable, and other payables approximated carrying value due to the short maturity of the instruments, quoted market prices or interest rates which fluctuate with market rates.

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
DECEMBER 31, 2016 AND 2015

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

TONGJI HEALTHCARE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2016 AND 2015

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - continued

ADVERTISING COSTS

The Company expenses the costs associated with advertising as incurred. Advertising expenses for the twelve month periods ended December 31, 2016 and 2015 of approximately $2,000 and $5,000 are included in selling expenses in the consolidated statements of operations. Advertising costs include marketing brochures and a public advertising campaign.

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

The Company tests long-lived assets for recoverability at least annually or more frequently upon the occurrence of an event or when circumstances indicate that the net carrying amount is greater than its fair value. Assets are grouped and evaluated at the lowest level for their identifiable cash flows that are largely independent of the cash flows of other groups of assets. The Company considers historical performance and future estimated results in its evaluation of potential impairment and then compares the carrying amount of the asset to the future estimated cash flows expected to result from the use of the asset. If the carrying amount of the asset exceeds estimated expected undiscounted future cash flows, the Company measures the amount of impairment by comparing the carrying amount of the asset to its fair value. The estimation of fair value is generally measured by discounting expected future cash flows at the rate the Company utilizes to evaluate potential investments. The Company estimates fair value based on the information available in making whatever estimates, judgments and projections are considered necessary.  No impairment loss recorded in 2016.

BASIC AND DILUTED EARNINGS PER SHARE

Earnings per share (EPS) is calculated in accordance with the FASB ASC Topic 260, “Earnings Per Share.” Basic net income (loss) per share is based upon the weighted average number of common shares outstanding. Diluted net income (loss) per share is based on the assumption that all dilutive convertible shares and stock options were converted or exercised. Dilution is computed by applying the treasury stock method. Under this method, options and warrants are assumed to be exercised at the beginning of the period (or at the time of issuance, if later), and as if funds obtained thereby were used to purchase common stock at the average market price during the period. Potentially dilutive securities to purchase 100,000 shares of common stock were not included in the calculation of the diluted earnings per share as their effect would be anti-dilutive for the year ended December 31, 2016. During the year ended December 31, 2016, the average market price of the common stock during the year was less than the exercise price of the stock options and the Company was in net loss position. Accordingly, the stock options were anti-dilutive and have not been included in the calculation of diluted earnings per share.

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
DECEMBER 31, 2016 AND 2015

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
DECEMBER 31, 2016 AND 2015

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

Total comprehensive income is defined as all changes in stockholders' equity during a period, other than those resulting from investments by and distributions to stockholders (i.e., issuance of equity securities and dividends). Generally, for the Company, total comprehensive loss equals net loss plus or minus adjustments for currency translation. Total comprehensive loss represents the activity for a period net of related tax and was a loss of $3,289,461 and $469,452 for the years ended December 31, 2016 and 2015, respectively.

While total comprehensive income is the activity in a period and is largely driven by net earnings in that period, accumulated other comprehensive income or loss (“AOCI”) represents the cumulative balance of other comprehensive income as of the balance sheet date. For the Company, AOCI is primarily the cumulative balance related to the currency adjustments and increased overall equity by $587,508 and $236,115 as of December 31, 2016 and 2015, respectively.

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

The accompanying consolidated financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern. However, the Company has negative working capital of $6,745,663, an accumulated deficit of $7,206,416, and shareholders’ deficit of $6,162,728 as of December 31, 2016. The Company’s ability to continue as a going concern ultimately is dependent on the management’s ability to obtain equity or debt financing, attain further operating efficiencies, and achieve profitable operations.. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might be necessary should the Company not be able to continue as a going concern.

TONGJI HEALTHCARE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2016 AND 2015

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - continued

Management has taken certain restructuring steps to provide the necessary capital to continue its operations. These steps included: 1) disposal of the construction-in-progress new hospital. 2) plan to convert existed related parties’ loans into equity, 3) plan to increase sales revenue with additional medical equipment, No assurances can be given that the steps taken will provide necessary capital for the Company to continue its operations.

NOTE 3 - EQUIPMENT

Equipment as of December 31, 2016 and 2015 comprised the following:

	Estimated Useful Lives (Years)	31-Dec-16	31-Dec-15
Office equipment	5-10	$77,587	$83,098
Medical equipment	5	1,240,674	1,313,818
Capital lease equipment	5	1,620,982	1,737,392
Fixtures	10	102,049	109,297
Vehicles	5	40,104	42,952
Total equipment		3,081,396	3,286,557

Less accumulated depreciation		(1,329,569)	(1,431,205)
Less impairment of the equipment		(1,365,669)	(1,111,726)

Equipment, net		$386,158	$743,626

NOTE 4 - CONSTRUCTION IN PROGRESS

In March 2016, Nanning Tongji Hospital, Inc. sold its construction in progress hospital building to Guangxi Yida Friendship Hospital Management, Inc. for RMB 86,000,000 (approximately $13,000,000). The hospital building is being constructed by Guangxi Construction Engineering Corporation Langdong 8th Group (“Langdong 8th Group”). Costs capitalized primarily consists of payments for construction costs, acquisition cost, land rights cost, development expenditure, professional fees, and capitalized interest. As of the date of disposal, we had accrued approximately $15,000,000 for the construction of the hospital. As a result of the sale, we increased other receivables to approximately $13,000,000. Concurrently, the remaining balance results in an extraordinary loss in the approximate amount of $2,000,000 in 2016. As of December 31, 2016, we received payment of approximately $5,400,000. We incurred value-added tax (VAT) and other taxes liability of RMB 4,530,000 (approximately $682,227) related to this transaction. The amount is included in other payables.

NOTE 5 – LAWSUIT SETTLEMENT PAYABLE

In September 2009, Guangxi Nanning Tingyouyuxiang Commercial Co., Ltd. (“Tingyouyuxiang”) filed a civil suit against NTH in the People’s Court. In the complaint, Tingyouyuxiang asserted a breach of contract claim against NTH, alleging that NTH had failed to make timely and total payment of RMB 5,050,000 (approximately $800,000)  under certain Supplement Agreement by and among NTH, Tingyouyuxiang and the Eighth Group of  Langdong Village Committee, Nanhu Community Office, Qingxiu District, Nanning City (the “Village Committee”). On December 30, 2009, the People’s Court ruled that NTH shall pay to Tingyouyuxiang damages of RMB 5,050,000 (approximately $800,000) plus interest and the court hearing fee approximately $320,000. On March 9, 2013, NTH appealed to the Intermediate Court, alleging, among other things, that NTH was never served. On June 6, 2013, the Intermediate Court remanded the case to the People’s Court.   On April 16, 2014, the Intermediate Court dismissed Tingyouyuxiang’s appeal and affirmed the decision of the People’s Court. Upon settlement of the lawsuit, the Company had accrued approximately $1,370,000 in settlement payable as of December 31, 2016.

TONGJI HEALTHCARE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2016 AND 2015

NOTE 6 - MAJOR SUPPLIERS AND CUSTOMERS

The Company purchases the majority of its medicine supplies from three suppliers which accounted for more than 85% of our total purchases in 2016. The rest are from around 22 different suppliers. One of the suppliers, Guangxi Tongji Medicine Co. Ltd., a related company that our Chief Executive Officer controls accounted for 1.5% of our total purchases in 2016.

The Company had three major customers for the years ended December 31, 2016 and 2015: Nanning Social Insurance Center, Guangxi Province Social Insurance Center, and China UMS. Nanning Social Insurance Center accounted for 49% and 36% of revenue for the years ended December 31, 2016 and 2015, respectively. Guangxi Province Social Insurance Center accounted for 10% and 5% of revenue for the years ended December 31, 2016 and 2015, respectively. China UMS accounted for 12% and 15% of revenue for the years ended December 31, 2016 and 2015, respectively. As of December 31, 2016, accounts receivable due from Nanning Social Insurance Center was approximately $200,000, which accounts for over 70% of the total accounts receivable.

NOTE 7 - CAPITAL LEASE OBLIGATIONS

Sale and Lease Back

On March 25, 2011, the Company completed a financing arrangement with an independent third party to sell and leaseback certain machinery and equipment. The net carrying value of the machinery and equipment sold was $262,683. The machinery and equipment was sold for $371,517, of which $334,365 was received in cash and $37,152 was held as refundable deposit. The transaction has been accounted for as a financing arrangement, wherein the property remains on the Company’s books and will continue to be depreciated. A financing obligation in the amount of $371,517, representing the proceeds, has been recorded under “Capital Lease Payable” in the Company’s Balance Sheet, and is being reduced based on payments under the lease. The lease was not completed as no payment was made in 2016. At December 31, 2016, lease payable was approximately $100,000.

In October 2011, the Company entered into an agreement to lease certain machinery and equipment that are classified as capital leases. The cost of equipment under capital leases of approximately $1,430,000 is included in the Balance Sheet as property, plant, and equipment at December 31, 2016. Those equipment are to be placed in service upon usage approval from the Chinese government and hiring qualified personnel. As of December 31, 2016, the Company still had not received the approval. Accumulated impairment loss of the leased equipment at December 31, 2016 was approximately $1,366,000.  Capital Lease Payable was approximately $420,000 including accrued interest payable of approximately $30,000 as of December 31, 2016.

NOTE 8 – SHORT-TERM LOAN

In December 2015, the Company borrowed approximately $620,000 from an unrelated party at 1% interest rate. The loan was paid off in full in 2016.

NOTE 9 - OTHER PAYABLES

Other payable as of December 31, 2016 and 2015 consists of the following:

	December 31, 2016	December 31, 2015
Advance from customers	$555	$-
Accrued Salary	53,128	-
Capital lease deposits paid by third party	-	351,114
Tax payable	694,039	-
Other payables	521,454	267,472
Total	$1,269,176	$618,586

TONGJI HEALTHCARE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2016 AND 2015

NOTE 10 - STOCKHOLDERS' DEFICIT

Preferred Stock

As of December 31, 2016 and 2015, the Company has 20,000,000 shares of preferred stock authorized with a par value of $0.001. There are no shares issued and outstanding as of December 31, 2016 and 2015.

Common Stock

As of December 31, 2016 and 2015, the Company has 50,000,000 shares of common stock authorized with a par value of $0.001.

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

As of December 31, 2016, the Company had accumulated deficits of $7,206,416. Therefore, the Company did not appropriate any fund for the statutory surplus reserve for the year ended December 31, 2016.

Stock Option

No stock-based compensation recorded for the years ended December 31, 2016 and 2015, respectively.

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

TONGJI HEALTHCARE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2016 AND 2015

NOTE 10 - STOCKHOLDERS' DEFICIT - continued

The following table summarizes stock option activity in the Company's stock-based compensation plans for the years ended December 31, 2016.

	Number of Shares	Weighted Average Exercise Price	Aggregate Intrinsic Value (in thousands)
Outstanding at January 1, 2016	100,000	$0.24	$-
Granted	-	-	-
Exercised	-	-	-
Cancelled/expired	-	-	-
Outstanding at December 31, 2016	100,000	$0.24	$-

There were no options granted, exercised or cancelled/expired during the twelve month period ended December 30, 2016. The above options were fully vested in 2014.

NOTE 11 – INCOME TAX

At December 31, 2016 and 2015, based on the weight of available evidence, management determined that it was unlikely that the Company's deferred tax assets would be realized and have provided for a full valuation allowance associated with the net deferred tax assets.

The Company periodically analyzes its tax positions taken and expected to be taken and has determined that since inception there has been no need to record a liability for uncertain tax positions. The Company classifies income tax penalties and interest, if any, as part of selling, general and administrative expenses in the accompanying statements of operations. There was no accrued interest or penalties as of December 31, 2016 and 2015.

The Company is neither under examination by any taxing authority, nor has it been notified of any impending examination. The Company's tax years for its Federal and State jurisdictions which are currently open for examination are the years of 2012 - 2016.

China
Under the Law of People’s Republic of China on Enterprise Income Tax (“EIT Law”), which was effective from January 1, 2008, domestically-owned enterprises and foreign-invested enterprises are subject to a uniform tax rate of 25%. As of December 31, 2016, the PRC entities have net operating losses carry forward of $32 million that begin expiring in 2035. The potential benefit of the Company’s net operating losses has not been recognized in these financial statements because it is more likely-than-not it will not utilize the net operating losses carried forward as it does not expect to generate sufficient taxable income in future or the amount involved is not significant.

	December 31, 2016	December 31, 2015
Deferred Tax Assets and Liabilities:
Net operating loss carry forwards	$1,686,301	$832,512
Valuation allowance	(1,686,301)	(832,512)
Net deferred tax assets	$-	$-

	Year Ended December 31,
	2016	2015

Income tax at U.S. statutory rate (34%)	$(34)%	$(34)%
Tax rate difference	8.0%	8.0%
Valuation allowance	2.6%	2.6%
	$-	$-

TONGJI HEALTHCARE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2016 AND 2015

NOTE 12 - RELATED PARTY TRANSACTIONS AND COMMITMENTS

Due from/to Related Parties

The Company entered into agreements with Guangxi Tongji Medicine Co. Ltd. whereby the Company from time to time will advance amounts to assist them in their operations. The advanced amounts accrue interest at a rate of 1.5% per annum. The amount receivable as of December 31, 2016 and December 31, 2015 was $48,145 and $43,524, respectivelyAs of December 31, 2016 and 2015, total due from all related parties amounted to $185,365 and $198,676, respectively.

The Company entered into an agreement with the Chairman and a stockholder of the Company, Nanning Tongji Chain Pharmacy Co. Ltd., Guangxi Tongji Medicine Co. Ltd., and Nanning Tongji Electric Coating Factory, whereby the Company from time to time will be advanced amounts to assist them in their operations. The advanced amounts accrue interest at a rate of 1.5% per annum. As of December 31, 2016 and December 31, 2015, $12,005,569 and $12,412,841 were payable to these related parties, respectively. Interest expenses for the year ended December 31, 2016 and 2015 were $237,536 and $234,274, respectively. As of December 31, 2016 and 2015, total due to all related parties amounted to $10,371,235 and $15,645,347, respectively.

Rental Commitments

On March 1, 2015, the Company renewed the lease agreement for their hospital with Guangxi Tongji Medicine Co. Ltd that expires in December 2014. Monthly lease payment under the new lease is approximately $4,800. The lease will expire on February 28, 2018. Based on the exchange rate at December 31, 2016, minimum future lease payments are as follows:

	Related Party	Total
2017	$51,851	$51,851
2018	8,642	8,642
Total	$60,493	$60,493

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

As of December 31, 2016, our management, under the supervision of and with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as required by Rules 13a-15(b) and 15d-15(b) under the Exchange Act.  Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of December 31, 2016 as a result of the material weaknesses identified in our internal control over financial reporting.  These material weaknesses are discussed in “Management’s Report on Internal Control over Financial Reporting” below.  Our management considers our internal control over financial reporting to be an integral part of our disclosure controls and procedures.

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

As of December 31, 2016, our management, under the supervision of and with the participation of the Chief Executive Officer and the Chief Financial Officer, evaluated the effectiveness of our internal control over financial reporting as required by Rules 13a-15(c) and 15d-15(c) under the Exchange Act.  In making this assessment, Management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control – Integrated Framework, including the following five framework components: i) control environment, ii) risk assessment, iii) control activities, iv) information and communications, and v) monitoring.

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

2017 Planned Remediation

As financial conditions permit, we plan to take the following actions to improve our internal control over financial reporting, including actions to remediate those material weaknesses identified in 2016.

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

The following table sets forth certain information concerning our directors and executive officers:

Name	Age	Position

Yunhui Yu	55	Chairman of the board, Chief Executive Officer, president
Eric Zhang	43	Chief Financial Officer
Jinsong Zhang	50	Chief Administrative Officer
Jialin Zhang	77	Vice President and a Director
Xiangwei Zeng	75	Vice President and a Director

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

Meetings
During the fiscal year of 2016, our Board of Directors had 0 meetings, including meetings that were held by means of a conference telephone call, but excluding actions taken by unanimous written consent.

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

Item 11. Executive Compensation.

Executive Compensation

The following table sets forth information with respect to the compensation of each of the named executive officers for services provided in all capacities to the Company and its subsidiaries in the fiscal years ended December 31, 2016 and 2015 in their capacity as such officers.  Mr. Yunhui Yu, our Chief Executive Officer, President and one of our directors receive no additional compensation for his services as director. No other executive officer or former executive officer received more than $100,000 in compensation in the fiscal years reported below.

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Yunhui Yu	2016	15,279	--	--	--	--	--	--	15,279
Chief Executive Officer, President and Director	2015	15,279	--	--	--	--	--	--	15,279
Eric Zhang	2016	25,000							25,000
Chief Financial Officer	2015	25,000	--	--	--	--	--	--	25,000

Stock Options

On March 3, 2011, we entered into an Employment Agreement with our Chief Financial Officer, Eric Zhang, pursuant to which, Mr. Zhang received options to purchase 100,000 shares of the Company's common stock, vesting in three equal installments starting on March 3, 2013, with an exercise price of $0.24. Other than disclosed herein, we have not granted any stock options to any of our officers or directors and do not have any stock option plans in effect as of December 31, 2016. In the future, we may grant stock options to our officers, directors, employees or consultants.

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

Item 12.          Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth certain information with respect to the beneficial ownership of our voting securities by (i) any person or group owning more than 5% of any class of voting securities, (ii) each director, (iii) our chief executive officer and chief financial officer and (iv) all executive officers and directors as a group as of April 17, 2017.

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
Jinhu Road #22
Mingdu Park 32221
Nanning, China

*   Less than 1%

(1)
In determining beneficial ownership of our common stock as of a given date, the number of shares shown includes shares of common stock which may be acquired on exercise of warrants or options or conversion of convertible securities within 60 days of that date. In determining the percent of common stock owned by a person or entity on April 17, 2017, (a) the numerator is the number of shares of the class beneficially owned by such person or entity, including shares which may be acquired within 60 days on exercise of warrants or options and conversion of convertible securities, and (b) the denominator is the sum of (i) the total shares of common stock outstanding on April 17, 2017 (15,812,191), and (ii) the total number of shares that the beneficial owner may acquire upon conversion of the preferred and on exercise of the warrants and options. Unless otherwise stated, each beneficial owner has sole power to vote and dispose of its shares.

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

Item 13.          Certain Relationships and Related Transactions, and Director Independence.

Due from/to Related Parties

The Company entered into agreements with Guangxi Tongji Medicine Co. Ltd. whereby the Company from time to time will advance amounts to assist them in their operations. The advanced amounts accrue interest at a rate of 1.5% per annum. The amount receivable as of December 31, 2016 and December 31, 2015 was $48,145 and $43,524, respectivelyAs of December 31, 2016 and 2015, total due from all related parties amounted to $185,365 and $198,676, respectively.

The Company entered into an agreement with the Chairman and a stockholder of the Company, Nanning Tongji Chain Pharmacy Co. Ltd., Guangxi Tongji Medicine Co. Ltd., and Nanning Tongji Electric Coating Factory, whereby the Company from time to time will be advanced amounts to assist them in their operations. The advanced amounts accrue interest at a rate of 1.5% per annum. As of December 31, 2016 and December 31, 2015, $12,005,569 and $12,412,841 were payable to these related parties, respectively. Interest expenses for the year ended December 31, 2016 and 2015 were $237,536 and $234,274, respectively. As of December 31, 2016 and 2015, total due to all related parties amounted to $10,371,235 and $15,645,347, respectively.

Item 13.          Certain Relationships and Related Transactions, and Director Independence. - continued

Rental Commitments

On March 1, 2015, the Company renewed the lease agreement for their hospital with Guangxi Tongji Medicine Co. Ltd that expires in December 2014. Monthly lease payment under the new lease is approximately $4,800. The lease will expire on February 28, 2018. Based on the exchange rate at December 31, 2016, minimum future lease payments are as follows:

	Related Party	Total
2017	$51,851	$51,851
2018	8,642	8,642
Total	$60,493	$60,493

Independent Directors

None of our Board of Directors holds any directorships in other reporting companies and does not qualify as an “independent director” under the Rules of NASDAQ, Marketplace Rule 4200(a)(15).

Item 14.          Principal Accounting Fees and Services.

We were billed by our current independent public accounting firms Anton & Chia, LLP, for the following professional services they performed for us during the years ended December 31, 2016 and 2015 as set forth in the table below.

	Year Ended December 31,
	2016	2015
Audit fees		$$38,700
Audit-related fees		$$16,500
Tax fees	$	$--
All other fees		$$55,200

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

10.5
The Langdong Hospital Project Agreement, dated March 15, 2016, by and among Guangxi Medical University Friendly Hospital Management Co., Ltd, Nanning Tongji Hospital, Inc., Guangxi Tongji Pharmaceutical Group Co., Ltd, Yunhui Yu and Liyu Chen.

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

Tongji Healthcare Group, Inc.

Date: April 17, 2017	By:	/s/ Yunhui Yu
Yunhui Yu President and Chief Executive Officer (Principal Executive Officer)

Date: April 17, 2017	By:	/s/ Eric Zhang
Eric Zhang Chief Financial Officer (Principal Financial and Accounting Officer)

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Yunhui Yu	President, Chief Executive Officer	April 17, 2017
Yunhui Yu	and Chairman (Principal Executive Officer)

/s/ Eric Zhang	Chief Financial Officer	April 17, 2017
Eric Zhang	(Principal Financial and Accounting Officer)

/s/ Xiangwei Zeng	Vice President and a Director	April 17, 2017
Xiangwei Zeng

/s/ Jialin Zhang	Vice President and a Director	April 17, 2017
Jialin Zhang