Form 10-K/A
period 2016-12-31
Tongji Healthcare Group, Inc.
filed 2017-05-05
CIK 1389518

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

(Mark One)

FORM 10-K/A
(Amendment No. 1)

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

EXPLANATORY NOTE

Tongji Healthcare Group Inc. (the “Company”) is filing this Amendment No. 1 on Form 10-K/A (the “Form 10-K/A”) to amend its annual report on Form 10-K for the fiscal year ended December 31, 2016 (the “2016 Form 10-K”) as originally filed with the Securities and Exchange Commission (the “SEC”) on April 18, 2017 as it had inadvertently excluded information about its principal accounting fees and services for fiscal year 2016. Accordingly, Item 14 of the 2016 Form 10-K is deleted in its entirety and replaced with the following new Item 14.

Other than as expressly set forth above, this Form 10-K/A does not, and does not purport to, revise, update, amend or restate the information presented in any Item of the 2016 Form 10-K or reflect any events that have occurred after the filing of the 2016 Form 10-K.

PART II

Item 14.      Principal Accounting Fees and Services.

We were billed by our current independent public accounting firms Anton & Chia, LLP, for the following professional services they performed for us during the years ended December 31, 2016 and 2015 as set forth in the table below.

	Year Ended December 31,
	2016	2015
Audit fees	$41,000	$38,700
Audit-related fees	$21,738	$16,500
Tax fees	$-	$-
All other fees	$62,738	$55,200

Our Board of Directors pre-approves all audit and non-audit services performed by the Company's auditor and the fees to be paid in connection with such services.

PART IV

Item 15.        Exhibits, Financial Statements Schedules

The following information required under this item (other than Exhibits 31.1, 31.2, 32.1 and 32.2) were filed as part of the 2016 Form 10-K:

(a)
(1) Consolidated Financial Statements.

(2) Financial Statement Schedules.

(3) Exhibits are incorporated herein by reference or are filed with this report as indicated below.

(b)

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

*Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Tongji Healthcare Group, Inc.

Date: May 5, 2017	By:	/s/ Yunhui Yu
Yunhui Yu President and Chief Executive Officer (Principal Executive Officer)

Date: May 5, 2017	By:	/s/ Eric Zhang
Eric Zhang Chief Financial Officer (Principal Financial and Accounting Officer)

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Yunhui Yu	President, Chief Executive Officer	May 5, 2017
Yunhui Yu	and Chairman (Principal Executive Officer)

/s/ Eric Zhang	Chief Financial Officer	May 5, 2017
Eric Zhang	(Principal Financial and Accounting Officer)

/s/ Xiangwei Zeng	Vice President and a Director	May 5, 2017
Xiangwei Zeng

/s/ Jialin Zhang	Vice President and a Director	May 5, 2017
Jialin Zhang