Form 10-Q
period 2017-03-31
Tongji Healthcare Group, Inc.
filed 2017-05-19
CIK 1389518

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2017

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

Indicate the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:

As of May 19, 2017, there were 15,812,191 shares of $0.001 par value common stock issued and outstanding.

FORM 10-Q

TONGJI HEALTHCARE GROUP, INC.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

The unaudited condensed consolidated financial statements of registrant as of March 31, 2017 and December 31, 2016 and for the three months ended March 31, 2017 and 2016 follow. The condensed consolidated financial statements reflect all adjustments which are, in the opinion of management, necessary for a fair presentation of the results for the interim periods presented. All such adjustments are of a normal and recurring nature.

TONGJI HEALTHCARE GROUP, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2017	December 31, 2016
	(Unaudited)	(Audited)
ASSETS

Current Assets
Cash	$42,251	$47,597
Accounts receivable, net	190,599	239,377
Due from related parties	186,975	185,365
Other current receivable	7,305,954	7,243,028
Medical supplies	16,289	52,357
Prepaid expenses and other current assets	13,201	13,087

Total Current Assets	7,755,269	7,780,811

Equipment, net	371,504	386,158

Deposit	172,966	171,476

Intangible assets, net	23,269	25,301

TOTAL ASSETS	$8,323,008	$8,363,746

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities
Accounts payable and accrued expenses	$957,616	$997,040
Due to related parties	10,499,289	10,371,235
Other payable	1,318,709	1,269,176
Settlement payable	1,399,980	1,366,639
Short-term loan	-	-
Current portion of capital lease payable	526,922	522,384

Total Current Liabilities	14,702,516	14,526,474

Total Liabilities	14,702,516	14,526,474

STOCKHOLDERS' DEFICIT
Preferred stock; $0.001 par value, 20,000,000 shares authorized and none issued and outstanding	-	-
Common stock; $0.001 par value, 50,000,000 shares authorized and 15,812,191 shares issued and outstanding as of March 31, 2017 and December 31, 2016 respectively	15,812	15,812
Additional paid in capital	440,368	440,368
Accumulated deficit	(7,369,605)	(7,206,416)
Accumulated other comprehensive income	533,917	587,508

Total Stockholders' Deficit	(6,379,508)	(6,162,728)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$8,323,008	$8,363,746

The accompanying notes are an integral part of these consolidated financial statements.

TONGJI HEALTHCARE GROUP, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
FOR THE THREE MONTH PERIODS ENDED MARCH 31
(UNAUDITED)

	March 31, 2017	March 31, 2016

OPERATING REVENUE
In-patient service revenue	$194,626	$257,902
Out-patient service revenue	143,770	243,764
Total operating revenue	338,396	501,666

OPERATING EXPENSES
Administrative expenses	65,229	45,916
Depreciation and amortization expenses	20,254	17,977
Medicine and supplies	144,050	241,302
Other operating expenses	49,749	73,253
Salary and fringes	139,894	175,159
Total operating expenses	419,176	553,607

LOSS FROM OPERATIONS	(80,780)	(51,941)

OTHER INCOME (EXPENSE)
Other income	6,449	7,451
Interest expense, net	(88,858)	(80,815)
Total Other Expense	(82,409)	(73,364)

LOSS BEFORE INCOME TAXES	(163,189)	(125,305)

Provision for income taxes	-	-

NET LOSS	(163,189)	(125,305)

OTHER COMPREHENSIVE INCOME(LOSS)
Foreign currency translation gain (loss)	(53,591)	(15,061)

NET COMPREHENSIVE INCOME (LOSS)	$(216,780)	$(140,366)

Net loss per common stock-Basic and Diluted	$(0.014)	$(0.009)

Weighted average common stock outstanding
Basic and Diluted	15,812,191	15,812,191

The accompanying notes are an integral part of these consolidated financial statements.

TONJI HEALTHCARE GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTH ENDED MARCH 31
(UNAUDITED)

	2017	2016
Operating activities:
Net loss	$(163,189)	$(125,305)
Adjustments to reconcile net loss to
Net cash provided by (used in) operating activities:
Depreciation expense	20,254	17,977
Increase/(decrease) in operating assets and liabilities:
Accounts receivable	50,842	40,600
Medical supplies	36,511	80,301
Prepaid expense and other current assets	(2)	(1,921)
Other receivable	2	(2,384)
Accounts payable and accrued expenses	(48,072)	(41,955)
Other payables	38,495	28,243
Contingent liability	21,461	23,104

Net Cash Use in Operating Activities	(43,698)	18,660

Investing activities:
Acquisitions of fixed assets	-	(6,641)
Construction in progress	-	(44,316)

Net Cash Used in Investing Activities	-	(50,957)

Financing activities:
Due to related parties	37,940	64,339

Net Cash Provided by Financing Activities	37,940	64,339

Effect of Exchange Rate Changes in Cash and Cash Equivalent	412	499

Net increase (decrease) in Cash	(5,346)	32,541

Cash-Beginning of Period	47,597	10,300

Cash-Ending of Period	$42,251	$42,841

Cash Paid During the Year for:
Income taxes	$-	$-
Interest paid	$6,570	$4,756

The accompanying notes are an integral part of these consolidated financial statements.

TONGJI HEALTHCARE GROUP, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2017
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

NOTE 2- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accompanying unaudited condensed consolidated financial statements have been prepared by management without audit pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted as allowed by such rules and regulations, and management believes that the disclosures are adequate to make the information presented not misleading. These condensed consolidated financial statements include all of the adjustments, which, in the opinion of management, are necessary to a fair presentation of financial position and results of operations. All such adjustments are of a normal and recurring nature. Interim results are not necessarily indicative of results for a full year. The condensed consolidated balance sheet information as of December 31, 2016 was derived from the audited consolidated financial statements included in the Form 10-K. These condensed consolidated financial statements should be read in conjunction with the audited financial statements in the Company’s Annual Report on Form 10-K for the fiscal year ended on December 31, 2016(“Form 10-K”), filed with the Commission on April 18, 2017.

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
March 31, 2017
(UNAUDITED)

NOTE 2- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - continued

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

CASH AND CASH EQUIVALENTS

For purposes of the statements of cash flows, the Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents. A substantial amount of the Company’s cash is held in bank accounts in the PRC and is not protected by Federal Deposit Insurance Corporation (FDIC) insurance or any other similar insurance. Cash held in China amounted to $42,251 as of March 31, 2017. Given the current economic environment and the financial condition of the banking industry, there is a risk that the deposits may not be readily available or covered by such insurance. The Company has had no loss of cash in domestic or foreign banks in past years.

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

The exchange rates used to translate amounts in RMB into USD for the purposes of preparing the financial statements were as follows:

March 31, 2017
Balance sheet	RMB 6.88 to US $1.00
Statement of income and other comprehensive income	RMB 6.89 to US $1.00

December 31, 2016
Balance sheet	RMB 6.94 to US $1.00
Statement of income and other comprehensive income	RMB 6.64 to US $1.00

March 31, 2016
Balance sheet	RMB 6.45 to US $1.00
Statement of income and other comprehensive income	RMB 6.54 to US $1.00

TONGJI HEALTHCARE GROUP, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2017
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

The Company has estimated a bad debt allowance of approximately $28,268 as of March 31, 2017 and $28,000 as of December 31, 2016.

FAIR VALUE OF FINANCIAL INSTRUMENTS

The Company applies the provisions of FASB ASC Topic 825, which requires all entities to disclose the fair value of financial instruments, both assets and liabilities recognized and not recognized on the balance sheet, for which it is practicable to estimate fair value, and defines fair value of a financial instrument as the amount at which the instrument could be exchanged in a current transaction between willing parties. As of March 31, 2017 and December 31, 2016 the fair value of cash and cash equivalents, accounts receivable, other current receivable, accounts payable and accrued expenses, settlement payable, capital lease payable and other payables approximated the carrying value due to the short maturity of the instruments, quoted market prices or interest rates which fluctuate with market rates except for related party debt or receivables for which it is not practicable to estimate fair value.

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
March 31, 2017
(UNAUDITED)

NOTE 2- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - continued

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
March 31, 2017
(UNAUDITED)

NOTE 2- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - continued

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

The Company tests long-lived assets for recoverability at least annually or more frequently upon the occurrence of an event or when circumstances indicate that the net carrying amount is greater than its fair value. Assets are grouped and evaluated at the lowest level for their identifiable cash flows that are largely independent of the cash flows of other groups of assets. The Company considers historical performance and future estimated results in its evaluation of potential impairment and then compares the carrying amount of the asset to the future estimated cash flows expected to result from the use of the asset. If the carrying amount of the asset exceeds estimated expected undiscounted future cash flows, the Company measures the amount of impairment by comparing the carrying amount of the asset to its fair value. The estimation of fair value is generally measured by discounting expected future cash flows at the rate the Company utilizes to evaluate potential investments. The Company estimates fair value based on the information available in making whatever estimates, judgments and projections are considered necessary. There was no impairment of long-lived assets for the three months ended March 31, 2017 and 2016.

BASIC AND DILUTED EARNINGS PER SHARE

Earnings per share (EPS) is calculated in accordance with the FASB ASC Topic 260, “Earnings Per Share.” Basic net income (loss) per share is based upon the weighted average number of common shares outstanding. Diluted net income (loss) per share is based on the assumption that all dilutive convertible shares and stock options were converted or exercised. Dilution is computed by applying the treasury stock method. Under this method, options and warrants are assumed to be exercised at the beginning of the period (or at the time of issuance, if later), and as if funds obtained thereby were used to purchase common stock at the average market price during the period. Potentially dilutive securities to purchase 100,000 shares of common stock were not included in the calculation of the diluted earnings per share as their effect would be anti-dilutive for the three months ended March 31, 2017. During the three month period ended March 31, 2017, the average market price of the common stock was less than the exercise price of the stock options and the Company was in net loss position. Accordingly, the stock options were anti-dilutive and have not been included in the calculation of diluted earnings per share.

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
March 31, 2017
(UNAUDITED)

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

The Company had accrued approximately $40,000 under taxes payable account for failure to file US tax returns and Form 5472 between the years 2006 to 2009. The Company is current with its required filings. In addition, the Company does not accrue United States income taxes on unremitted earnings from foreign operations, as it is the Company’s intention to invest these earnings in the foreign operations indefinitely.

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

Stock-based compensation costs that have been included in operating expenses amounted to $0 and $0, for the three month periods ended March 31, 2017 and 2016, respectively.

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
March 31, 2017
(UNAUDITED)

NOTE 2- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - continued

Total comprehensive income is defined as all changes in stockholders' equity during a period, other than those resulting from investments by and distributions to stockholders (i.e., issuance of equity securities and dividends). Generally, for the Company, total comprehensive income (loss) equals net income (loss) plus or minus adjustments for currency translation. Total comprehensive income (loss) represents the activity for a period net of related tax and was a loss of $(216,780) and $(140,366) for the three month periods ended March 31, 2017 and 2016, respectively.

While total comprehensive income is the activity in a period and is largely driven by net earnings in that period, accumulated other comprehensive income or loss (“AOCI”) represents the cumulative balance of other comprehensive income as of the balance sheet date. For the Company, AOCI is primarily the cumulative balance related to the currency adjustments and increased overall equity by $533,917and $587,508 as of March 31, 2017 and December 31, 2016, respectively.

RECENT ACCOUNTING PRONOUNCEMENTS

Recent accounting pronouncements issued by the FASB, the AICPA and the SEC did not, or are not believed by management to, have a material effect on the Company’s present or future consolidated financial statements.

GOING CONCERN

The accompanying consolidated financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern. However, the Company has negative working capital of $6,947,247, an accumulated deficit of $7,369,605, and a stockholders’ deficit of $6, 379,508 as of March 31, 2017. The Company’s ability to continue as a going concern ultimately is dependent on the management’s ability to obtain equity or debt financing, attain further operating efficiencies, and achieve profitable operations. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might be necessary should the Company not be able to continue as a going concern.

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

NOTE 3- EQUIPMENT

Equipment as of March 31, 2017 and December 31, 2016 comprised the following:

	Estimated Useful Lives (Years)	March 31, 2017 (Unaudited)	December 31, 2016
Office equipment	5-10	$78,261	$77,587
Medical equipment	5	1,251,452	1,240,674
Capital lease equipment	5	1,635,064	1,620,982
Fixtures	10	102,936	102,049
Vehicles	5	40,453	40,104
Total equipment		3,108,166	3,081,396

Less accumulated depreciation		(1,359,129)	(1,329,569)
Less impairment of the equipment		1,377,533)	(1,365,669)
Property and equipment, net		$371,504	$386,158

Depreciation expense charged to operations was $20,254 and $17,977 for the three months periods ended March 31, 2017 and 2016.

TONGJI HEALTHCARE GROUP, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2017
(UNAUDITED)

NOTE 4- OTHER CURRENT RECEIVABLE

In March 2016, Nanning Tongji Hospital, Inc. sold its construction in progress hospital building to Guangxi Yida Friendship Hospital Management, Inc. for RMB 86,000,000 (approximately $13,000,000). As of the date of disposal, we had accrued approximately $15,000,000 for the construction of the hospital. As a result of the sale, we increased other receivables to approximately $13,000,000. Concurrently, the remaining balance results in an extraordinary loss in the approximate amount of $2,000,000 in 2016. As of March 31, 2017, we received payment of approximately $5,400,000, whereas no payment received during first quarter of 2017. The remaining balance of other current receivable is $7,305,954 as of March 31, 2017.

NOTE 5- LAWSUIT SETTLEMENT PAYABLE

In September 2009, Guangxi Nanning Tingyouyuxiang Commercial Co., Ltd. (“Tingyouyuxiang”) filed a civil suit against Nanning Tongji Hospital, Inc. (“NTH”), a subsidiary of the Company in the People’s Court. In the complaint, Tingyouyuxiang asserted a breach of contract claim against NTH, alleging that NTH had failed to make timely and total payment of RMB 5,050,000 (approximately $800,000)  under certain Supplement Agreement by and among NTH, Tingyouyuxiang and the Eighth Group of Langdong Village Committee, Nanhu Community Office, Qingxiu District, Nanning City (the “Village Committee”). On December 30, 2009, the People’s Court ruled that NTH shall pay to Tingyouyuxiang damages of RMB 5,050,000 (approximately $800,000) plus interest and the court hearing fee approximately $320,000. On March 9, 2012, NTH appealed to the Intermediate Court in Nanning City, alleging, among other things, that NTH was never served. On June 6, 2012, the Intermediate Court remanded the case to the People’s Court. On June 20, 2013, the People’s Court dismissed the action. On October 21, 2013, NTH appealed the dismissal to the Intermediate Court and the Intermediate Court accepted the appeal on October 21, 2013. On April 16, 2014, the Intermediate Court dismissed NTH appeal and affirmed the decision of the People’s Court. Upon settlement of the lawsuit, the Company had accrued approximately $1,399,980 settlement payable as of March 31, 2017.

NOTE 6- MAJOR SUPPLIERS AND CUSTOMERS

The Company purchases the majority of its medicine supplies from Guangxi Liuzhou Medicine Co., Ltd., which accounted for 44% and 6% of all medicine purchases for three month periods ended March 31, 2017 and 2016. The rest are from around 13 different suppliers.One of the suppliers, Guangxi Tongji Medicine Co. Ltd., a related company that our Chief Executive Officer controls accounted for 0% and 5% of all medicine purchases for the three month periods ended March 31, 2017 and 2016.

The Company had two major customers for the three month periods ended March 31, 2017 and 2016: Nanning Social Insurance Center accounted for 53% and 47% of revenue for the three month periods ended March 31, 2017 and 2016, respectively. China UMS accounted for 10% and 14% of revenue for the three month periods ended March 31, 2017 and 2016, respectively. As of March 31, 2017, accounts receivable due from Nanning Social Insurance Center and China UMS was approximately $199,369 and $309, respectively. The Company has estimated a bad debt allowance of approximately $28,268 as of March 31, 2017 and $28,000 as of December 31, 2016.

NOTE 7- CAPITAL LEASE OBLIGATIONS

Sale and Lease Back

On March 25, 2011, the Company completed a financing arrangement with an independent third party to sell and leaseback certain machinery and equipment. The net carrying value of the machinery and equipment sold was $262,683. The machinery and equipment was sold for $371,517, of which $334,365 was received in cash and $37,152 was held as refundable deposit. The transaction has been accounted for as a financing arrangement, wherein the property remains on the Company’s books and will continue to be depreciated. A financing obligation in the amount of $371,517, representing the proceeds, has been recorded under “Capital Lease Payable” in the Company’s Balance Sheet, and is being reduced based on payments under the lease. The lease was not completed as no payment was made in 2016 and first quarter of 2017. As of March 31, 2017, lease payable was approximately $100,000.

TONGJI HEALTHCARE GROUP, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2017
(UNAUDITED)

NOTE 7- CAPITAL LEASE OBLIGATIONS - continued

In October 2011, the Company entered into an agreement to lease certain machinery and equipment that are classified as capital leases. The cost of equipment under capital leases of approximately $1,430,000 is included in the Balance Sheet as property, plant, and equipment at December 31, 2016. Those equipment are to be placed in service upon usage approval from the Chinese government and hiring qualified personnel. As of March 31, 2017, the Company still has not received the approval. Accumulated impairment loss of the leased equipment at March 31, 2017 was approximately $1,377,533.  Capital Lease Payable was approximately $425,000 including accrued interest payable of approximately $30,000 as of March 31, 2017.

NOTE 8- OTHER PAYABLE

Other payable as of March 31, 2017 and December 31, 2016 consists of the following:

	March 31, 2017 (Unaudited)	December 31, 2016
Advance from customers	$0	$555
Accrued Salary	53,590	53,128

Tax payable	699,864	694,039
Accrued Professional Expenses	434,139	387,160
Unemployment & Retirement Insurance Payable	33,475	27,133
Deposit Payable	31,401	31,131
Employees Training Fees Payable	16,275	16,135
Rent Deposit Payable	5,102	5,058
Other Payable	44,863	54,837
Total	$1,318,709	$1,269,176

In March 2016, Nanning Tongji Hospital, Inc. sold its construction in progress hospital building to Guangxi Yida Friendship Hospital Management, Inc. for RMB 86,000,000 (approximately $13,000,000). We incurred value-added tax (VAT) and other taxes liability of RMB 4,530,000 (approximately $658,124) related to this transaction in tax payable account.

NOTE 9- STOCKHOLDERS' DEFICIT

Preferred Stock

As of March 31, 2017 and December 31, 2016, the Company has 20,000,000 shares of preferred stock authorized with a par value of $0.001. There are no shares issued and outstanding as of March 31, 2017.

Common Stock

As of March 31, 2017 and December 31, 2016, the Company has 50,000,000 shares of common stock authorized with a par value of $0.001 and 15,812,191 shares issued and outstanding.

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

TONGJI HEALTHCARE GROUP, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2017
(UNAUDITED)

NOTE 9- STOCKHOLDERS' DEFICIT - continued

As of March 31, 2017, the Company had accumulated deficits of $7,369,605. Therefore, the Company did not appropriate any fund for the statutory surplus reserve for the three month period ended March 31, 2017.

Stock Option

No stock-based compensation recorded for the three months periods ended March 31, 2017 and 2016, respectively.

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

Expected volatility	105%
Expected Dividends	0%
Stock price	$ 0.24
Expected term (in years)	3 years
Risk-free rate	1.32%

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

The following table summarizes stock option activity in the Company's stock-based compensation plans for the three month period ended March 31, 2017.

Number of Shares		Weighted Average Exercise Price	Aggregate Intrinsic Value (in thousands)
Outstanding at January 1, 2017	100,000	$0.24	$-
Granted	-	-	-
Exercised	-	-	-
Cancelled/expired	-	-	-
Outstanding and exercisable at March 31, 2017	100,000	$0.24	$-

There were no options granted, exercised or cancelled/expired during the three month period ended March 31, 2017.

NOTE 10- RELATED PARTY TRANSACTIONS AND COMMITMENTS

Due from/to Related Parties

The Company has entered into agreements with Nanning Tongji Chain Pharmacy Co. Ltd., Guangxi Tongji Medicine Co. Ltd., and Nanning Switch Factory whereby the Company from time to time will advance funds to assist them with their operations. The three companies have common major stockholders. The advanced amounts accrue interest at a rate of 1.5% per annum. The amount receivable as of March 31, 2017 and December 31, 2016 was $48,565 and $48,145, respectively. Interest income for the three month periods ended March 31, 2017 and 2016 were approximately $182 and $159, respectively.

TONGJI HEALTHCARE GROUP, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2017
(UNAUDITED)

NOTE 10- RELATED PARTY TRANSACTIONS AND COMMITMENTS - continued

The Company has entered into an agreement with the Chairman and a stockholder of the Company, Nanning Tongji Chain Pharmacy Co. Ltd., Guangxi Tongji Medicine Co. Ltd., and Nanning Tongji Electric Coating Factory, whereby the Company from time to time will be advanced funds to for its operations. The advanced amounts accrue interest at a rate of 1.5% per annum. As of March 31, 2017 and December 31, 2016, $12,111,543 and $12,005,569 were payable to these related parties, respectively. Interest expenses for the three month periods ended March 31, 2017 and 2016 were $57,000 and $67,485, respectively.

Rental Commitments

On March 1, 2015, the Company renewed the lease agreement for their hospital with Guangxi Tongji Medicine Co. Ltd that expires in December 2014. Monthly lease payment under the new lease is approximately $4,800. The lease will expire on February 28, 2018. Based on the exchange rate at March 31, 2017, minimum future lease payments are as follows:

	Related Party	Total
2017	$39,226	$39,226
2018	8,717	8,717
Total	$47,943	$47,943

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

The Company had two major customers for the three month period ended March 31, 2017 and 2016: Nanning Social Insurance Center and China UMS. Nanning Social Insurance Center accounted for 53% and 47% of revenue for the three month period ended March 31, 2017 and 2016, respectively. China UMS accounted for 10% and 14% of revenue for the three month period ended March 31, 2017 and 2016, respectively.

The Company purchases the majority of its medicine supplies from two suppliers which collectively accounted for more than 57% of our total purchases for the three month period ended March 31, 2017. The rest are from around 12 different suppliers. One of the former suppliers, Guangxi Tongji Medicine Co. Ltd., is a related company that our Chief Executive Officer controls and accounted for 0% of our total purchases for the three month period ended March 31, 2017.

In March 2016, we sold our construction-in-progress hospital building to Guangxi Yida Friendship Hospital Management, Inc. for RMB 86,000,000 (approximately $13,000,000). The hospital building is being constructed by Guangxi Construction Engineering Corporation Langdong 8th Group (“Langdong 8th Group”). Costs capitalized primarily consists of payments for construction costs, acquisition cost, land rights cost, development expenditure, professional fees, and capitalized interest. As of the date of disposal, we had accrued approximately $15,000,000 for the construction of the hospital. As a result of the sale, we increased the other receivables to approximately $13,000,000. Concurrently, the remaining balance results in an extraordinary loss in the approximate amount of $2,000,000 in 2016. As of March 31, 2017, we received payment amount of $5,400,000, whereas no payment received during the first quarter of 2017. We incurred value-added tax (VAT) and other taxes liability of RMB 4,530,000 (approximately $658,124) related to this transaction. The amount is included in other payables.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations. - continued

Difference in the Medical System between the U.S. and China

In the United States most hospitals have contracts with health insurance companies that provide reduced rates for healthcare services for patients with health insurance. Medicare and Medicaid patients, also, receive reduced rates. Functionally, the patient is billed for health services at the higher rate normally charged to patients without insurance. The amount billed is then reduced by the charges paid by the insurance carrier and by the difference (sometimes known as the "contractual allowance") between the normal rate for the services and the reduced rate that the hospital estimates it will receive from Medicare, Medicaid an d insurance companies.

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

Results of Operation - Three Months Ended March 31, 2017 and 2016

Material changes of items in our Statement of Operations for the three months ended March 31, 2017, as compared to the three months ended March 31, 2016, are discussed below.

Operating Revenues – Operating revenue for the three month period ended March 31, 2016, which resulted primarily from in-patient services and out-patient services, was $338,396, a decrease of $163,270 or 33%, as compared with the operating revenue of $501,666 for the same period of 2016. Our in-patient service revenue was $194,626 for the three month period ended March 31, 2017, as compared to $257,902 for the same period in 2016, a decrease of $63,276 or 25%. The decrease in the in-patient service revenue was primarily due to reduced revenue from our in-patient ophthalmology department.. Our out-patient service revenue was $143,770 for the three month period ended March 31, 2017, a decrease of $99,994 or 41% as compared to $243,764 for the same period in 2016. The decrease in the out-patient service revenue was primarily due to the closure of personnel medical care department and resignation of doctors from our out-patient department since second quarter of 2016, resulting in fewer patients being treated.

Operating Expenses – Operating expenses were $419,176 for the three month period ended March 31, 2017, a decrease of 24% as compared to $553,607 for the same period of 2016, which is in line with the decrease in our operating revenues.

Loss from Operations - Operating loss was $80,780 for the three month period ended March 31, 2017, an increase of $28,839 or56% as compared to an operating loss of $51,941 for the same period of 2016. The primary reason for the increase in loss from operations is the decline in operating revenues.

Interest Expense – Interest expense for the three month period ended March 31, 2017 was $88,858 as compared to $80,815 for the three month period ended March 31, 2016, a slight increase of $8,043 or10%.

Net Loss - As a result of the forgoing, the Company had a net loss of $163,189 during the quarter ended March 31, 2017, compared to a net loss of $125,305 for the comparative period in 2016, an increase of $37,884 or 30%.

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

In March 2016, Nanning Tongji Hospital, Inc. sold its construction in progress hospital building to Guangxi Yida Friendship Hospital Management, Inc. for RMB 86,000,000 (approximately $13,000,000). The hospital building is being constructed by Guangxi Construction Engineering Corporation Langdong 8th Group (“Langdong 8th Group”). Costs capitalized primarily consists of payments for construction costs, acquisition cost, land rights cost, development expenditure, professional fees, and capitalized interest. As of the date of disposal, we had accrued approximately $15,000,000 for the construction of the hospital. As a result of the sale, we increased other receivables by approximately $13,000,000. Concurrently, the remaining balance results in an extraordinary loss of approximately $2,000,000 in 2016. As of March 31, 2017, we have received payment of approximately $5,400,000. We incurred value-added tax (VAT) and other taxes liability of RMB 4,530,000 (approximately $658,124) related to this transaction. The amount is included in other payable.

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

The following shows our material sources and uses of cash during the three month periods ended March 31, 2017 and 2016:

	2017 (Unaudited)	2016 (Unaudited)
Cash provided by (used in) operating activities	$(43,698)	$18,660

Cash (used in) investing activities	$0	$(50,957)

Cash provided by financing activities	$37,940	$64,339

The Company carefully monitors and controls the amount of cash used to fund operating activities. However, substantial funds are required to fund the lawsuit settlement (see Note 5 to the Financial Statements accompanying this Report). Financing of operations has come primarily from advances from related parties. We are dependent on related parties to provide working capital and pay our management team until such time as our operations are profitable. There can be no assurances that related parties will continue to provide additional capital. Without additional capital, we may be forced to cease operations and liquidate.

Operating Activities

Net cash used in operating activities primarily consists of net loss, as adjusted by depreciation, stock option, and changes in non-cash working capital items such as accounts receivable, medical supplies, capital lease deposits, prepaid expense and other current assets, accounts payables and accrued liabilities , and other payables.

Net cash used in operating activities was $43,698 for the three months ended March 31, 2017, a decrease of $62,358 or 334% as compared with the net cash provided by operating activities of $18,660 for the same period in 2016. The decrease in net cash provided in operating activities was primarily due to the reduced revenue, resulting in a $37,884 increase in net loss.

Investing Activities

Net cash used in investing activities was $0for the three months ended March 31, 2017, a decrease of $50,957 or 100%, as compared with the net cash used in investing activities of $50,957 for the same period in 2016. The decrease in net cash used in investing activities was primarily due to disposal of construction in progress in 2016, resulting reduced cash contribution in the current period.

Financing Activities

Net cash provided by financing activities primarily consists of proceeds from related party loans.

Net cash provided by financing activities was $37,940 for the three months ended March 31, 2017, a decrease of $26,399 or 41%, as compared with the net cash provided by financing activities of $64,339 for the same period in 2016. The decrease was primarily attributable to decrease in funds advanced by related parties due to disposal of construction in progress.

Working Capital

Our working capital was negative $6,947,247 as of March 31, 2017, as compared with negative $6,745,663 as of December 31, 2016, a decrease of $201,584, which is primarily attributable to the increase in related party loans of approximately $128,054, decrease in accounts receivable of approximately $48,778 and increase in other payables of approximately $49,533.

Rental Commitments

On March 1, 2015, the Company renewed the lease agreement for their hospital with Guangxi Tongji Medicine Co. Ltd that expires in December 2014. Monthly lease payment under the new lease is approximately $4,800. The lease will expire on February 28, 2018. Based on the exchange rate at March 31, 2017, minimum future lease payments are as follows:

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations. - continued

	Related Party	Total
2017	$39,226	$39,226
2018	8,717	8,717
Total	$47,943	$47,943

Going Concern

The accompanying consolidated financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern. However, the Company has negative working capital of $6,947,247, an accumulated deficit of $7,369,605, and a stockholders’ deficit of $6,379,508as of March 31, 2017. The Company’s ability to continue as a going concern ultimately is dependent on the management’s ability to obtain equity or debt financing, attain further operating efficiencies, and achieve profitable operations. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might be necessary should the Company not be able to continue as a going concern.

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

As of March 31, 2017, our management, under the supervision of and with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as required by Rules 13a-15(b) and 15d-15(b) under the Exchange Act. Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of March 31, 2017 as a result of the material weaknesses identified in our internal control over financial reporting, which are discussed below. Our management considers our internal control over financial reporting to be an integral part of our disclosure controls and procedures.

Specifically, our management identified certain matters involving internal control and our operations that it considered to be material weaknesses. As defined in the Exchange Act, a material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the registrant's annual or interim financial statements will not be prevented or detected on a timely basis. The material weaknesses identified by our management as of March 31, 2017, are described below:

Item 4. Controls and Procedures. - continued

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

Item 4. Controls and Procedures. - continued

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

Changes in Internal Control over Financial Reporting

No changes in the Company's internal control over financial reporting has come to management's attention during the Company's first quarter ended March 31, 2017 that have materially affected, or are likely to materially affect, the Company's internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

 In September 2009, Guangxi Nanning Tingyouyuxiang Commercial Co., Ltd. (“Tingyouyuxiang”) filed a civil suit against Nanning Tongji Hospital, Inc. (“NTH”), a subsidiary of the Company in the People’s Court. In the complaint, Tingyouyuxiang asserted a breach of contract claim against NTH, alleging that NTH had failed to make timely and total payment of RMB 5,050,000 (approximately $800,000) under certain Supplement Agreement by and among NTH, Tingyouyuxiang and the Eighth Group of Langdong Village Committee, Nanhu Community Office, Qingxiu District, Nanning City (the “Village Committee”). One December 30, 2009, the People’s Court ruled that NTH shall pay to Tingyouyuxiang damages of RMB 5,050,000 (approximately $800,000) plus interest and the court hearing fee approximately $320,000. On March 9, 2013, NTH appealed to the Intermediate Court, alleging, among other things, that NTH was never served. On September 6, 2013, the Intermediate Court remanded the case to the People’s Court. On April 16, 2014, the Intermediate Court dismissed Tingyouyuxiang’s appeal and affirmed the decision of the People’s Court. Upon settlement of the lawsuit, the Company had accrued approximately $1,399,980 in settlement payable as of March 31, 2017.

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

TONGJI HEALTHCARE GROUP, INC.

Date: May 19, 2017	By:	/s/ Yunhui Yu
Yunhui Yu President and Chief Executive Officer (Principal Executive Officer)

Date: May 19, 2017	By:	/s/ Eric Zhang
Eric Zhang Chief Financial Officer (Principal Financial Officer)