Form 10-Q
period 2017-06-30
Tongji Healthcare Group, Inc.
filed 2017-08-21
CIK 1389518

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

Indicate the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:

As of  August 15, 2017, there were 15,812,191 shares of $0.001 par value common stock issued and outstanding.

FORM 10-Q

TONGJI HEALTHCARE GROUP, INC.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

The unaudited condensed consolidated financial statements of registrant as of June 30, 2017 and December 31, 2016 and for the six months ended June 30, 2017 and 2016 follow. The condensed consolidated financial statements reflect all adjustments which are, in the opinion of management, necessary for a fair presentation of the results for the interim periods presented. All such adjustments are of a normal and recurring nature.

TONGJI HEALTHCARE GROUP, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2017	December 31, 2016
	(Unaudited)
ASSETS

Current Assets
Cash	$37,490	$47,597
Accounts receivable, net	171,823	239,377
Due from related parties	189,841	185,365
Other current receivable	6,403,635	7,243,028
Medical supplies	81,472	52,357
Prepaid expenses and other current assets	13,403	13,087

Total Current Assets	6,897,664	7,780,811

Equipment, net	358,972	386,158

Other non-current receivable (Deposit)	174,239	171,476

Intangible assets, net	21,339	25,301

TOTAL ASSETS	$7,452,214	$8,363,746

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities
Accounts payable and accrued expenses	$1,045,482	$997,040
Due to related parties	10,724,039	10,371,235
Other payable	727,470	1,269,176
Settlement payable	1,443,722	1,366,639
Current portion of capital lease payable	534,998	522,384

Total Current Liabilities	14,475,711	14,526,474

Total Liabilities	14,475,711	14,526,474

STOCKHOLDERS' DEFICIT
Preferred stock; $0.001 par value, 20,000,000 shares authorized and none issued and outstanding	-	-
Common stock; $0.001 par value, 50,000,000 shares authorized and 15,812,191 shares issued and outstanding as of June 30, 2017 and December 31, 2016 respectively	15,812	15,812
Additional paid in capital	440,368	440,368
Accumulated deficit	(7,908,824)	(7,206,416)
Accumulated other comprehensive income	429,147	587,508

Total Stockholders' Deficit	(7,023,497)	(6,162,728)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$7,452,214	$8,363,746

The accompanying notes are an integral part of these consolidated financial statements.

TONGJI HEALTHCARE GROUP, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(Unaudited)

	For the Six Months Ended June 30		For the Three Months Ended June 30
	2017	2016	2017	2016

OPERATING REVENUE
In-patient service revenue	$342,162	$591,299	$147,536	$333,397
Out-patient service revenue	315,537	469,627	171,767	225,863
Total operating revenue	657,699	1,060,926	319,303	559,260

OPERATING EXPENSES
Administrative expenses	138,097	100,539	72,868	54,623
Depreciation and amortization expenses	40,531	36,269	20,277	18,292
Medicine and supplies	392,392	500,413	248,342	259,111
Other operating expenses	108,999	143,682	59,250	70,429
Salary and fringes	294,234	356,637	154,340	181,478
Total operating expenses	974,253	1,137,537	555,077	583,930

LOSS FROM OPERATIONS	(316,554)	(76,611)	(235,774)	(24,670)

OTHER INCOME (EXPENSE)
Other income	14,305	14,222	7,856	6,771
Interest expense, net	(158,773)	(90,388)	(69,915)	(9,573)
Total Other Expense	(144,468)	(76,166)	(62,059)	(2,802)

LOSS BEFORE INCOME TAXES	(461,022)	(152,777)	(297,833)	(27,472)

Provision for income taxes	-	-	-	-

EXTRAORDINARY ITEMS
Net gain (loss) on sale of assets	(159,258)	-	(159,258)	-
VAT and other related taxes on assets disposition	(82,128)	-	(82,128)	-
Extraordinary items after tax	(241,386)	-	(241,386)	-

NET LOSS	(702,408)	(152,777)	(539,219)	(27,472)

OTHER COMPREHENSIVE INCOME(LOSS)
Foreign currency translation gain (loss)	(158,361)	75,218	(104,770)	90,279

NET COMPREHENSIVE INCOME (LOSS)	$(860,769)	$(77,559)	$(643,989)	$62,807

Net loss per common stock-Basic and Diluted	$(0.054)	$(0.005)	$(0.041)	$0.004

Weighted average common stock outstanding
Basic and Diluted	15,812,191	15,812,191	15,812,191	15,812,191

The accompanying notes are an integral part of these consolidated financial statements.

TONJI HEALTHCARE GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTH ENDED JUNE 30
(Unaudited)

	2017	2016
Operating activities:
Net loss	$(702,408)	$(152,777)
Adjustments to reconcile net loss to
Net cash provided by (used in) operating activities:
Depreciation expense	40,532	36,269
Net loss on sales of assets	241,386	-
Increase/(decrease) in operating assets and liabilities:
Accounts receivable	72,350	(29,993)
Medical supplies	(27,477)	(66,278)
Prepaid expense and other current assets	-	2,821
Other receivable	760,656	(2,385)
Accounts payable and accrued expenses	24,039	146,854
Other payables	(564,674)	(3,709)
Settlement payable	43,491	45,983

Net Cash Used in Operating Activities	(112,105)	(23,215)

Investing activities:
Acquisitions of fixed assets	-	(15,302)
Construction in progress	-	(88,846)

Net Cash Used in Investing Activities	-	(104,148)

Financing activities:
Advance from related parties	100,997	154,316

Net Cash Provided by Financing Activities	100,997	154,316

Effects of foreign currency translation	1,001	(711)

Net increase in Cash	(10,107)	26,242

Cash-Beginning of Period	47,597	10,300

Cash-Ending of Period	$37,490	$36,542

Cash Paid During the Year for:
Income taxes	$-	$-
Interest paid	$6,583	$6,922

The accompanying notes are an integral part of these consolidated financial statements.

TONGJI HEALTHCARE GROUP, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2017
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

NOTE 2- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accompanying unaudited condensed consolidated financial statements have been prepared by management without audit pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted as allowed by such rules and regulations, and management believes that the disclosures are adequate to make the information presented not misleading. These condensed consolidated financial statements include all of the adjustments, which, in the opinion of management, are necessary to a fair presentation of financial position and results of operations. All such adjustments are of a normal and recurring nature. Interim results are not necessarily indicative of results for a full year. The condensed consolidated balance sheet information as of December 31, 2016 was derived from the audited consolidated financial statements included in the Form 10-K. These condensed consolidated financial statements should be read in conjunction with the audited financial statements in the Company’s Annual Report on Form 10-K for the fiscal year ended on December 31, 2016(“Form 10-K”), filed with the Commission on April 17, 2017.

TONGJI HEALTHCARE GROUP, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2017
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

CASH AND CASH EQUIVALENTS

For purposes of the statements of cash flows, the Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents. A substantial amount of the Company’s cash is held in bank accounts in the PRC and is not protected by Federal Deposit Insurance Corporation (FDIC) insurance or any other similar insurance. Cash held in China amounted to $37,490 as of June 30, 2017. Given the current economic environment and the financial condition of the banking industry, there is a risk that the deposits may not be readily available or covered by such insurance. The Company has had no loss of cash in domestic or foreign banks in past years.

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

TONGJI HEALTHCARE GROUP, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2017
(UNAUDITED)

NOTE 2- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - continued

The exchange rates used to translate amounts in RMB into USD for the purposes of preparing the financial statements were as follows:

June 30, 2017
Balance sheet	RMB 6.87 to US $1.00
Statement of income and other comprehensive income	RMB 6.78 to US $1.00

December 31, 2016
Balance sheet	RMB 6.94 to US $1.00
Statement of income and other comprehensive income	RMB 6.64 to US $1.00

June 30, 2016
Balance sheet	RMB 6.65 to US $1.00
Statement of income and other comprehensive income	RMB 6.54 to US $1.00

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
June 30, 2017
(UNAUDITED)

NOTE 2- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - continued

The Company has estimated a bad debt allowance of approximately $28,701 as of June 30, 2017 and $28,000 as of December 31, 2016.

FAIR VALUE OF FINANCIAL INSTRUMENTS

The Company applies the provisions of FASB ASC Topic 825, which requires all entities to disclose the fair value of financial instruments, both assets and liabilities recognized and not recognized on the balance sheet, for which it is practicable to estimate fair value, and defines fair value of a financial instrument as the amount at which the instrument could be exchanged in a current transaction between willing parties. As of June 30, 2017 and December 31, 2016 the fair value of cash and cash equivalents, accounts receivable, other current receivable, accounts payable and accrued expenses, settlement payable, lease payable, notes payable and other payables approximated the carrying value due to the short maturity of the instruments, quoted market prices or interest rates which fluctuate with market rates except for related party debt or receivables for which it is not practicable to estimate fair value.

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
June 30, 2017
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
June 30, 2017
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

The Company tests long-lived assets for recoverability at least annually or more frequently upon the occurrence of an event or when circumstances indicate that the net carrying amount is greater than its fair value. Assets are grouped and evaluated at the lowest level for their identifiable cash flows that are largely independent of the cash flows of other groups of assets. The Company considers historical performance and future estimated results in its evaluation of potential impairment and then compares the carrying amount of the asset to the future estimated cash flows expected to result from the use of the asset. If the carrying amount of the asset exceeds estimated expected undiscounted future cash flows, the Company measures the amount of impairment by comparing the carrying amount of the asset to its fair value. The estimation of fair value is generally measured by discounting expected future cash flows at the rate the Company utilizes to evaluate potential investments. The Company estimates fair value based on the information available in making whatever estimates, judgments and projections are considered necessary. There was no impairment of long-lived assets for the six months ended June 30, 2017 and 2016.

BASIC AND DILUTED EARNINGS PER SHARE

Earnings per share (EPS) is calculated in accordance with the FASB ASC Topic 260, “Earnings Per Share.” Basic net income (loss) per share is based upon the weighted average number of common shares outstanding. Diluted net income (loss) per share is based on the assumption that all dilutive convertible shares and stock options were converted or exercised. Dilution is computed by applying the treasury stock method. Under this method, options and warrants are assumed to be exercised at the beginning of the period (or at the time of issuance, if later), and as if funds obtained thereby were used to purchase common stock at the average market price during the period. Potentially dilutive securities to purchase 100,000 shares of common stock were not included in the calculation of the diluted earnings per share as their effect would be anti-dilutive for the three months ended June 30, 2017. During the three month period ended June 30, 2017, the average market price of the common stock was less than the exercise price of the stock options and the Company was in net loss position. Accordingly, the stock options were anti-dilutive and have not been included in the calculation of diluted earnings per share.

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
June 30, 2017
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

Stock-based compensation costs that have been included in operating expenses amounted to $0 and $0, for the three month periods ended June 30, 2017 and 2016, respectively.

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
June 30, 2017
(UNAUDITED)

NOTE 2- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - continued

Total comprehensive income is defined as all changes in stockholders' equity during a period, other than those resulting from investments by and distributions to stockholders (i.e., issuance of equity securities and dividends). Generally, for the Company, total comprehensive income (loss) equals net income (loss) plus or minus adjustments for currency translation. Total comprehensive income (loss) represents the activity for a period net of related tax and was a loss of $860,769and was a loss of $77,559 for the six month periods ended June 30, 2017 and 2016, respectively.

While total comprehensive income is the activity in a period and is largely driven by net earnings in that period, accumulated other comprehensive income or loss (“AOCI”) represents the cumulative balance of other comprehensive income as of the balance sheet date. For the Company, AOCI is primarily the cumulative balance related to the currency adjustments and increased overall equity by $429,147 and $587,508 as of June 30, 2017 and December 31, 2016, respectively.

RECENT ACCOUNTING PRONOUNCEMENTS

Recent accounting pronouncements issued by the FASB, the AICPA and the SEC did not, or are not believed by management to, have a material effect on the Company’s present or future consolidated financial statements.

GOING CONCERN

The accompanying consolidated financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern. However, the Company has negative working capital of $7,578,047, an accumulated deficit of $7,908,824, and a stockholders’ deficit of $7,023,497 as of June 30, 2017. The Company’s ability to continue as a going concern ultimately is dependent on the management’s ability to obtain equity or debt financing, attain further operating efficiencies, and achieve profitable operations. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might be necessary should the Company not be able to continue as a going concern.

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

NOTE 3- EQUIPMENT

Equipment as of June 30, 2017 and December 31, 2016 comprised the following:

	Estimated Useful Lives (Years)	June 30, 2017	December 31, 2016
Office equipment	5-10	$79,461	$77,587
Medical equipment	5	1,270,632	1,240,674
Capital lease equipment	5	1,660,123	1,620,982
Fixtures	10	104,513	102,049
Vehicles	5	41,072	40,104
Total equipment		3,155,801	3,081,396

Less accumulated depreciation		(1,398,184)	(1,329,569)
Less impairment of the equipment		(1,398,645)	(1,365,669)
Property and equipment, net		$358,972	$386,158

Depreciation expense charged to operations was $40,531 and $36,269 for the six months periods ended June 30, 2017 and 2016.

TONGJI HEALTHCARE GROUP, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2017
(UNAUDITED)

NOTE 4- CONSTRUCTION IN PROGRESS

In March 2016, Nanning Tongji Hospital, Inc. sold its construction in progress hospital building to Guangxi Yida Friendship Hospital Management, Inc. for RMB 86,000,000 (approximately $13,000,000). The hospital building is being constructed by Guangxi Construction Engineering Corporation Langdong 8th Group (“Langdong 8th Group”). Costs capitalized primarily consists of payments for construction costs, acquisition cost, land rights cost, development expenditure, professional fees, and capitalized interest. As of the date of disposal, we had accrued approximately $15,000,000 for the construction of the hospital. As a result of the sale, we increased other receivables to approximately $13,000,000. Concurrently, the remaining balance results in an extraordinary loss in the approximate amount of $2,000,000 in 2016. As of June 30, 2017, we received payment of approximately $5,400,000. By estimation, we incurred value-added tax (VAT) and other taxes liability of RMB 4,530,000 (approximately $682,227) related to this transaction in 2016. The amount is included in other payables.

At the closing in May 2017, Guangxi Yida Friendship Hospital Management, Inc. agreed that the sale price and VAT totaled RMB 90,000,000 (approximately $13,100,437) and paid VAT of RMB 5,094,340 (approximately $741,534) and other taxes expenses of RMB 696,838 (approximately $101,366). The final sale price changes to RMB 84,905,660 (approximately $12,358,902), and the final value-added tax (VAT) is RMB 5,094,340 (approximately $741,534). The differences between the actual amount and estimated amount resulted in an additional net loss on sale of assets of RMB 1,094,340 (approximately $159,258) and VAT of RMB 5,094,340 (approximately $82,128) in extraordinary items.

NOTE 5- LAWSUIT SETTLEMENT PAYABLE

In September 2009, Guangxi Nanning Tingyouyuxiang Commercial Co., Ltd. (“Tingyouyuxiang”) filed a civil suit against Nanning Tongji Hospital, Inc. (“NTH”), a subsidiary of the Company in the People’s Court. In the complaint, Tingyouyuxiang asserted a breach of contract claim against NTH, alleging that NTH had failed to make timely and total payment of RMB 5,050,000 (approximately $800,000)  under certain Supplement Agreement by and among NTH, Tingyouyuxiang and the Eighth Group of Langdong Village Committee, Nanhu Community Office, Qingxiu District, Nanning City (the “Village Committee”). One December 30, 2009, the People’s Court ruled that NTH shall pay to Tingyouyuxiang damages of RMB 5,050,000 (approximately $800,000) plus interest and the court hearing fee approximately $320,000. On March 9, 2013, NTH appealed to the Intermediate Court, alleging, among other things, that NTH was never served. On June 6, 2013, the Intermediate Court remanded the case to the People’s Court. On April 16, 2014, the Intermediate Court dismissed NTH’s appeal and affirmed the decision of the People’s Court. Upon settlement of the lawsuit, the Company had accrued approximately $1,443,722 settlement payable as of June 30, 2017.

NOTE 6- MAJOR SUPPLIERS AND CUSTOMERS

The Company purchases the majority of its medicine supplies from Guangxi Liuzhou Medicine Co., Ltd., which accounted for 44% and 1% of all medicine purchases for six month periods ended June 30, 2017 and 2016. The rest are from around 13 different suppliers.

The Company had two major customers for the six month periods ended June 30, 2017 and 2016: Nanning Social Insurance Center accounted for 50% and 26% of revenue for the six month periods ended June 30, 2017 and 2016, respectively. China UMS accounted for 10% and 6% of revenue for the six month periods ended June 30, 2017 and 2016, respectively. As of June 30, 2017, accounts receivable due from Nanning Social Insurance Center and China UMS was approximately $186,630 and $3,508, respectively.

TONGJI HEALTHCARE GROUP, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2017
(UNAUDITED)

NOTE 7- CAPITAL LEASE OBLIGATIONS

Sale and Lease Back

On March 25, 2011, the Company completed a financing arrangement with an independent third party to sell and leaseback certain machinery and equipment. The net carrying value of the machinery and equipment sold was $262,683. The machinery and equipment was sold for $371,517, of which $334,365 was received in cash and $37,152 was held as refundable deposit. The transaction has been accounted for as a financing arrangement, wherein the property remains on the Company’s books and will continue to be depreciated. A financing obligation in the amount of $371,517, representing the proceeds, has been recorded under “Capital Lease Payable” in the Company’s Balance Sheet, and is being reduced based on payments under the lease. The lease was not completed as no payment was made in 2016 and first two quarters of 2017. As of June 30, 2017, lease payable was approximately $101,337.

In October 2011, the Company entered into an agreement to lease certain machinery and equipment that are classified as capital leases. The cost of equipment under capital leases of approximately $1,430,000 is included in the Balance Sheet as property, plant, and equipment at December 31, 2016. Those equipment are to be placed in service upon usage approval from the Chinese government and hiring qualified personnel. As of June 30, 2017, the Company still has not received the approval. Accumulated depreciation and impairment loss of the leased equipment at June 30, 2017 was approximately $1,398,645.  Capital Lease Payable was approximately $433,661 including accrued interest payable of $27,221 as of June 30, 2017.

NOTE 8- OTHER PAYABLE

Other payable as of June 30, 2017 and December 31, 2016 consists of the following:

	June 30, 2017	December 31, 2016
Advance from Customers	0	555
Accrued Salary	54,411	53,128
Taxes Payable	42,442	694,039
Other Payable	630,617	521,454
Total	727,470	1,269,176

The taxes payable is majorly consist of individual income tax withholding and business tax payable. Other payable is majorly consist of payable to law firm, payable to accounting firm, and unsettled fund with China UnionPay.

TONGJI HEALTHCARE GROUP, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2017
(UNAUDITED)

NOTE 9- STOCKHOLDERS' EQUITY

Preferred Stock

As of June 30, 2017 and December 31, 2016, the Company has 20,000,000 shares of preferred stock authorized with a par value of $0.001. There are no shares issued and outstanding as of June 30, 2017.

Common Stock

As of June 30, 2017 and December 31, 2016, the Company has 50,000,000 shares of common stock authorized with a par value of $0.001.There are 15,812,191 shares issued and outstanding as of June 30, 2017 and December 31, 2016.

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

As of June 30, 2017, the Company had accumulated deficits of $7,908,824. Therefore, the Company did not appropriate any fund for the statutory surplus reserve for the six month period ended June 30, 2017.

Stock Option

Stock-based compensation amounted to $0 and $0 for the six month periods ended June 30, 2017 and 2016, respectively.

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

TONGJI HEALTHCARE GROUP, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2017
(UNAUDITED)

NOTE 9- STOCKHOLDERS' DEFICIT- continued

The following table summarizes stock option activity in the Company's stock-based compensation plans for the six month period ended June, 2017.

Number of Shares		Weighted Average Exercise Price	Aggregate Intrinsic Value (in thousands)
Outstanding at January 1, 2017	100,000	$0.24	$-
Granted	-	-	-
Exercised	-	-	-
Cancelled/expired	-	-	-
Outstanding and exercisable at June 30, 2017	100,000	$0.24	$-

There were no options granted, exercised or cancelled/expired during the six month period ended June 30, 2017.

NOTE 10- RELATED PARTY TRANSACTIONS AND COMMITMENTS

Due from/to Related Parties

The Company has entered into agreements with Nanning Tongji Chain Pharmacy Co. Ltd., Guangxi Tongji Medicine Co. Ltd., and Nanning Switch Factory whereby the Company from time to time will advance funds to assist them with their operations. The three companies have common major stockholders. The advanced amounts accrue interest at a rate of 1.5% per annum. The amount receivable as of June 30, 2017 and December 31, 2016 was $40,804 and $48,145, respectively. Interest income for the six month periods ended June 30, 2017 and 2016 was approximately $302 and $312, respectively. As of June 30, 2017 and December 31, 2016, total due from all related parties amounted to $189,841 and $185,365, respectively.

The Company has entered into an agreement with the Chairman and a stockholder of the Company, Nanning Tongji Chain Pharmacy Co. Ltd., Guangxi Tongji Medicine Co. Ltd., and Nanning Tongji Electric Coating Factory, whereby the Company from time to time will be advanced funds for its operations. The advanced amounts accrue interest at a rate of 1.5% per annum. As of June 30, 2017 and December 31, 2016, $10,724,039 and $10,371,235 were payable to these related parties, respectively. Interest expenses for the six month periods ended June 30, 2017 and 2016 were $115,322 and $126,332, respectively.

Rental Commitments

On March 1, 2015, the Company renewed the lease agreement for their hospital with Guangxi Tongji Medicine Co. Ltd that expires in December 2014. Monthly lease payment under the new lease is approximately $4,800. The lease will expire on February 28, 2018. Based on the exchange rate at June 30, 2017, minimum future lease payments are as follows:

	Related Party	Total
2017	$26,551	$26,551
2018	8,850	8,850
Total	$35,402	$35,402

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

The Company had two major customers for the six month periods ended June 30, 2017 and 2016: Nanning Social Insurance Center accounted for 50% and 26% of revenue for the six month periods ended June 30, 2017 and 2016, respectively. China UMS accounted for 10% and 6% of revenue for the six month periods ended June 30, 2017 and 2016, respectively.

The Company purchases the majority of its medicine supplies from Guangxi Liuzhou Medicine Co., Ltd., which accounted for 44% and 1% of all medicine purchases for six month periods ended June 30, 2017 and 2016. The rest are from around 13 different suppliers.

In March 2016, we sold our construction-in-progress hospital building to Guangxi Yida Friendship Hospital Management, Inc. for RMB 86,000,000 (approximately $13,000,000). The hospital building is being constructed by Guangxi Construction Engineering Corporation Langdong 8th Group (“Langdong 8th Group”). Costs capitalized primarily consists of payments for construction costs, acquisition cost, land rights cost, development expenditure, professional fees, and capitalized interest. As of the date of disposal, we had accrued approximately $15,000,000 for the construction of the hospital. As a result of the sale, we increased the other receivables to approximately $13,000,000. Concurrently, the remaining balance results in an extraordinary loss in the approximate amount of $2,000,000 in 2016

By estimation, we incurred value-added tax (VAT) and other taxes liability of RMB 4,530,000 (approximately $682,227) related to this transaction in 2016. The amount is included in other payables.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations - continued

At the closing in May 2017, Guangxi Yida Friendship Hospital Management, Inc. agreed that the sale price and VAT totaled RMB 90,000,000 (approximately $13,100,437) and paid VAT of RMB 5,094,340 (approximately $741,534) and other taxes expenses of RMB 696,838 (approximately $101,366). The final sale price changes to RMB 84,905,660 (approximately $12,358,902), and the final value-added tax (VAT) and other taxes liability is RMB 5,094,340 (approximately $741,534). The differences between the actual amount and estimated amount resulted in an additional net loss on sale of assets of RMB 1,094,340 (approximately $159,258) and VAT and other taxes expense of RMB 5,094,340 (approximately $82,128) in extraordinary items. As of June 30, 2017, we received payment of approximately $5,400,000. The rest is expected to be received in full by December 30, 2017.

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

Results of Operation - Three Months Ended June 30, 2017 and 2016

Material changes of items in our Statement of Operations for the three months ended June 30, 2017, as compared to the three months ended June 30, 2016, are discussed below.

Operating Revenues - Operating revenue for the three-month period ended June 30, 2017, which resulted primarily from in-patient service and out-patient service, was $319,303, a decrease of $239,957 or 43%, as compared with the operating revenue of $559,260 for the same period of 2016. Our in-patient service revenue was $147,536 for the three-month period ended June 30, 2016, as compared to $333,397 for the same period in 2016, a decrease of $185,861or 56%. The decrease in the in-patient service revenue was primarily due to the resignation of physicians especially in orthopedic inpatient department. Our out-patient service revenue was $171,767 for the three-month period ended June 30, 2016, a decrease of $54,096 or 24% as compared to $225,863 for the same period in 2016. The decrease in the out-patient service revenue was primarily due to the elimination of our prepaid health department and the resignation of physicians.

Operating Expenses - Operating expenses were $555,077 for the three-month period ended June 30, 2017, a decrease of 5% as compared to $583,930 for the same period in 2016. The decrease was primarily due to a decrease in salaries and medicine and supplies expenses.

Loss from Operations - Operating loss was $235,774 for the three-month period ended June 30, 2017, an increase of $211,104 or 856% as compared to an operating loss of $24,670 for the same period in 2016. The primary reason for the increase in operating loss is the decrease in our operating revenue.

Interest Expense - Interest expense for the three-month period ended June 30, 2016 was $69,915 as compared to $9,573 for the three-month period ended June, 2016, an increase of $60,342 or 630%. The increase is mainly due to the increase of the borrowing from related parties.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations - continued

Net Loss - As a result of the forgoing, the Company had a net loss of $539,219 during the three- month period ended June 30, 2017, compared to a net loss of $27,472 for the comparative period in 2016, an increase of $511,747 or 1,863%.

Results of Operation - Six Months Ended June 30, 2017 and 2016

Material changes of items in our Statement of Operations for the six months ended June 30, 2017, as compared to the six months ended June 30, 2016, are discussed below.

Operating Revenues - Operating revenue for the six-month period ended June 30, 2017, which resulted primarily from in-patient service and out-patient service, was $657,699, a decrease of $403,227 or 38%, as compared with the operating revenue of $1,060,926 for the same period of 2016. Our in-patient service revenue was $342,162 for the six-month period ended June 30, 2016, as compared to $591,299 for the same period in 2016, a decrease of $249,137 or 42%. The decrease in the in-patient service revenue was primarily due to the resignation of physicians especially in orthopedic inpatient department.  Our out-patient service revenue was $315,537 for the six-month period ended June 30, 2016, a decrease of $154,090 or 33% as compared to $469,627 for the same period in 2016. The decrease in the out-patient service revenue was primarily due to the elimination of our prepaid health department and the resignation of physicians.

Operating Expenses - Operating expenses were $974,253 for the six-month period ended June 30, 2017, a decrease of 14% as compared to $1,137,537 for the same period in 2016. The decrease was primarily due to a decrease in salaries and medicine and supplies expenses.

Loss from Operations - Operating loss was $316,554 for the six-month period ended June 30, 2017, an increase of $239,943 or 313% as compared to an operating loss of $76,611 for the same period in 2016. The primary reason for the increase in operating loss is the decrease in our operating revenue.

Interest Expense - Interest expense for the six-month period ended June 30, 2016 was $158,773 as compared to $90,388 for the six-month period ended June, 2016, an increase of $68,385 or 76%. The increase is mainly due to the increase of the borrowing from related parties.

Net Loss - As a result of the forgoing, the Company had a net loss of $702,408 during the six-month period ended June 30, 2017, compared to a net loss of $152,777 for the comparative period in 2016, an increase of $549,631 or 360%.

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

The following shows our material sources and uses of cash during the six month periods ended June 30, 2017 and 2016:

	2017	2016
Cash provided by (used in) operating activities	$(108,625)	$(23,215)

Cash (used in) investing activities	$0	$(104,148)

Cash provided by financing activities	$97,517	$154,316

The Company carefully monitors and controls the amount of cash used to fund operating activities. However, substantial funds are required to fund a lawsuit settlement (see Note 5 to the Financial Statements accompanying this Report). Financing of operations has come primarily from advances from related parties. We are dependent on related parties to provide working capital and pay our management team until such time as our operations are profitable. There can be no assurances that related parties will continue to provide additional capital. Without additional capital, we may be forced to cease operations and liquidate.

Operating Activities

Net cash used in operating activities primarily consists of net loss, as adjusted by depreciation, stock option, and changes in operating assets and liabilities such as accounts receivable, medical supplies, capital lease deposits, prepaid expense and other current assets, accounts payables and accrued liabilities , and other payables.

Net cash used in operating activities was $112,105 for the six months ended June 30, 2017, an increase of $88,890 or 383% as compared with the net cash used in operating activities of $23,215 for the same period in 2016. The decrease in net cash provided in operating activities was primarily due to the $702,408 net operating loss.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations - continued

Investing Activities

Net cash used in investing activities was $0 for the six months ended June 30, 2017, a decrease of $104,148 or 100%, as compared with the net cash used in investing activities of $104,148 for the same period in 2016. The decrease in net cash used in investing activities was primarily due to no fixed assets being added compared to the same period of 2016.

Financing Activities

Net cash provided by financing activities primarily consists of proceeds from related party loans.

Net cash provided by financing activities was $100,997 for the six months ended June 30, 2017, a decrease of $53,319 or 35%, as compared with net cash provided by financing activities of $154,316 for the same period in 2016. The decrease was primarily attributable to less money being needed to be financed from our related party.

Working Capital

Our working capital was negative $7,578,047 as of June 30, 2017, as compared with negative $6,745,663 as of December 31, 2016, a decrease of $832,384, which is primarily attributable to the increase in related party loans of approximately $352,804, the decrease of other current receivables of $839,393, and the decrease in other payables of $541,706.

Rental Commitments

On March 1, 2015, the Company renewed the lease agreement for their hospital with Guangxi Tongji Medicine Co. Ltd that expired in December 2014. Monthly lease payment under the new lease is approximately $4,800. The lease will expire on February 28, 2018. Based on the exchange rate at June 30, 2017, minimum future lease payments are as follows:

	Related Party	Total
2017	$26,551	$26,551
2018	8,850	8,850
Total	$35,402	$35,402

Going Concern

The accompanying consolidated financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern. However, the Company has negative working capital of $7,578,047, an accumulated deficit of $7,908,824, and a stockholders’ deficit of $7,023,497 as of June 30, 2017. The Company’s ability to continue as a going concern ultimately is dependent on the management’s ability to obtain equity or debt financing, attain further operating efficiencies, and achieve profitable operations. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might be necessary should the Company not be able to continue as a going concern.

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

As of June 30, 2017, our management, under the supervision of and with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as required by Rules 13a-15(b) and 15d-15(b) under the Exchange Act. Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of June 30, 2017 as a result of the material weaknesses identified in our internal control over financial reporting, which are discussed below. Our management considers our internal control over financial reporting to be an integral part of our disclosure controls and procedures.

Specifically, our management identified certain matters involving internal control and our operations that it considered to be material weaknesses. As defined in the Exchange Act, a material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the registrant's annual or interim financial statements will not be prevented or detected on a timely basis. The material weaknesses identified by our management as of June 30, 2017, are described below:

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

o
The full implementation of, and related training for, our newly-formalized IT policies and procedures were still in process as of June 30, 2017. Accordingly, we lacked sufficiently-trained personnel to provide for adequate segregation of duties within the accounting system and effective oversight of controls over access, change, data, and security management.

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

Item 4. Controls and Procedures - continued

Changes in Internal Control over Financial Reporting

No changes in the Company's internal control over financial reporting has come to management's attention during the Company's last fiscal quarter that have materially affected, or are likely to materially affect, the Company's internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings.

In September 2009, Guangxi Nanning Tingyouyuxiang Commercial Co., Ltd. (“Tingyouyuxiang”) filed a civil suit against Nanning Tongji Hospital, Inc. (“NTH”), a subsidiary of the Company in the People’s Court. In the complaint, Tingyouyuxiang asserted a breach of contract claim against NTH, alleging that NTH had failed to make timely and total payment of RMB 5,050,000 (approximately $800,000) under certain Supplement Agreement by and among NTH, Tingyouyuxiang and the Eighth Group of Langdong Village Committee, Nanhu Community Office, Qingxiu District, Nanning City (the “Village Committee”). One December 30, 2009, the People’s Court ruled that NTH shall pay to Tingyouyuxiang damages of RMB 5,050,000 (approximately $800,000) plus interest and the court hearing fee approximately $320,000. On March 9, 2013, NTH appealed to the Intermediate Court, alleging, among other things, that NTH was never served. On September 6, 2013, the Intermediate Court remanded the case to the People’s Court. On April 16, 2014, the Intermediate Court dismissed Tingyouyuxiang’s appeal and affirmed the decision of the People’s Court. Upon settlement of the lawsuit, the Company had accrued approximately $1,443,722 in settlement payable as of June 30, 2017.

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

TONGJI HEALTHCARE GROUP, INC.

Date: August 15, 2017	By:	/s/ Yunhui Yu
Yunhui Yu President and Chief Executive Officer (Principal Executive Officer)

Date: August 15, 2017	By:	/s/ Eric Zhang
Eric Zhang Chief Financial Officer (Principal Financial Officer)