Form 10-Q
period 2017-09-30
Tongji Healthcare Group, Inc.
filed 2019-11-21
CIK 1389518

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2017

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from ______________ to _____________

Commission file number: 333-140645

TONGJI HEALTHCARE GROUP, INC.

(Exact name of registrant as specified in its charter)

Nevada	99-0364697
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

3651 Lindell Road Las Vegas, Nevada	89103
(Address of principal executive offices)	(Zip Code)

(702) 479-3016

(Registrant’s telephone number, including area code)

N/A
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

Yes ☐  No ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Yes  ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒
Emerging growth company	☐

1

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

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

Indicate the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:

As of November 21, 2019, there were 45,812,191 shares of $0.001 par value common stock issued and outstanding.

2

 FORM 10-Q

TONGJI HEALTHCARE GROUP, INC.

INDEX

		Page

PART I.	Financial Information

	Item 1. Financial Statements (Unaudited).	4

	Condensed Consolidated Balance Sheets as of September 30, 2017 (Unaudited) and December 31, 2016.	4

	Condensed Consolidated Statements of Operations and Comprehensive Income (loss) for the Three and Nine months Ended September 30, 2017 and 2016 (Unaudited).	5

	Condensed Consolidated Statement of Stockholders’ Deficit for the Nine months ended September 30, 2017 and 2016(unaudited)	6

	Condensed Consolidated Statements of Cash Flows for the Nine months Ended September 30, 2017 and 2016 (Unaudited).	7

	Notes to Condensed Consolidated Financial Statements as of September 30, 2017 (Unaudited).	8

	Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.	16

	Item 3. Quantitative and Qualitative Disclosures About Market Risk.	19

	Item 4. Controls and Procedures.	19

PART II.	Other Information

	Item 1. Legal Proceedings.	21

	Item 1A. Risk Factors.	21

	Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.	21

	Item 3. Defaults Upon Senior Securities.	21

	Item 4. Mine Safety Disclosures.	21

	Item 5. Other Information.	21

	Item 6. Exhibits.	21

3

 PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

TONGJI HEALTHCARE GROUP, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	September 30, 2017	December 31, 2016
ASSETS
CURRENT ASSETS
Cash	—	—
TOTAL CURRENT ASSETS	—	—
TOTAL ASSETS	$—	$—
LIABILITIES AND STOCKHOLDERS' DEFICIT
LIABILITIES
Current Liabilities:
Accounts payable and accrued expenses	$246	$—
Liabilities of discontinued operation	7,023,497	6,162,728
Total Current Liabilities	7,023,743	6,162,728
Total Liabilities	7,023,743	6,162,728
STOCKHOLDERS’ DEFICIT
Preferred stock; $0.001 par value, 20,000,000 shares authorized and none issued and outstanding as of September 30, 2017 and December 31, 2016, respectively	—	—
Common stock; $0.001 par value, 50,000,000 shares authorized and 15,812,191 shares issued and outstanding as of September 30, 2017 and December 31, 2016, respectively	15,812	15,812
Additional paid-in capital	440,368	440,368
Accumulated deficit	(8,067,431)	(7,206,416)
Accumulated other comprehensive income	587,508	587,508
Total Stockholders’ Deficit	(7,023,743)	(6,162,728)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$—	$—

The accompanying notes are an integral part of these unaudited financial statements.
4

TONGJI HEALTHCARE GROUP, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(Unaudited)

	For the three months ended September 30,		For the nine months ended September 30,
	2017	2016	2017	2016

OPERATING REVENUE	—	—	—	—
OPERATING EXPENSES:
Administrative expenses	246	—	246	—
TOTAL OPERATING EXPENSES	246	—	246	—

INCOME (LOSS) FROM CONTINUING OPERATIONS	(246)	—	(246)	—
DISCONTINUED OPERATIONS:
Loss from discontinued operation	—	(92,842)	(860,769)	(170,401)

INCOME (LOSS) FROM DISCONTINUED OPERATIONS	—	(92,842)	(860,769)	(170,401)
NET LOSS	(246)	(92,842)	(861,015)	(170,401)

PER SHARE AMOUNTS
Income (loss) from continuing operations
Basic and diluted earnings per share	(0.000)	0.000	(0.000)	0.000
Income (loss) from discontinued operations
Basic and diluted earnings per share	0.000	(0.006)	(0.054)	(0.011)
Net income (loss)
Basic and diluted earnings per share	$(0.000)	$(0.006)	$(0.054)	$(0.011)

Weighted average common stock outstanding Basic and Diluted	15,812,191	15,812,191	15,812,191	15,812,191

The accompanying notes are an integral part of these condensed financial statements.
5

TONGJI HEALTHCARE GROUP, INC.
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' DEFICIT
(Unaudited)

						Accumulated
	Common Stock		Additional Paid-in	Statutory	Accumulated	Other Comprehensive
	Shares	Amount	Capital	Reserve	Deficit	Income/(Loss)	Total
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2016 and 2017
Balance at December 31, 2015	15,812,191	$15,812	$440,368	$—	$(3,565,562)	$236,115	$(2,873,267)
Foreign exchange translation gain		—	—	—	—	85,616	85,616
Net loss	—	$—	$—	$—	(170,401)	—	$(170,401)
Balance at September 30, 2016	15,812,191	$15,812	$440,368	$—	$(3,735,963)	$321,731	$(2,958,052)

Balance at December 31, 2016	15,812,191	$15,812	$440,368	$—	$(7,206,416)	$587,508	$(6,162,728)

Net loss		$—	—	—	(861,015)	—	(861,015)
Balance at September 30, 2017	15,812,191	$15,812	$440,368	$—	$(8,067,431)	$587,508	$(7,023,743)

The accompanying notes are an integral part of these condensed financial statements.

TONGJI HEALTHCARE GROUP, INC. CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the nine months ended September 30,
	2017	2016

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss for the period	$(861,015)	$(170,401)
Adjustments to reconcile net loss to net cash used in operating activities:
Loss on discontinued operation	860,769	170,401
Increase/(decrease) in operating assets and liabilities:
Increase/(decrease) accounts payable and accrued expenses	246
Increase/(decrease) current liabilities of discontinued operation	860,769	—

NET CASH PROVIDED BY (USED) IN OPERATING ACTIVITIES	860,769	—
NET CASH PROVIDED BY (USED) IN OPERATING ACTIVITIES FROM DISCONTINUED OPERATIONS	(860,769)

NET CASH PROVIDED BY (USED) IN DISCONTINUED OPERATING ACTIVITIES	—	—

NET CASH USED IN DISCONTINUED INVESTING ACTIVITIES	—	—

NET CASH USED IN DISCONTINUED FINANCING ACTIVITIES	—	—

NET INCREASE (DECREASE) IN CASH	—	—

Cash-Beginning of Period	—	—

Cash-End of Period	$—	$—

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest	$—	$—
Cash paid for income taxes	$—	$—

The accompanying notes are an integral part of these condensed financial statements.

TONGJI HEALTHCARE GROUP, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2017

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

Effective December 31, 2017, under the terms of a Bill of Sale, the Company agreed to sell, transfer convey and assign forever all of its rights, title and interest in its equity ownership interest in its subsidiary, NTH, organized under the laws of the Peoples Republic of China to Placer Petroleum Co., LLC, an Arizona limited liability company. Pursuant to the Bill of Sale, consideration for this sale, transfer conveyance and assignment is Placer Petroleum Co, LLC assuming all assets and liabilities of NTH as of December 31, 2017. As a result of the Bill of Sale, the related assets and liabilities of Nanning Tongji Hospital, Inc. will be reported as discontinued operations effective December 31, 2017.

On May 20, 2019, the eight judicial District Court of Clark County, Nevada, entered and Order Granting Application of Joseph Arcaro as Custodian of Tongji Healthcare Group, Inc. Pursuant to NRS 78.347(1)(b), pursuant to which Joseph Arcaro was appointed custodian of the Company and given authority to reinstate the Company with the State of Nevada under NRS 78.347. On May 23, 2019, Joseph Arcaro filed a Certificate of Reinstatement of the Company with the Secretary of State of the State of Nevada. In addition, on May 23, 2019, Joseph Arcaro filed an Annual List of the Company with the Secretary of State of the State of Nevada, designating himself as President, Secretary, Treasurer and Director of the Company for the filing period of 2017 to 2019.

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

CASH AND CASH EQUIVALENTS

For purposes of the statements of cash flows, the Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents. A substantial amount of the Company’s cash is held in bank accounts in the PRC and is not protected by Federal Deposit Insurance Corporation (FDIC) insurance or any other similar insurance. Cash held in China amounted to $0 as of September 30, 2017. Given the current economic environment and the financial condition of the banking industry, there is a risk that the deposits may not be readily available or covered by such insurance. The Company has had no loss of cash in domestic or foreign banks in past years.

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

September 30, 2017
Balance sheet	RMB 6.87 to US $1.00
Statement of income and other comprehensive income	RMB 6.78 to US $1.00

December 31, 2016
Balance sheet	RMB 6.94 to US $1.00
Statement of income and other comprehensive income	RMB 6.64 to US $1.00

September 30, 2016
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

FAIR VALUE OF FINANCIAL INSTRUMENTS

The Company applies the provisions of FASB ASC Topic 825, which requires all entities to disclose the fair value of financial instruments, both assets and liabilities recognized and not recognized on the balance sheet, for which it is practicable to estimate fair value, and defines fair value of a financial instrument as the amount at which the instrument could be exchanged in a current transaction between willing parties. As of September 30, 2017 and December 31, 2016 the fair value of cash and cash equivalents, accounts receivable, other current receivable, accounts payable and accrued expenses, settlement payable, lease payable, notes payable and other payables approximated the carrying value due to the short maturity of the instruments, quoted market prices or interest rates which fluctuate with market rates except for related party debt or receivables for which it is not practicable to estimate fair value.

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

_	Level 1 – observable market inputs that are unadjusted quoted prices for identical assets or liabilities in active markets.
_	Level 2 – other significant observable inputs (including quoted prices for similar securities, interest rates, credit risk, etc.).
_	Level 3 – significant unobservable inputs (including the Company’s own assumptions in determining the fair value of investments).

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

The Company tests long-lived assets for recoverability at least annually or more frequently upon the occurrence of an event or when circumstances indicate that the net carrying amount is greater than its fair value. Assets are grouped and evaluated at the lowest level for their identifiable cash flows that are largely independent of the cash flows of other groups of assets. The Company considers historical performance and future estimated results in its evaluation of potential impairment and then compares the carrying amount of the asset to the future estimated cash flows expected to result from the use of the asset. If the carrying amount of the asset exceeds estimated expected undiscounted future cash flows, the Company measures the amount of impairment by comparing the carrying amount of the asset to its fair value. The estimation of fair value is generally measured by discounting expected future cash flows at the rate the Company utilizes to evaluate potential investments. The Company estimates fair value based on the information available in making whatever estimates, judgments and projections are considered necessary. There was no impairment of long-lived assets for the nine months ended September 30, 2017 and 2016.

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

While total comprehensive income is the activity in a period and is largely driven by net earnings in that period, accumulated other comprehensive income or loss (“AOCI”) represents the cumulative balance of other comprehensive income as of the balance sheet date. For the Company, AOCI is primarily the cumulative balance related to the currency adjustments and increased overall equity by $587,508 and $587,508 as of September 30, 2017 and December 31, 2016, respectively.

RECENT ACCOUNTING PRONOUNCEMENTS

Recent accounting pronouncements issued by the FASB, the AICPA and the SEC did not, or are not believed by management to, have a material effect on the Company’s present or future consolidated financial statements.

GOING CONCERN

The accompanying consolidated financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern. However, the Company has negative working capital of $7,023,743, an accumulated deficit of $8,067,431, and a stockholders’ deficit of $7,023,743 as of September 30, 2017. The Company’s ability to continue as a going concern ultimately is dependent on the management’s ability to obtain equity or debt financing, attain further operating efficiencies, and achieve profitable operations. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might be necessary should the Company not be able to continue as a going concern.

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

NOTE 3 - STOCKHOLDERS' EQUITY

Preferred Stock

As of September 30, 2017 and December 31, 2016, the Company had 20,000,000 shares of preferred stock authorized with a par value of $0.001. There were no shares issued and outstanding as of September 30, 2017.

Common Stock

As of September 30, 2017 and December 31, 2016, the Company had 50,000,000 shares of common stock authorized with a par value of $0.001. There were 15,812,191 shares issued and outstanding as of September 30, 2017 and December 31, 2016.

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

As of September 30, 2017, the Company had accumulated deficits of $8,067,431. Therefore, the Company did not appropriate any fund for the statutory surplus reserve for the nine months period ended September 30, 2017.

NOTE 4 – SUBSEQUENT EVENTS

Effective December 31, 2017, under the terms of a Bill of Sale, the Company agreed to sell, transfer convey and assign forever all of its rights, title and interest in its equity ownership interest in its subsidiary, Nanning Tongji Hospital, Inc., organized under the laws of the Peoples Republic of China to Placer Petroleum Co., LLC, an Arizona limited liability company. Pursuant to the Bill of Sale, consideration for this sale, transfer conveyance and assignment is Placer Petroleum Co, LLC assuming all liabilities of Nanning Tongji Hospital, Inc. as of December 31, 2017. As a result of the Bill of Sale, the related assets and liabilities of Nanning Tongji Hospital, Inc. will be reported as discontinued operations effective December 31, 2017.

On September 6, 2019, the Company issued 30,000,000 shares of common stock to Joseph Arcaro, its Chief Executive Officer, of which 15,000,000 shares were issued for repayment of related party debt totaling $15,000 and 15,000,000 shares were issued for consulting services totaling $15,000.

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

The Company had two major customers for the nine month periods ended September 30, 2017 and 2016: Nanning Social Insurance Center accounted for 50% and 26% of revenue for the nine month periods ended September 30, 2017 and 2016, respectively. China UMS accounted for 10% and 6% of revenue for the nine month periods ended September 30, 2017 and 2016, respectively.

The Company purchases the majority of its medicine supplies from Guangxi Liuzhou Medicine Co., Ltd., which accounted for 44% and 1% of all medicine purchases for nine month periods ended September 30, 2017 and 2016. The rest are from around 13 different suppliers.

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

At the closing in May 2017, Guangxi Yida Friendship Hospital Management, Inc. agreed that the sale price and VAT totaled RMB 90,000,000 (approximately $13,100,437) and paid VAT of RMB 5,094,340 (approximately $741,534) and other taxes expenses of RMB 696,838 (approximately $101,366). The final sale price changes to RMB 84,905,660 (approximately $12,358,902), and the final value-added tax (VAT) and other taxes liability is RMB 5,094,340 (approximately $741,534). The differences between the actual amount and estimated amount resulted in an additional net loss on sale of assets of RMB 1,094,340 (approximately $159,258) and VAT and other taxes expense of RMB 5,094,340 (approximately $82,128) in extraordinary items. As of September 30, 2017, we received payment of approximately $5,400,000.

Effective December 31, 2017, under the terms of a Bill of Sale, the Company agreed to sell, transfer convey and assign forever all of its rights, title and interest in its equity ownership interest in its subsidiary, Nanning Tongji Hospital, Inc., organized under the laws of the Peoples Republic of China to Placer Petroleum Co., LLC, an Arizona limited liability company. Pursuant to the Bill of Sale, consideration for this sale, transfer conveyance and assignment is Placer Petroleum Co, LLC assuming all liabilities of Nanning Tongji Hospital, Inc. as of December 31, 2017. As a result of the Bill of Sale, the related assets and liabilities of Nanning Tongji Hospital, Inc. will be reported as discontinued operations effective December 31, 2017. The foregoing description of the Bill of Sale is qualified in its entirety by reference to such Bill of Sale, which is filed hereto as Exhibit 99.1, and incorporated herein by reference.

On May 20, 2019, the eight judicial District Court of Clark County, Nevada, entered and Order Granting Application of Joseph Arcaro as Custodian of Tongji Healthcare Group, Inc. Pursuant to NRS 78.347(1)(b), pursuant to which Joseph Arcaro was appointed custodian of the Company and given authority to reinstate the Company with the State of Nevada under NRS 78.347. On May 23, 2019, Joseph Arcaro filed a Certificate of Reinstatement of the Company with the Secretary of State of the State of Nevada. In addition, on May 23, 2019, Joseph Arcaro filed an Annual List of the Company with the Secretary of State of the State of Nevada, designating himself as President, Secretary, Treasurer and Director of the Company for the filing period of 2017 to 2019.

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

Results of Operations - Nine Months Ended September 30, 2017 and 2016

Operating Revenues - Operating revenue for the nine month period ended September 30, 2017, which resulted primarily from in-patient service and out-patient service, was $0 compared with the operating revenue of $0 for the same period of 2016.

Continuing Operation was $246 for the nine month period ended September 30, 2017 compared to an continuing operation of $0 for the same period of 2016.

Discontinued Operation was $ 860,769 for the nine month period ended September 30, 2017 compared to an discontinued operation of $170,401 for the same period of 2016.

Net Loss - The Company had a net loss of $861,015 during the nine month period ended September 30, 2017, compared to a net loss of $170,401 for the comparative period in 2016.

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

Liquidity and Capital Resources

We are dependent upon interim funding provided by Management or an affiliated party to pay professional fees and expenses. Our Management and an affiliated party have agreed to provide funding as may be required to pay for accounting fees and other administrative expenses of the Company until the Company enters into a business combination. The Company would be unable to continue as a going concern without interim financing provided by Management.

If we require additional financing, we cannot predict whether equity or debt financing will become available at terms acceptable to us, if at all. The Company depends upon services provided by Management to fulfill its filing obligations under the Exchange Act. At present, the Company has no financial resources to pay for such services.

Going Concern

The accompanying consolidated financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern. However, the Company had an accumulated deficit of $7,909,070, and a stockholders’ deficit of $7,023,497 as of September 30, 2017. The Company’s ability to continue as a going concern ultimately is dependent on the management’s ability to obtain equity or debt financing, attain further operating efficiencies, and achieve profitable operations. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might be necessary should the Company not be able to continue as a going concern.

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

As of September 30, 2017, our management, under the supervision of and with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as required by Rules 13a-15(b) and 15d-15(b) under the Exchange Act. Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of September 30, 2017 as a result of the material weaknesses identified in our internal control over financial reporting, which are discussed below. Our management considers our internal control over financial reporting to be an integral part of our disclosure controls and procedures.

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

In September 2009, Guangxi Nanning Tingyouyuxiang Commercial Co., Ltd. (“Tingyouyuxiang”) filed a civil suit against Nanning Tongji Hospital, Inc. (“NTH”), a subsidiary of the Company in the People’s Court. In the complaint, Tingyouyuxiang asserted a breach of contract claim against NTH, alleging that NTH had failed to make timely and total payment of RMB 5,050,000 (approximately $800,000) under certain Supplement Agreement by and among NTH, Tingyouyuxiang and the Eighth Group of Langdong Village Committee, Nanhu Community Office, Qingxiu District, Nanning City (the “Village Committee”). One December 30, 2009, the People’s Court ruled that NTH shall pay to Tingyouyuxiang damages of RMB 5,050,000 (approximately $800,000) plus interest and the court hearing fee approximately $320,000. On March 9, 2013, NTH appealed to the Intermediate Court, alleging, among other things, that NTH was never served. On September 6, 2013, the Intermediate Court remanded the case to the People’s Court. On April 16, 2014, the Intermediate Court dismissed Tingyouyuxiang’s appeal and affirmed the decision of the People’s Court. Upon settlement of the lawsuit, the Company had accrued approximately $1,443,722 in settlement payable as of September 30, 2017.

Effective December 31, 2017, under the terms of a Bill of Sale, the Company agreed to sell, transfer convey and assign forever all of its rights, title and interest in its equity ownership interest in its subsidiary, Nanning Tongji Hospital, Inc., organized under the laws of the Peoples Republic of China to Placer Petroleum Co., LLC, an Arizona limited liability company. Pursuant to the Bill of Sale, consideration for this sale, transfer conveyance and assignment is Placer Petroleum Co, LLC assuming all liabilities of Nanning Tongji Hospital, Inc. as of December 31, 2017. As a result of the Bill of Sale, the related assets and liabilities of Nanning Tongji Hospital, Inc. will be reported as discontinued operations effective December 31, 2017.

Item 1A.	Risk Factors.

Not Applicable.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	Mine Safety Disclosures.

Not applicable.

Item 5.	Other Information.

None.

Item 6.	Exhibits.

Exhibit No.	Title of Document
3.1	Articles of Incorporation (1)
3.2	Bylaws (1)
99.1*	Bill of Sale, effective December 31, 2017
31*	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32**	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document*
101.SCH	XBRL Taxonomy Extension Schema Document*
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document*
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document*
101.LAB	XBRL Taxonomy Extension Label Linkbase Document*
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document*

* Filed herewith.

** Furnished herewith.

(1) Incorporated by reference.

SIGNATURES

Pursuant to the requirements of the securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TONGJI HEALTHCARE GROUP, INC.

Date: November 21, 2019	By:	/s/ Joseph Arcaro
Joseph Arcaro Chief Executive Officer (Principal Executive Officer)

Date: November 21, 2019	By:	/s/ Joseph Arcaro
Joseph Arcaro Chief Financial Officer (Principal Financial and Accounting Officer)

