Form 10-Q
period 2018-03-31
Tongji Healthcare Group, Inc.
filed 2019-11-21
CIK 1389518

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2018

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

FORM 10-Q

TONGJI HEALTHCARE GROUP, INC.

 PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

TONGJI HEALTHCARE GROUP, INC.
BALANCE SHEETS
(Unaudited)

	March 31,	December 31,
	2018	2017
ASSETS
CURRENT ASSETS
Cash	$—	$—
TOTAL CURRENT ASSETS	—	—
TOTAL ASSETS	$—	$—
LIABILITIES AND STOCKHOLDERS' DEFICIT
LIABILITIES
Current Liabilities:
Accounts payable and accrued expenses	$738	$492

Total Current Liabilities	738	492
Total Liabilities	738	492
STOCKHOLDERS’ DEFICIT
Preferred stock; $0.001 par value, 20,000,000 shares authorized and none issued and outstanding	—	—
Common stock; $0.001 par value, 50,000,000 shares authorized and 15,812,191 shares issued and outstanding as of March 31, 2018 and December 31, 2017 respectively	15,812	15,812
Additional paid-in capital	440,368	440,368
Accumulated deficit	(1,044,426)	(1,044,180)
Accumulated other comprehensive income	587,508	587,508
Total Stockholders’ Deficit	(738)	(492)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$—	$—

The accompanying notes are an integral part of these unaudited financial statements.

TONGJI HEALTHCARE GROUP, INC.
STATEMENTS OF OPERATIONS
(Unaudited)

	For the three months ended March 31,
	2018	2017

OPERATING REVENUE	—	—
OPERATING EXPENSES:
Administrative expenses	246	—
TOTAL OPERATING EXPENSES	246	—

LOSS FROM CONTINUING OPERATIONS	(246)	—

DISCONTINUED OPERATIONS:
Loss from discontinued operation	—	(163,189)
LOSS FROM DISCONTINUED OPERATIONS	—	(163,189)
NET LOSS	(246)	(163,189)

PER SHARE AMOUNTS
Income (loss) from continuing operations
Basic and diluted earnings per share	$(0.000)	$0.000
Income (loss) from discontinued operations
Basic and diluted earnings per share	0.000	(0.01)
Net income (loss)
Basic and diluted earnings per share	(0.00)	(0.01)

Weighted average common stock outstanding Basic and Diluted	15,812,191	15,812,191

The accompanying notes are an integral part of these unaudited financial statements.

STATEMENT OF CHANGES IN STOCKHOLDERS' DEFICIT
(Unaudited)

						Accumulated
	Common Stock		Additional Paid-in	Statutory	Accumulated	Other Comprehensive
	Shares	Amount	Capital	Reserve	Deficit	Income/(Loss)	Total
FOR THE THREE MONTHS ENDED MARCH 31, 2018 and 2017
Balance at December 31, 2016	15,812,191	$15,812	$440,368	$—	$(7,206,416)	$587,508	$(6,162,728)
Net loss	—	$—	$—	$—	(163,189)	—	(163,189)
Balance at March 31, 2017	15,812,191	$15,812	$440,368	$—	(7,369,605)	$587,508	(6,325,917)

Balance at December 31, 2017	15,812,191	$15,812	$440,368	$—	$(1,044,180)	$587,508	$(492)
Net loss		—	—	—	(246)	—	(246)
Balance at March 31, 2018	15,812,191	$15,812	$440,368	$—	$(1,044,426)	$587,508	$(738)

The accompanying notes are an integral part of these unaudited financial statements.

TONGJI HEALTHCARE GROUP, INC.
STATEMENTS OF CASH FLOWS
(Unaudited)

	For the three months ended March 31,
	2018	2017

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss for the period	$(246)	$(163,189)
Adjustments to reconcile net loss to net cash used in operating activities:
Loss on discontinued operation	—	163,189
Increase/(decrease) in operating assets and liabilities:
Increase/(decrease) accounts receivable	246	—

NET CASH PROVIDED BY (USED IN) DISCONTINUED OPERATING ACTIVITIES	—	—

CASH FLOWS FROM DISCONTINUED FINANCING ACTIVITIES

NET CASH PROVIDED BY (USED IN) DISCONTINUED FINANCING ACTIVITIES	—	—

NET INCREASE (DECREASE) IN CASH	—	—

Cash-Beginning of Period	—	—

Cash-End of Period	$—	$—

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest	$—	$—
Cash paid for income taxes	$—	$—

The accompanying notes are an integral part of these unaudited financial statements.

TONGJI HEALTHCARE GROUP, INC.

NOTES TO FINANCIAL STATEMENTS

March 31, 2018

NOTE 1 - ORGANIZATION

Nanning Tongji Hospital, Inc. ("NTH") was established in Nanning in the province of Guangxi of the People’s Republic of China ("PRC" or “China”) by the Nanning Tongji Medical Co. Ltd. and an individual on October 30, 2003.

NTH was a designated hospital for medical insurance in the city of Nanning and Guangxi province. NTH specializes in the areas of internal medicine, surgery, gynecology, pediatrics, emergency medicine, ophthalmology, medical cosmetology, rehabilitation, dermatology, otolaryngology, traditional Chinese medicine, medical imaging, anesthesia, acupuncture, physical therapy, health examination, and prevention.

On December 19, 2006, NTH filed the Articles of Incorporation in the State of Nevada to establish Tongji Healthcare Group, Inc. (the "Company"). On the same day, Tongji, Inc., a wholly owned subsidiary of the Company, was incorporated in the State of Colorado. Tongji Inc. was later dissolved on March 25, 2011.

On December 27, 2006, Tongji Inc. acquired 100% of the equity in NTH pursuant to an Agreement and Plan of Merger, pursuant to which NTH became a wholly owned subsidiary of Tongji Inc. Pursuant to the Agreement and Plan of Merger, the Company issued 15,652,557 shares of common stock to the stockholders of NTH in exchange for 100% of the issued and outstanding shares of common stock of NTH. Thereafter and for purposes of these financial statements the "Company" and "NTH" are used to refer to the operations of NTH. The acquisition of NTH was accounted for as a reverse acquisition under the purchase method of accounting since the stockholders of NTH obtained control of the entity. Accordingly, the reorganization of the two companies was recorded as a recapitalization of NTH, with NTH being treated as the continuing operating entity.

The Company is authorized to issue 50,000,000 shares of common stock, par value $0.001 per share and 20,000,000 shares of preferred stock, par value $0.001 per share.

Effective December 31, 2017, under the terms of a Bill of Sale, the Company agreed to sell, transfer convey and assign forever all of its rights, title and interest in its equity ownership interest in its subsidiary, NTH, organized under the laws of the Peoples Republic of China to Placer Petroleum Co., LLC, an Arizona limited liability company. Pursuant to the Bill of Sale, consideration for this sale, transfer conveyance and assignment is Placer Petroleum Co, LLC assuming all assets and liabilities of NTH as of December 31, 2017, which was filed as Exhibit 99.1 to the Company’s September 30, 2017 Quarterly Report on Form 10-Q. As a result of the Bill of Sale, the related assets and liabilities of Nanning Tongji Hospital, Inc. is being reported as discontinued operations effective December 31, 2017.

On May 20, 2019, the eight judicial District Court of Clark County, Nevada, entered and Order Granting Application of Joseph Arcaro as Custodian of Tongji Healthcare Group, Inc. Pursuant to NRS 78.347(1)(b), pursuant to which Joseph Arcaro was appointed custodian of the Company and given authority to reinstate the Company with the State of Nevada under NRS 78.347.

On May 23, 2019, Joseph Arcaro filed a Certificate of Reinstatement of the Company with the Secretary of State of the State of Nevada. The foregoing description of the Reinstatement is qualified in its entirety by reference to such Reinstatement, which is filed hereto as Exhibit 3.3, and incorporated herein by reference. In addition, on May 23, 2019, Joseph Arcaro filed an Annual List of the Company with the Secretary of State of the State of Nevada, designating himself as President, Secretary, Treasurer and Director of the Company for the filing period of 2017 to 2019.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accompanying financial statements have been prepared by management without audit pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted as allowed by such rules and regulations, and management believes that the disclosures are adequate to make the information presented not misleading. These financial statements include all of the adjustments, which, in the opinion of management, are necessary to a fair presentation of financial position and results of operations. All such adjustments are of a normal and recurring nature. Interim results are not necessarily indicative of results for a full year.

This summary of significant accounting policies of the Company is presented to assist in understanding the Company’s financial statements. The financial statements and notes are representations of the Company’s management, which is responsible for their integrity and objectivity. These accounting policies conform to generally accepted accounting principles and have been consistently applied in the preparation of the financial statements and the Form 10-Q.

BASIS OF PRESENTATION AND CONSOLIDATION

These financial statements present the Company’s results of operations, financial position and cash flows on a basis.

CASH AND CASH EQUIVALENTS

Cash and cash equivalents include cash on hand and cash in time deposits, certificates of deposit and all highly liquid instruments with original maturities of three months or less.

USE OF ESTIMATES

The preparation of these financial statements in accordance with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported assets and liabilities, disclosure of contingent assets and liabilities as of the date of the financial statements and the reported amounts of net revenues and expenses during the reporting period. Actual results may differ from those estimates and such differences may be material. The more significant estimates and assumptions by management include, among others, useful lives and residual values of fixed assets, valuation of inventories, accounts receivable, stock based compensation, and allowance for bad debt. The current economic environment has increased the degree of uncertainty inherent in these estimates and assumptions.

RECLASSIFICATIONS

Certain items previously reported under specific financial statement captions have been reclassified to conform to the current year presentation.

FAIR VALUE OF FINANCIAL INSTRUMENTS

The Company applies the provisions of FASB ASC Topic 825, which requires all entities to disclose the fair value of financial instruments, both assets and liabilities recognized and not recognized on the balance sheet, for which it is practicable to estimate fair value, and defines fair value of a financial instrument as the amount at which the instrument could be exchanged in a current transaction between willing parties. As of March 31, 2018 and December 31, 2017 the fair value of cash and cash equivalents, accounts receivable, other current receivable, accounts payable and accrued expenses, settlement payable, lease payable, notes payable and other payables approximated the carrying value due to the short maturity of the instruments, quoted market prices or interest rates which fluctuate with market rates except for related party debt or receivables for which it is not practicable to estimate fair value.

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

BASIC AND DILUTED EARNINGS PER SHARE

Earnings per share (EPS) is calculated in accordance with the FASB ASC Topic 260, “Earnings Per Share.” Basic net income (loss) per share is based upon the weighted average number of common shares outstanding. Diluted net income (loss) per share is based on the assumption that all dilutive convertible shares and stock options were converted or exercised. Dilution is computed by applying the treasury stock method. Under this method, options and warrants are assumed to be exercised at the beginning of the period (or at the time of issuance, if later), and as if funds obtained thereby were used to purchase common stock at the average market price during the period. Potentially dilutive securities to purchase 100,000 shares of common stock were not included in the calculation of the diluted earnings per share as their effect would be anti-dilutive for the quarter ended March 31, 2018. During the quarter ended March 31, 2018, the average market price of the common stock was less than the exercise price of the stock options and the Company was in net loss position. Accordingly, the stock options were anti-dilutive and have not been included in the calculation of diluted earnings per share.

INCOME TAXES

The Company follows Section 740-10-30 of the FASB Accounting Standards Codification, which requires recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred tax assets and liabilities are based on the differences between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the fiscal year in which the differences are expected to reverse. Deferred tax assets are reduced by a valuation allowance to the extent management concludes it is more likely than not that the assets will not be realized. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the fiscal years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the Statements of Income in the period that includes the enactment date.

The Company adopted section 740-10-25 of the FASB Accounting Standards Codification (“Section 740-10-25”) with regards to uncertainty in income taxes.  Section 740-10-25 addresses the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements.  Under Section 740-10-25, the Company may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position.  The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than fifty percent (50%) likelihood of being realized upon ultimate settlement. Section 740-10-25 also provides guidance on de-recognition, classification, interest and penalties on income taxes, accounting in interim periods and requires increased disclosures.  The Company had no material adjustments to its liabilities for unrecognized income tax benefits according to the provisions of Section 740-10-25.

ADOPTION OF NEW ACCOUNTING STANDARDS

In March 2016, the FASB issued ASU 2016-02, Leases (“ASU 2016-02”), which provides guidance for accounting for leases. ASU 2016-02 requires lessees to classify leases as either finance or operating leases and to record a right-of-use asset and a lease liability for all leases with a term greater than 12 months regardless of the lease classification. The lease classification will determine whether the lease expense is recognized based on effective interest rate method or a straight-line basis over the term of the lease. Accounting for lessors remains largely unchanged from current GAAP. ASU 2016-02 was effective for the Company’s fiscal year beginning after December 15, 2018 and subsequent interim periods. The Company has evaluated the adoption of ASU 2016-02 which was not applicable due to the Company having no leases.

The Company continually assesses any new accounting pronouncements to determine their applicability to the Company. Where it is determined that a new accounting pronouncement affects the Company’s financial reporting, the Company undertakes a study to determine the consequence of the change to its financial statements and assures that there are proper controls in place to ascertain that the Company’s financials properly reflect the change.

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

While total comprehensive income is the activity in a period and is largely driven by net earnings in that period, accumulated other comprehensive income or loss (“AOCI”) represents the cumulative balance of other comprehensive income as of the balance sheet date. For the Company, AOCI is primarily the cumulative balance related to the currency adjustments and increased overall equity by $587,508 and $587,508 as of March 31, 2018 and December 31, 2017, respectively.

GOING CONCERN

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern. However, as of December 31, 2017, the Company had negative working capital of $492, an accumulated deficit of $1,044,180, and a stockholders’ deficit of $492 and as of March 31, 2018, the Company had negative working capital of $738, an accumulated deficit of $1,044,426 and a stockholders’ deficit of $738. The Company’s ability to continue as a going concern ultimately is dependent on the management’s ability to obtain equity or debt financing, attain further operating efficiencies, and achieve profitable operations. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might be necessary should the Company not be able to continue as a going concern.

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

NOTE 3 - STOCKHOLDERS' EQUITY

Preferred Stock

As of March 31, 2018, and December 31, 2017, the Company had 20,000,000 shares of preferred stock authorized with a par value of $0.001. There were no shares issued and outstanding as of March 31, 2018 and December 31, 2017.

Common Stock

As of March 31, 2018, and December 31, 2017, the Company had 50,000,000 shares of common stock authorized with a par value of $0.001. There were 15,812,191 shares issued and outstanding as of March 31, 2018 and December 31, 2017.

NOTE 4 – ACCRUED EXPENSES

Accrued expenses incurred as of March 31, 2018 and December 31, 2017, is $738 and $492.

NOTE 5 – DISCONTINUED OPERATIONS

Effective December 31, 2017, under the terms of a Bill of Sale, the Company agreed to sell, transfer convey and assign forever all of its rights, title and interest in its equity ownership interest in its subsidiary, Nanning Tongji Hospital, Inc., organized under the laws of the Peoples Republic of China to Placer Petroleum Co., LLC, an Arizona limited liability company. Pursuant to the Bill of Sale, consideration for this sale, transfer conveyance and assignment is Placer Petroleum Co, LLC assuming all liabilities of Nanning Tongji Hospital, Inc. as of December 31, 2017. As a result of the Bill of Sale, the related assets and liabilities of Nanning Tongji Hospital, Inc. are being reported as discontinued operations effective December 31, 2017. A gain of $7,023,497 was recognized.

The following table summarizes the assets and liabilities of the discontinued operations effective December 31, 2017:

Assets and Liabilities	December 31, 2017
LIABILITIES:
Accounts payable and accrued expenses	1,045,482
Due to related parties	10,724,039
Other payable	727,470
Settlement payable	1,443,722
Current portion of capital lease payable	534,998
TOTAL LIABILITIES	14,475,711
ASSETS:
Cash	37,490
Accounts receivable, net	171,823
Due from related parties	189,841
Other current receivable	6,403,635
Medical supplies	81,472
Prepaid expenses and other current assets	13,403
Equipment, net	358,972
Other non-current receivable	174,239
Intangible assets, net	21,339
TOTAL ASSETS	7,452,214
GAIN ON DISCONTINUED OPERATIONS	7,023,497

The difference was treated as gain on discontinued operations and included in statement of operations.

NOTE 6 – SUBSEQUENT EVENTS

On September 6, 2019, the Company issued 30,000,000 shares of common stock to Joseph Arcaro, its Chief Executive Officer, of which 15,000,000 shares were issued for repayment of related party debt totaling $15,000 and 15,000,000 shares were issued for consulting services totaling $15,000.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

You should read the following discussion and analysis of our financial condition and results of operations in conjunction with our financial statements and the related condensed notes included elsewhere in this report. Our financial statements have been prepared in accordance with U.S. GAAP. The following discussion and analysis contains forward-looking statements that involve risks and uncertainties. Actual results could differ materially from those projected in the forward-looking statements.

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

Effective December 31, 2017, under the terms of a Bill of Sale, the Company agreed to sell, transfer convey and assign forever all of its rights, title and interest in its equity ownership interest in its subsidiary, Nanning Tongji Hospital, Inc., organized under the laws of the Peoples Republic of China to Placer Petroleum Co., LLC, an Arizona limited liability company. Pursuant to the Bill of Sale, consideration for this sale, transfer conveyance and assignment is Placer Petroleum Co, LLC assuming all liabilities of Nanning Tongji Hospital, Inc. as of December 31, 2017. As a result of the Bill of Sale, the related assets and liabilities of Nanning Tongji Hospital, Inc. will be reported as discontinued operations effective December 31, 2017. The foregoing description of the Bill of Sale is qualified in its entirety by reference to such Bill of Sale, which was filed as Exhibit 99.1 to the Company’s September 30, 2017 Quarterly Report on Form 10-Q.

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

Results of Operations - Three Months Ended March 31, 2018 and 2017

Operating Revenues - Operating revenue for the three month period ended March 31, 2018 and 2017, was $0.

Continuing Operation was $246 for the three month period ended March 31, 2018 compared to $0 for the comparative period of 2017.

Discontinued Operation was $0 for the three month period ended March 31, 2018 compared to $163,189 for the comparative period of 2017.

Net Loss - The Company had a net loss of $246 during the three month period ended March 31, 2018, compared to a net loss of $163,189 for the comparative period in 2017.

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

Going Concern

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern. However, the Company had an accumulated deficit of $1,044,426 as of March 31, 2018. The Company’s ability to continue as a going concern ultimately is dependent on the management’s ability to obtain equity or debt financing, attain further operating efficiencies, and achieve profitable operations. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might be necessary should the Company not be able to continue as a going concern.

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

As of March 31, 2018, our management, under the supervision of and with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as required by Rules 13a-15(b) and 15d-15(b) under the Exchange Act. Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of March 31, 2018 as a result of the material weaknesses identified in our internal control over financial reporting, which are discussed below. Our management considers our internal control over financial reporting to be an integral part of our disclosure controls and procedures.

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

Notwithstanding the material weaknesses described above, our management believes that there are no material inaccuracies or omissions of material fact and, to the best of its knowledge, believes that the financial statements included in this annual report present fairly, in all material respects, our financial position, results of operations, and cash flows for the periods presented in conformity with accounting principles generally accepted in the United States.

Changes in Internal Control over Financial Reporting

No changes in the Company's internal control over financial reporting has come to management's attention during the Company's last fiscal quarter that have materially affected, or are likely to materially affect, the Company's internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings.

None.

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

