Form 10-Q
period 2018-06-30
Tongji Healthcare Group, Inc.
filed 2019-11-21
CIK 1389518

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2018

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

FORM 10-Q

TONGJI HEALTHCARE GROUP, INC.

 PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

TONGJI HEALTHCARE GROUP, INC.
BALANCE SHEETS
(Unaudited)

	June 30,	December 31,
	2018	2017
ASSETS
CURRENT ASSETS
Cash	$—	$—
TOTAL CURRENT ASSETS	—	—
TOTAL ASSETS	$—	$—
LIABILITIES AND STOCKHOLDERS' DEFICIT
LIABILITIES
Current Liabilities:
Accounts payable and accrued expenses	$985	$492

Total Current Liabilities	985	492
Total Liabilities	985	492
STOCKHOLDERS’ DEFICIT
Preferred stock; $0.001 par value, 20,000,000 shares authorized and none issued and outstanding	—	—
Common stock; $0.001 par value, 50,000,000 shares authorized and 15,812,191 shares issued and outstanding as of June 30, 2018 and December 31, 2017, respectively	15,812	15,812
Additional paid-in capital	440,368	440,368
Accumulated deficit	(1,044,673)	(1,044,180
Accumulated other comprehensive income	587,508	587,508
Total Stockholders’ Deficit	(985)	(492

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$—	$—

The accompanying notes are an integral part of these unaudited financial statements.

TONGJI HEALTHCARE GROUP, INC.
STATEMENTS OF OPERATIONS
(Unaudited)

	For the three months ended June 30,		For the six months ended June 30,
	2018	2017	2018	2017

OPERATING REVENUE	—	—	—	—
OPERATING EXPENSES:
Administrative expenses	246	—	493	—
TOTAL OPERATING EXPENSES	246	—	493	—

LOSS FROM CONTINUING OPERATIONS	(246)	—	(493)	—

DISCONTINUED OPERATIONS:
Loss from discontinued operation	—	(643,989)		(860,769)
LOSS FROM DISCONTINUED OPERATIONS	—	(643,989)	—	(860,769)
NET LOSS	(246)	(643,989)	(493)	(860,769)

Loss from continuing operations
Basic and diluted earnings per share	$(0.00)	$—	$(0)	$—
Loss from discontinued operations
Basic and diluted earnings per share	—	(0.04)	—	(0.05)
Net loss
Basic and diluted earnings per share	$(0.00)	$(0.04)	$(0.00)	(0.05)

Weighted average common stock outstanding Basic and Diluted	15,812,191	15,812,191	15,812,191	$15,812,191

The accompanying notes are an integral part of these unaudited financial statements.

TONGJI HEALTHCARE GROUP, INC.
STATEMENT OF CHANGES IN STOCKHOLDERS' DEFICIT
(Unaudited)

						Accumulated
	Common Stock		Additional Paid-in	Statutory	Accumulated	Other Comprehensive
	Shares	Amount	Capital	Reserve	Deficit	Income/(Loss)	Total
FOR THE SIX MONTHS ENDED JUNE 30, 2018 and 2017
Balance at December 31, 2016	15,812,191	$15,812	$440,368	$—	$(7,206,416)	$587,508	$(6,162,728)

Net loss	—	$—	$—	$—	(860,769)	—	(860,769)
Balance at June 30, 2017	15,812,191	$15,812	$440,368	$—	$(8,067,185)	$587,508	$(7,023,497)

Balance at December 31, 2017	15,812,191	$15,812	$440,368	$—	$(1,044,180)	$587,508	$(492)
Net loss		—	—	—	(493)	—	(493)
Balance at June 30, 2018	15,812,191	$15,812	$440,368	$—	$(1,044,673)	$587,508	$(985)

The accompanying notes are an integral part of these unaudited financial statements.

TONGJI HEALTHCARE GROUP, INC.
STATEMENTS OF CASH FLOWS
(Unaudited)

	For the six months ended June 30,
	2018	2017

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss for the period	$(493)	$(860,769)
Adjustments to reconcile net loss to net cash used in operating activities:
Loss on discontinued operation		860,769
Increase/(decrease) in operating assets and liabilities:
Increase/(decrease) accounts receivable	493	—

NET CASH PROVIDED BY (USED IN) DISCONTINUED OPERATING ACTIVITIES	—	—

CASH FLOWS FROM DISCONTINUED FINANCING ACTIVITIES

NET CASH PROVIDED BY (USED IN) DISCONTINUED FINANCING ACTIVITIES	—	—

NET INCREASE (DECREASE) IN CASH	—	—

Cash-Beginning of Period	—	—

Cash-End of Period	$—	$—

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest	$—	$—
Cash paid for income taxes	$—	$—

The accompanying notes are an integral part of these unaudited financial statements.

TONGJI HEALTHCARE GROUP, INC.

NOTES TO FINANCIAL STATEMENTS

June 30, 2018

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

FAIR VALUE OF FINANCIAL INSTRUMENTS

The Company applies the provisions of FASB ASC Topic 825, which requires all entities to disclose the fair value of financial instruments, both assets and liabilities recognized and not recognized on the balance sheet, for which it is practicable to estimate fair value, and defines fair value of a financial instrument as the amount at which the instrument could be exchanged in a current transaction between willing parties. As of June 30, 2018 and December 31, 2017 the fair value of cash and cash equivalents, accounts receivable, other current receivable, accounts payable and accrued expenses, settlement payable, lease payable, notes payable and other payables approximated the carrying value due to the short maturity of the instruments, quoted market prices or interest rates which fluctuate with market rates except for related party debt or receivables for which it is not practicable to estimate fair value.

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

BASIC AND DILUTED EARNINGS PER SHARE

Earnings per share (EPS) is calculated in accordance with the FASB ASC Topic 260, “Earnings Per Share.” Basic net income (loss) per share is based upon the weighted average number of common shares outstanding. Diluted net income (loss) per share is based on the assumption that all dilutive convertible shares and stock options were converted or exercised. Dilution is computed by applying the treasury stock method. Under this method, options and warrants are assumed to be exercised at the beginning of the period (or at the time of issuance, if later), and as if funds obtained thereby were used to purchase common stock at the average market price during the period. Potentially dilutive securities to purchase 100,000 shares of common stock were not included in the calculation of the diluted earnings per share as their effect would be anti-dilutive for the year ended December 31, 2018. During the year ended December 31, 2018, the average market price of the common stock was less than the exercise price of the stock options and the Company was in net loss position. Accordingly, the stock options were anti-dilutive and have not been included in the calculation of diluted earnings per share.

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

While total comprehensive income is the activity in a period and is largely driven by net earnings in that period, accumulated other comprehensive income or loss (“AOCI”) represents the cumulative balance of other comprehensive income as of the balance sheet date. For the Company, AOCI is primarily the cumulative balance related to the currency adjustments and increased overall equity by $587,508 and $587,508 as of June 30, 2018 and December 31, 2017, respectively.

GOING CONCERN

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern. However, as of December 31, 2017, the Company had negative working capital of $492, an accumulated deficit of $1,044,180, and a stockholders’ deficit of $492 and as of June 30, 2018, the Company had negative working capital of $985, an accumulated deficit of $1,044,673 and a stockholders’ deficit of $985. The Company’s ability to continue as a going concern ultimately is dependent on the management’s ability to obtain equity or debt financing, attain further operating efficiencies, and achieve profitable operations. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might be necessary should the Company not be able to continue as a going concern.

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

NOTE 3 - STOCKHOLDERS' EQUITY

Preferred Stock

As of June 30, 2018, and December 31, 2017, the Company had 20,000,000 shares of preferred stock authorized with a par value of $0.001. There were no shares issued and outstanding as of June 30, 2018 and December 31, 2017.

Common Stock

As of June 30, 2018, and December 31, 2017, the Company had 50,000,000 shares of common stock authorized with a par value of $0.001. There were 15,812,191 shares issued and outstanding as of June 30, 2018 and December 31, 2017.

NOTE 4 – ACCRUED EXPENSES

Accrued expenses incurred as of June 30, 2018 and December 31, 2017, is $985 and $492.

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

Results of Operations – Three and Six Months Ended June 30, 2018 and 2017

Operating Revenues - Operating revenue for the three and six month period ended June 30, 2018 and 2017, was $0.

Continuing Operation was $246 and $493 for the three and six month period ended June 30, 2018 compared to $0 for the three and six month period ended June 30, 2017

Discontinued Operation was $0 and $643,989 for the three and six month period ended June 30, 2018 compared to $0 and $860,769 for the three and six month period ended June 30, 2017.

Net Loss - The Company had a net loss of $246 and $643,989 during the three and six month period ended June 30, 2018, compared to a net loss of $493 and $860,769 for the three and six month period ended June 30, 2017.

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

Going Concern

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern. However, the Company had an accumulated deficit of $1,044,673 as of June 30, 2018. The Company’s ability to continue as a going concern ultimately is dependent on the management’s ability to obtain equity or debt financing, attain further operating efficiencies, and achieve profitable operations. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might be necessary should the Company not be able to continue as a going concern.

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

As of June 30, 2018, our management, under the supervision of and with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as required by Rules 13a-15(b) and 15d-15(b) under the Exchange Act. Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of June 30, 2018 as a result of the material weaknesses identified in our internal control over financial reporting, which are discussed below. Our management considers our internal control over financial reporting to be an integral part of our disclosure controls and procedures.

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

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings.

None.

Item 1A.	Risk Factors.

Not Applicable.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	Mine Safety Disclosures.

Not applicable.

Item 5.	Other Information.

None.

Item 6.	Exhibits.

Exhibit No.	Title of Document
3.1	Articles of Incorporation (1)
3.2	Bylaws (1)
99.1	Bill of Sale, effective December 31, 2017(1)
31*	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32**	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document*
101.SCH	XBRL Taxonomy Extension Schema Document*
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document*
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document*
101.LAB	XBRL Taxonomy Extension Label Linkbase Document*
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document*

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

