Form 10-K
period 2018-12-31
Tongji Healthcare Group, Inc.
filed 2019-11-21
CIK 1389518

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2018

or

[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________________ to________________

Commission file number 333-140645

TONGJI HEALTHCARE GROUP, INC.
(Exact name of registrant as specified in its charter)

Nevada	99-0364697
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

3651 Lindell Road, Suite D517, Las Vegas, Nevada 89103

(Address of principal executive offices) (Zip Code)

Registrant’s telephone number, including area code (702) 479-3016

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
None	N/A

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, $0.001 par value
(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
Yes [   ]     No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
Yes [   ]     No [X]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [ ]     No [X]

Indicate by check mark whether the registrant has submitted electronically on its corporate Web site, if any, every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).
Yes [X]     No [  ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ]	Smaller reporting company [X]
(Do not check if a smaller reporting company)	Emerging growth company [ ]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [  ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).
Yes [   ]     No [X]

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter. Approximately $0 on June 30, 2018.

(APPLICABLE ONLY TO CORPORATE REGISTRANTS)

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date:

45,812,191 shares of common stock as of November 21, 2019

DOCUMENTS INCORPORATED BY REFERENCE

Not Applicable.

2

PART I

FORWARD-LOOKING STATEMENTS.

This report on Form 10-K contains "forward-looking statements" that involve risks and uncertainties. You should not place undue reliance on these forward-looking statements. Our actual results could differ materially from those anticipated in the forward-looking statements for many reasons, including the risks described in this Form 10-K and other filings we make with the Securities and Exchange Commission. Although we believe the expectations reflected in the forward-looking statements are reasonable, they relate only to events as of the date on which the statements are made. We do not intend to update any of the forward-looking statements after the date of this report to conform these statements to actual results or to changes in our expectations, except as required by law.

The following discussion and analysis of financial condition and results of operations is based upon, and should be read in conjunction with our audited financial statements and related notes thereto included elsewhere in this Form 10-K.

ITEM 1. BUSINESS

Corporate Overview

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

ITEM 1A. RISK FACTORS

Not applicable to smaller reporting companies.

ITEM 1B. UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2. PROPERTIES

The Company has no properties and does not lease office space.

ITEM 3. LEGAL PROCEEDINGS

We know of no material, active or pending legal proceedings against our company, nor are we involved as a plaintiff in any material proceeding or pending litigation. There are no proceedings in which any of our directors, officers or affiliates, or any registered or beneficial shareholder, is an adverse party or has a material interest adverse to our interest.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock is quoted on the OTC Markets Pink Sheets under the symbol TONJ.

Following is a report of high and low bid prices for each quarterly period for the years ended December 31, 2018 and 2017.

Quarter Ended	High	Low
12/31/2018	$0.001	$0.001
9/30/2018	$0.001	$0.001
6/30/2018	$0.15	$0.001
3/31/2018	$0.15	$0.13
12/31/2017	$0.15	$0.15
9/30/2017	$0.14	$0.13
6/30/2017	$0.10	$0.15
3/31/2017	$0.11	$0.09

Holders of Our Common Stock

As of November 21, 2019, there were 300 holders of record of our common stock and 15,812,191 shares of common stock outstanding.

There is currently only one class of common stock with one vote per share.

Island Stock Transfer at 15500 Roosevelt Boulevard, Suite 301, Clearwater, FL 33760, is the registrar and transfer agent for our common shares.

Dividends

We have not declared or paid dividends on shares of our common stock and we do not expect to declare or pay dividends on shares of our common stock for the foreseeable future. We intend to retain earnings, if any, to finance the development and expansion of our business. Our future dividend policy will be subject to the discretion of our board of directors and will depend upon our future earnings, if any, our financial condition, and other factors deemed relevant by the board.

Equity Compensation Plans

None.

Recent Sales of Unregistered Securities

None.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

We did not purchase any of our shares of common stock or other securities during our fiscal years ended December 31, 2018 or 2017.

ITEM 6. SELECTED FINANCIAL DATA

Not Applicable.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

For the year ended December 31, 2018 compared to December 31, 2017

Discontinued Operation – Discontinued operation was $6,162,728 for the year ended December 31, 2017.

Net Loss - The Company had a net loss of $985 for the year ended December 31, 2018 and $6,162,728 for the year ended December 31, 2017.

Liquidity

As of December 31, 2018, the Company has no business operations and no cash resources other than that provided by Management. We are dependent upon interim funding provided by Management to pay professional fees and expenses. Our Management have agreed to provide funding as may be required to pay for accounting fees and other administrative expenses of the Company until the Company enters into a business combination. The Company would be unable to continue as a going concern without interim financing provided by Management. As of December 31, 2018, we had $0 in cash.

If we require additional financing, we cannot predict whether equity or debt financing will become available at terms acceptable to us, if at all. The Company depends upon services provided by Management to fulfill its filing obligations under the Exchange Act. At present, the Company has no financial resources to pay for such services.

The Company does not currently engage in any business activities that provide cash flow. The costs of investigating and analyzing business combinations, maintaining the filing of Exchange Act reports, the investigation, analyzing, and consummation of an acquisition for an unlimited period of time will be paid from additional money contributed by Management.

The Company has only limited capital. Additional financing is necessary for the Company to continue as a going concern. Our independent auditors have unqualified audit opinion for the years ended December 31, 2018 with an explanatory paragraph on going concern.

Off-Balance Sheet Arrangements

As of December 31, 2018 and 2017, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K promulgated under the Securities Act of 1934.

Contractual Obligations and Commitments

As of December 31, 2018 and 2017, we did not have any contractual obligations.

Critical Accounting Policies

Our significant accounting policies are described in the notes to our financial statements for the year ended December 31, 2018 and 2017, and are included elsewhere in this registration statement.

Going Concern

The financial statements accompanying this report have been prepared on a going concern basis, which implies that our company will continue to realize its assets and discharge its liabilities and commitments in the normal course of business. Our company has not generated revenues since inception and has never paid any dividends and is unlikely to pay dividends or generate earnings in the immediate or foreseeable future. The continuation of our company as a going concern is dependent upon the continued financial support from our shareholders, the ability of our company to obtain necessary equity financing to achieve our operating objectives, and the attainment of profitable operations. As at December 31, 2018, our company has an accumulated deficit of $1,045,165. We do not have sufficient working capital to enable us to carry out our plan of operation for the next twelve months.

Due to the uncertainty of our ability to meet our current operating expenses and the capital expenses noted above in their report on the financial statements for the year ended December 31, 2018, our independent auditors included an explanatory paragraph regarding concerns about our ability to continue as a going concern. Our financial statements contain additional note disclosures describing the circumstances that lead to this disclosure by our independent auditors.

The continuation of our business is dependent upon us raising additional financial support. The issuance of additional equity securities by us could result in a significant dilution in the equity interests of our current stockholders. Obtaining commercial loans, assuming those loans would be available, will increase our liabilities and future cash commitments.

Critical Accounting Policies

The financial statements and the related notes of our company are prepared in accordance with generally accepted accounting principles in the United States and are expressed in US dollars.

Use of Estimates

The preparation of financial statements in conformity with United States generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The Company regularly evaluates estimates and assumptions related to deferred income tax asset valuation allowances. The Company bases its estimates and assumptions on current facts, historical experience and various other factors that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the accrual of costs and expenses that are not readily apparent from other sources. The actual results experienced by the Company may differ materially and adversely from the Company’s estimates. To the extent there are material differences between the estimates and the actual results, future results of operations will be affected.

Recent Accounting Pronouncements

In February 2016, the FASB issued an accounting standards update for leases. The ASU introduces a lessee model that brings most leases on the balance sheet. The new standard also aligns many of the underlying principles of the new lessor model with those in the current accounting guidance as well as the FASB’s new revenue recognition standard. However, the ASU eliminates the use of bright-line tests in determining lease classification as required in the current guidance. The ASU also requires additional qualitative disclosures along with specific quantitative disclosures to better enable users of financial statements to assess the amount, timing, and uncertainty of cash flows arising from leases. The pronouncement is effective for annual reporting periods beginning after December 15, 2019, and interim periods within fiscal years beginning after December 15, 2020, for nonpublic entities using a modified retrospective approach. Early adoption is permitted. The Company is still evaluating the impact that the new accounting guidance will have on its consolidated financial statements and related disclosures and has not yet determined the method by which it will adopt the standard.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Smaller reporting companies are not required to provide the information required by this item.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

To the shareholders and the board of directors of Tongji Healthcare Group, Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Tongji Healthcare Group, Inc. (the "Company") as of December 31, 2018 and 2017, the related statements of operations, stockholders' equity (deficit), and cash flows for the years then ended, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and 2017, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

Substantial Doubt about the Company’s Ability to Continue as a Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company’s minimal activities raise substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ BF Borgers CPA PC

BF Borgers CPA PC

We have served as the Company's auditor since 2019

Lakewood, CO

November 21, 2019

TONGJI HEALTHCARE GROUP, INC.
BALANCE SHEETS

	December 31,	December 31,
	2018	2017
ASSETS
CURRENT ASSETS
Cash	$—	$—
TOTAL CURRENT ASSETS	—	—
TOTAL ASSETS	$—	$—
LIABILITIES AND STOCKHOLDERS' DEFICIT
LIABILITIES
Current Liabilities:
Accounts payable and accrued expenses	1,477	492

Total Current Liabilities	1,477	492
Total Liabilities	1,477	492
STOCKHOLDERS’ DEFICIT
Preferred stock; $0.001 par value, 20,000,000 shares authorized and none issued and outstanding	—	—
Common stock; $0.001 par value, 50,000,000 shares authorized and 15,812,191 shares issued and outstanding as of December 31, 2018 and December 31, 2017, respectively	15,812	15,812
Additional paid-in capital	440,368	440,368
Accumulated deficit	(1,045,165)	(1,044,180
Accumulated other comprehensive income	587,508	587,508
Total Stockholders’ Deficit	(1,477)	(492

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$—	$—

The accompanying notes are an integral part of these financial statements.

TONGJI HEALTHCARE GROUP, INC.
STATEMENTS OF OPERATIONS

	For the years ended December 31,
	2018	2017

OPERATING REVENUE	$—	$—
OPERATING EXPENSES:
Administrative expenses	985	492
TOTAL OPERATING EXPENSES	985	492

INCOME (LOSS) FROM CONTINUING OPERATIONS	(985)	(492)

DISCONTINUED OPERATIONS:
Gain (loss) on disposal from discontinued operations	—	7,023,497
Loss from discontinued operation	—	(860,769)
INCOME (LOSS) FROM DISCONTINUED OPERATIONS	—	6,162,728
NET INCOME ( LOSS)	(985)	6,162,236

PER SHARE AMOUNTS
Income (loss) from continuing operations
Basic and diluted earnings per share	$(0.000)	$(0.000)
Income (loss) from discontinued operations
Basic and diluted earnings per share	0.000	0.39
Net income (loss)
Basic and diluted earnings per share	(0.00)	0.39

Weighted average common stock outstanding Basic and Diluted	15,812,191	15,812,191

The accompanying notes are an integral part of these condensed financial statements.

TONGJI HEALTHCARE GROUP, INC.
STATEMENT OF CHANGES IN STOCKHOLDERS' DEFICIT

			Additional			Accumulated
	Common Stock		Paid-in	Statutory	Accumulated	Other Comprehensive
	Shares	Amount	Capital	Reserve	Deficit	Income/(Loss)	Total
FOR THE YEAR ENDED DECEMBER 31, 2018 and 2017
Balance at December 31, 2016	15,812,191	$15,812	$440,368	$—	$(7,206,416)	$587,508	$(6,162,728)
Net loss	—	$—	$—	$—	$6,162,236	$—	$6,162,236
Balance at December 31, 2017	15,812,191	$15,812	$440,368	$—	$(1,044,180)	$587,508	$(492)

Net loss		—	—	—	(985)	—	(985)
Balance at December 31, 2018	15,812,191	$15,812	$440,368	$—	$(1,045,165)	$587,508	$(1,477)

The accompanying notes are an integral part of these condensed financial statements.

TONGJI HEALTHCARE GROUP, INC.
STATEMENTS OF CASH FLOWS

	For the years ended December 31,
	2018	2017

CASH FLOWS FROM OPERATING ACTIVITIES
Net Income (loss) for the period	$(985)	$6,162,236
Adjustments to reconcile net loss to net cash used in operating activities:
(Gain) loss on disposal of assets and liabilities from discontinued operations	—	(7,023,497)
Loss on discontinued operation	—	860,769
Increase/(decrease) in operating assets and liabilities:
Increase/(decrease) accounts payable and accrued expenses	985	492
Increase/(decrease) current liabilities of discontinued operation	—	(6,162,728)

NET CASH PROVIDED BY (USED) IN OPERATING ACTIVITIES	—	(6,162,728)
NET CASH PROVIDED BY (USED) IN OPERATING ACTIVITIES FROM DISCONTINUED OPERATIONS	—	6,162,728
NET CASH PROVIDED BY (USED) IN DISCONTINUED OPERATING ACTIVITIES	—	—

NET CASH USED IN DISCONTINUED INVESTING ACTIVITIES	—	—

NET CASH USED IN DISCONTINUED FINANCING ACTIVITIES	—	—

NET INCREASE (DECREASE) IN CASH	—	—

Cash-Beginning of Period	—	—

Cash-End of Period	$—	$—

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest	$—	$—
Cash paid for income taxes	$—	$—

The accompanying notes are an integral part of these condensed financial statements.

TONGJI HEALTHCARE GROUP, INC.

NOTES TO FINANCIAL STATEMENTS

December 31, 2018 and 2017

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

This summary of significant accounting policies of the Company is presented to assist in understanding the Company’s financial statements. The financial statements and notes are representations of the Company’s management, which is responsible for their integrity and objectivity. These accounting policies conform to generally accepted accounting principles and have been consistently applied in the preparation of the financial statements and the Form 10-K.

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

FAIR VALUE OF FINANCIAL INSTRUMENTS

The Company applies the provisions of FASB ASC Topic 825, which requires all entities to disclose the fair value of financial instruments, both assets and liabilities recognized and not recognized on the balance sheet, for which it is practicable to estimate fair value, and defines fair value of a financial instrument as the amount at which the instrument could be exchanged in a current transaction between willing parties. As of December 31, 2018 and December 31, 2017 the fair value of cash and cash equivalents, accounts receivable, other current receivable, accounts payable and accrued expenses, settlement payable, lease payable, notes payable and other payables approximated the carrying value due to the short maturity of the instruments, quoted market prices or interest rates which fluctuate with market rates except for related party debt or receivables for which it is not practicable to estimate fair value.

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

While total comprehensive income is the activity in a period and is largely driven by net earnings in that period, accumulated other comprehensive income or loss (“AOCI”) represents the cumulative balance of other comprehensive income as of the balance sheet date. For the Company, AOCI is primarily the cumulative balance related to the currency adjustments and increased overall equity by $587,508 and $587,508 as of December 31, 2018 and December 31, 2017, respectively.

GOING CONCERN

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern. However, as of December 31, 2018, the Company had negative working capital of $1,477, an accumulated deficit of $1,045,165, and a stockholders’ deficit of $1,477 and as of December 31, 2017, the Company had negative working capital of $492, an accumulated deficit of $1,044,180 and a stockholders’ deficit of $492. The Company’s ability to continue as a going concern ultimately is dependent on the management’s ability to obtain equity or debt financing, attain further operating efficiencies, and achieve profitable operations. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might be necessary should the Company not be able to continue as a going concern.

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

NOTE 3 - STOCKHOLDERS' EQUITY

Preferred Stock

As of December 31, 2018 and December 31, 2017, the Company had 20,000,000 shares of preferred stock authorized with a par value of $0.001. There were no shares issued and outstanding as of December 31, 2018 and December 31, 2017.

Common Stock

As of December 31, 2018 and December 31, 2017, the Company had 50,000,000 shares of common stock authorized with a par value of $0.001. There were 15,812,191 shares issued and outstanding as of December 31, 2018 and December 31, 2017.

NOTE 4 – ACCRUED EXPENSES

Accrued expenses incurred as of December 31, 2018 and December 31, 2017, is $1,477 and $492.

NOTE 5 – INCOME TAX

The cumulative tax effect at the expected rate of 21% and 21% respectively of significant items comprising our net deferred tax amount is as follows as of December 31, 2018 and 2017:

	December 31, 2018	December 31, 2017
Deferred Tax Assets and Liabilities:
Net operating loss carry forwards	$(219,485)	$(219,277)
Valuation allowance	219,485	219,277
Net deferred tax assets	$—	$—

	December 31, 2018	December 31, 2017
Income tax at U.S. statutory rate	$21.00%	$21.00%
Valuation allowance	$(21.00)%	$(21.00)%
	—	—

NOTE 6 – DISCONTINUED OPERATIONS

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

NOTE 7– SUBSEQUENT EVENTS

On September 6, 2019, the Company issued 30,000,000 shares of common stock to Joseph Arcaro, its Chief Executive Officer, of which 15,000,000 shares were issued for repayment of related party debt totaling $15,000 and 15,000,000 shares were issued for consulting services totaling $15,000.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Management, evaluated the effectiveness of our disclosure controls and procedures, as defined under Exchange Act Rule 13a-15(e). Based upon this evaluation, the Chief Executive Officer concluded that, as of December 31, 2018, the disclosure controls and procedures were not effective. The ineffectiveness of our Company’s disclosure controls and procedures was due to the existence of material weaknesses identified below.

Disclosure controls and procedures are the controls and other procedures that are designed to ensure that information required to be disclosed in our Company’s Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the Securities Exchange Commission’s rules and forms.

Management’s Report On Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined under Exchange Act Rules 13a-15(f) and 14d-14(f). Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

All internal control systems, no matter how well designed, have inherent limitations and may not prevent or detect misstatements. Therefore, even those systems determined to be effective can only provide reasonable assurance with respect to financial reporting reliability and financial statement preparation and presentation. In addition, projections of any evaluation of effectiveness to future periods are subject to risk that controls become inadequate because of changes in conditions and that the degree of compliance with the policies or procedures may deteriorate.

8

Management assessed the effectiveness of our company’s internal control over financial reporting as of December 31, 2018. In making the assessment, management used the criteria issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO - 2013) in Internal Control-Integrated Framework. Based on its assessment, management concluded that, as of December 31, 2018, our Company’s internal control over financial reporting was not effective.

Management has identified the following material weaknesses:

•	We do not have accounting staff with sufficient technical accounting knowledge relating to accounting for U.S. income taxes and complex US GAAP matters

We intend to take appropriate and reasonable steps to make the necessary improvements to remediate these material weaknesses. In particular, we intend to hire staff with U.S. GAAP expertise if we can obtain additional financing and hire professionals to prepare and complete the filing of our corporate tax returns.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal controls over financial reporting that occurred during our fourth fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

 PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors and Executive Officers

The following individual serves as the director and executive officers of our Company. All directors of our Company hold office until the next annual meeting of our shareholders or until their successors have been elected and qualified. The executive officers of our Company are appointed by our board of directors and hold office until their death, resignation or removal from office.

Name	Position	Age
Joseph Arcaro	President, Chief Executive Officer, Secretary, Chief Financial Officer, Treasurer and Director	53

Significant Employees

There are no family relationships between or among our directors or executive officers.

ITEM 11. EXECUTIVE COMPENSATION

No executive compensation was paid during the fiscal years ended December 31, 2017 and 2016. The Company has no employment agreement with any of its officers and directors.

Employment Agreements

There are currently no employment agreements in effect.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Security ownership of certain beneficial owners

The following table sets forth, as of November 21, 2019, certain information with respect to the beneficial ownership of our common stock by our current directors and executive officers as a group. Each person has sole voting and investment power with respect to the shares of common stock they hold, except as otherwise indicated. Beneficial ownership consists of a direct interest in the shares of common stock, except as otherwise indicated. As of November 21, 2019, there were no shareholders known by us to be the beneficial owner of more than 5% of our common stock except as set forth in the following table.

9

Name and Address of Beneficial Owners & Directors	Class	Number of Shares Beneficially Owned	Percent of Class (1)
Joseph Arcaro, Chief Executive Officer, President, Secretary, Treasurer and Chairman of the Board of Directors 3651 Lindell Road Suite D517 Las Vegas, Nevada 89103	Common Stock	30,000,000	30,000,000
All Executive Officer and Directors as a group (1 person)	Common Stock	65%	65%

More than 5% Holders
Yunhui Yu Jinhuroad Num 22 Mingdu Park Nanning Guangxi 32221 China	Common Stock	7,000,000	44.2%

(1) Based upon 45,812,191 issued and outstanding shares of common stock as of November 21, 2019

Changes in Control

We are unaware of any contract or other arrangement the operation of which may at a subsequent date result in a change of control of our company.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

None.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Audit fees

The following table shows the aggregate fees we paid for professional services provided to us for 2017 and 2016:

	2018		2017
Audit Fees	$	XX	7
Audit-Related Fees		0	0
Tax Fees		0	0
All Other Fees		0	0

Total	$	XX	7,000

Audit Related Fees

For the fiscal years ended December 31, 2018 and 2017, we paid approximately $0 and $0, respectively, for audit related services.

Tax Fees

For our fiscal years ended December 31, 2018 and 2017, we paid $0 and $0 respectively, for professional services rendered for tax compliance, tax advice, and tax planning.

All Other Fees

We did not incur any other fees related to services rendered by our independent registered public accounting firm for the fiscal years ended December 31, 2018 and 2017.

In the above tables, “audit fees” are fees billed by our company’s external auditor for services provided in auditing our company’s annual financial statements for the subject year. “Audit-related fees” are fees not included in audit fees that are billed by the auditor for assurance and related services that are reasonably related to the performance of the audit and review of our company’s financial statements. “Tax fees” are fees billed by the auditor for professional services rendered for tax compliance, tax advice and tax planning. “All other fees” are fees billed by the auditor for products and services not included in the foregoing categories.

Policy on Pre-Approval by Audit Committee of Services Performed by Independent Auditors

The board of directors pre-approves all services provided by our independent auditors. All of the above services and fees were reviewed and approved by the board of directors before the respective services were rendered.

10

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

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

ITEM 16. FORM 10-K SUMMARY. None

11

 SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TONGJI HEALTHCARE GROUP, INC.

/s/ Joseph Arcaro
By: Joseph Arcaro, Chief Executive Officer, President, Treasurer and Chairman of the Board of Directors
(Principal Executive Officer, Principal Financial Officer and Director)
Dated: November 21, 2019

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Joseph Arcaro
By: Joseph Arcaro, Chief Executive Officer, President, Treasurer and Chairman of the Board of Directors
(Principal Executive Officer, Principal Financial Officer and Director)
Dated: November 21, 2019

12