Form 10-Q
period 2019-06-30
Tongji Healthcare Group, Inc.
filed 2019-11-21
CIK 1389518

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2019

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

2

FORM 10-Q

TONGJI HEALTHCARE GROUP, INC.

 PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

TONGJI HEALTHCARE GROUP, INC.
BALANCE SHEETS

	June 30,	December 31,
	2019	2018
ASSETS
CURRENT ASSETS
Cash	$-	$-
TOTAL CURRENT ASSETS	-	-
TOTAL ASSETS	$-	$-
LIABILITIES AND STOCKHOLDERS' DEFICIT
LIABILITIES
Current Liabilities:
Accrued expenses	$3,810	$1,477
Accounts payable	100	-
Due to related parties	11,478	-
Total Current Liabilities	15,388	1,477
Total Liabilities	15,388	1,477
STOCKHOLDERS’ DEFICIT
Preferred stock; $0.001 par value, 20,000,000 shares authorized and none issued and outstanding	-	-
Common stock; $0.001 par value, 50,000,000 shares authorized and 15,812,191 shares issued and outstanding as of Jun 30, 2019 and December 31, 2018 respectively	15,812	15,812
Additional paid-in capital	440,368	440,368
Accumulated deficit	(1,059,076)	(1,045,165)
Accumulated other comprehensive income	587,508	587,508
Total Stockholders’ Deficit	(15,388)	(1,477)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$-	$-

The accompanying notes are an integral part of these financial statements.

TONGJI HEALTHCARE GROUP, INC.
STATEMENTS OF OPERATIONS

	For the three months ended June 30,		For the six months ended June 30,
	2019	2018	2019	2018

REVENUE	$-	$-	$-	$-
OPERATING EXPENSES:
Administrative expenses	2,855	246	3,101	493
Professional fees	10,810	-	10,810	-
TOTAL OPERATING EXPENSES	13,665	246	13,911	493

LOSS FROM OPERATIONS	(13,665)	(246)	(13,911)	(493)

Provision for income taxes	-	-	-	-
NET LOSS	$(13,665)	$(246)	$(13,911)	$(493)

Net loss per share basic and diluted earnings	$(0.001)	$(0.000)	$(0.001)	$(0.000)

Weighted average common stock outstanding Basic and Diluted	15,812,191	15,812,191	15,812,191	15,812,191

The accompanying notes are an integral part of these financial statements.

TONGJI HEALTHCARE GROUP, INC.
STATEMENT OF CHANGES IN STOCKHOLDERS' DEFICIT

			Additional			Accumulated
	Common Stock		Paid-in	Statutory	Accumulated	Other Comprehensive
	Shares	Amount	Capital	Reserve	Deficit	Income/(Loss)	Total
FOR THE THREE MONTHS ENDED June 30, 2018 and 2019
Balance at March 31, 2018	15,812,191	$15,812	$440,368	$-	$(1,044,426)	$587,508	$(738)
Net loss	-	-	-	-	(246)	-	(246)
Balance at June 30, 2018	15,812,191	$15,812	$440,368	$-	$(1,044,672)	$587,508	$(984)

Balance at March 31, 2019	15,812,191	$15,812	$440,368	$-	$(1,045,411)	$587,508	$(1,723)
Net loss		-	-	-	(13,665)	-	(13,665)
Balance at June 30, 2019	15,812,191	$15,812	$440,368	$-	$(1,059,076)	$587,508	$(15,388)

FOR THE SIX MONTHS ENDED June 30, 2018 and 2019
Balance at December 31, 2017	15,812,191	$15,812	$440,368	$-	$(1,044,180)	$587,508	$(492)
Net loss	-	-	-	-	(493)	-	(493)
Balance at June 30, 2018	15,812,191	$15,812	$440,368	$-	$(1,044,673)	$587,508	$(985)

Balance at December 31, 2018	15,812,191	$15,812	$440,368	$-	$(1,045,165)	$587,508	$(1,477)
Net loss		-	-	-	(13,911)	-	(13,911)
Balance at June 30, 2019	15,812,191	15,812	440,368	-	$(1,059,076)	$587,508	$(15,388)

The accompanying notes are an integral part of these financial statements.

TONGJI HEALTHCARE GROUP, INC.
STATEMENTS OF CASH FLOWS

	For the six months ended June 30,
	2019	2018

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss for the period	$(13,911)	$(493)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization expense	-	-
Increase/(decrease) in operating assets and liabilities:
Increase/(decrease) accounts payable	100	-
Increase/(decrease) accrued expenses	2,333	493
NET CASH PROVIDED BY (USED) IN OPERATING ACTIVITIES	(11,478)	-

NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	-	-

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from related party debt	11,478	-
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	11,478	-

NET INCREASE (DECREASE) IN CASH	-	-

Cash-Beginning of Period	-	-

Cash-End of Period	$-	$-

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

The accompanying notes are an integral part of these financial statements.

TONGJI HEALTHCARE GROUP, INC.

NOTES TO FINANCIAL STATEMENTS

June 30, 2019

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

FAIR VALUE OF FINANCIAL INSTRUMENTS

The Company applies the provisions of FASB ASC Topic 825, which requires all entities to disclose the fair value of financial instruments, both assets and liabilities recognized and not recognized on the balance sheet, for which it is practicable to estimate fair value, and defines fair value of a financial instrument as the amount at which the instrument could be exchanged in a current transaction between willing parties. As of June 30, 2019 and December 31, 2018 the fair value of cash and cash equivalents, accounts receivable, other current receivable, accounts payable and accrued expenses, settlement payable, lease payable, notes payable and other payables approximated the carrying value due to the short maturity of the instruments, quoted market prices or interest rates which fluctuate with market rates except for related party debt or receivables for which it is not practicable to estimate fair value.

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

While total comprehensive income is the activity in a period and is largely driven by net earnings in that period, accumulated other comprehensive income or loss (“AOCI”) represents the cumulative balance of other comprehensive income as of the balance sheet date. For the Company, AOCI is primarily the cumulative balance related to the currency adjustments and increased overall equity by $587,508 and $587,508 as of June 30, 2019 and December 31, 2018, respectively.

GOING CONCERN

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern. However, as of June 30, 2019, the Company had negative working capital of $15,388, an accumulated deficit of $1,059,076, and a stockholders’ deficit of $15,388 and as of December 31, 2018, the Company had negative working capital of $1,477, an accumulated deficit of $1,045,165 and a stockholders’ deficit of $492. The Company’s ability to continue as a going concern ultimately is dependent on the management’s ability to obtain equity or debt financing, attain further operating efficiencies, and achieve profitable operations. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might be necessary should the Company not be able to continue as a going concern.

NOTE 3 - STOCKHOLDERS' EQUITY

Preferred Stock

As of June 30, 2019 and December 31, 2018, the Company had 20,000,000 shares of preferred stock authorized with a par value of $0.001. There were no shares issued and outstanding as of June 30, 2019 and December 31, 2018.

Common Stock

As of June 30, 2019 and December 31, 2018, the Company had 50,000,000 shares of common stock authorized with a par value of $0.001. There were 15,812,191 shares issued and outstanding as of June 30, 2019 and December 31, 2018.

NOTE 4 – ACCRUED EXPENSES

Accrued expenses incurred as of June 30, 2019 and December 31, 2018, is $3,810 and $1,477.

NOTE 5 – RELATED PARTY TRANSACTIONS

As of June 30, 2019, Joseph Arcaro, the Company’s Chief Executive Officer, paid expenses on behalf of the Company totaling $11,478 to revive the Company’s operations.

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

Results of Operations – Three and Six Months Ended June 30, 2019 and 2018

Operating Revenues - Operating revenue for the three and six month period ended June 30, 2019 and 2018, was $0.

Net Loss - The Company had a net loss of $13,665 and $13,911 during the three and six month period ended June 30, 2019, compared to a net loss of $246 and $493 for the three and six month period ended June 30, 2018.

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

Going Concern

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern. However, the Company had an accumulated deficit of $1,059,076 as of June 30, 2019. The Company’s ability to continue as a going concern ultimately is dependent on the management’s ability to obtain equity or debt financing, attain further operating efficiencies, and achieve profitable operations. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might be necessary should the Company not be able to continue as a going concern.

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

As of June 30, 2019, our management, under the supervision of and with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as required by Rules 13a-15(b) and 15d-15(b) under the Exchange Act. Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of June 30, 2019 as a result of the material weaknesses identified in our internal control over financial reporting, which are discussed below. Our management considers our internal control over financial reporting to be an integral part of our disclosure controls and procedures.

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

