Form 10-Q
period 2019-09-30
Tongji Healthcare Group, Inc.
filed 2019-11-21
CIK 1389518

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2019

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

2

FORM 10-Q

TONGJI HEALTHCARE GROUP, INC.

 PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

TONGJI HEALTHCARE GROUP, INC.
BALANCE SHEETS

	September 30,	December 31,
	2019	2018
ASSETS
CURRENT ASSETS
Cash	$-	$-
TOTAL CURRENT ASSETS	-	-
TOTAL ASSETS	$-	$-
LIABILITIES AND STOCKHOLDERS' DEFICIT
LIABILITIES
Current Liabilities:
Accrued expenses	$-	$1,477
Accounts payable	228	-
Due to related parties	488	-
Total Current Liabilities	716	1,477
Total Liabilities	716	1,477
STOCKHOLDERS’ DEFICIT
Preferred stock; $0.001 par value, 20,000,000 shares authorized and none issued and outstanding	-	-
Common stock; $0.001 par value, 50,000,000 shares authorized and 45,812,191 shares issued and outstanding as of September 30, 2019 and 15,812,191 shares issued and outstanding as of December 31, 2018, respectively	45,812	15,812
Additional paid-in capital	440,368	440,368
Accumulated deficit	(1,074,404)	(1,045,165)
Accumulated other comprehensive income	587,508	587,508
Total Stockholders’ Deficit	(716)	(1,477)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$-	$-

The accompanying notes are an integral part of these financial statements.

TONGJI HEALTHCARE GROUP, INC.
STATEMENTS OF OPERATIONS

	For the three months ended September 30,		For the nine months ended September 30,
	2019	2018	2019	2018

REVENUE	$-	$-	$-	$-
OPERATING EXPENSES:
Administrative expenses	328	246	3,429	739
Consulting services	15,000		15,000
Professional fees	-	-	10,810	-
TOTAL OPERATING EXPENSES	15,328	246	29,239	739

LOSS FROM OPERATIONS	(15,328)	(246)	(29,239)	(739)

Provision for income taxes	-	-	-	-
NET LOSS	$(15,328)	$(246)	$(29,239)	$(739)

Net loss per share basic and diluted earnings	$(0.001)	$(0.000)	$(0.002)	$(0.000)

Weighted average common stock outstanding Basic and Diluted	23,964,365	15,812,191	18,559,444	15,812,191

The accompanying notes are an integral part of these financial statements.

TONGJI HEALTHCARE GROUP, INC.
STATEMENT OF CHANGES IN STOCKHOLDERS' DEFICIT

			Additional			Accumulated
	Common Stock		Paid-in	Statutory	Accumulated	Other Comprehensive
	Shares	Amount	Capital	Reserve	Deficit	Income/(Loss)	Total
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2018 and 2019
Balance at June 30, 2018	15,812,191	$15,812	$440,368	$-	$(1,044,673)	$587,508	$(985)
Net loss	-	-	-	-	(246)	-	(246)
Balance at September 30, 2018	15,812,191	$15,812	$440,368	$-	$(1,044,919)	$587,508	$(1,231)

Balance at June 30, 2019	15,812,191	$15,812	$440,368	$-	$(1,059,076)	$587,508	$(15,388)
Stock issued for related party debt	15,000,000	15,000	-	-	-	-	15,000
Stock issued for services	15,000,000	15,000	-	-	-	-	15,000
Net loss		-	-	-	(15,328)	-	(15,328)
Balance at September 30, 2019	45,812,191	$45,812	$440,368	$-	$(1,074,404)	$587,508	$(716)

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2018 and 2019
Balance at December 31, 2017	15,812,191	$15,812	$440,368	$-	$(1,044,180)	$587,508	$(492)
Net loss	-	-	-	-	(739)	-	(739)
Balance at September 30, 2018	15,812,191	$15,812	$440,368	$-	$(1,044,919)	$587,508	$(1,231)

Balance at December 31, 2018	15,812,191	$15,812	$440,368	$-	$(1,045,165)	$587,508	$(1,477)
Stock issued for related party debt	15,000,000	15,000	-	-	-	-	15,000
Stock issued for services	15,000,000	15,000	-	-	-	-	15,000
Net loss		-	-	-	(29,239)	-	(29,239)
Balance at September 30, 2019	45,812,191	$45,812	$440,368	$-	$(1,074,404)	$587,508	$(716)

The accompanying notes are an integral part of these financial statements.

TONGJI HEALTHCARE GROUP, INC.
STATEMENTS OF CASH FLOWS

	For the nine months ended September 30,
	2019	2018

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss for the period	$(29,239)	$(739)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization expense	-	-
Shares issued for services and related party debt	30,000	-
Increase/(decrease) in operating assets and liabilities:
Increase/(decrease) accounts payable	228	-
Increase/(decrease) accrued expenses	(1,477)	739
NET CASH PROVIDED BY (USED) IN OPERATING ACTIVITIES	(488)	-

NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	-	-

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from related party debt	15,488	-
Repayment of related party debt	15,000	-
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	488	-

NET INCREASE (DECREASE) IN CASH	-	-

Cash-Beginning of Period	-	-

Cash-End of Period	$-	$-

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

NON-CASH FINANCING AND INVESTING ACTIVITIES:
Shares issued for related party	$15,000	$-
Shares issued for services	$15,000	$-

The accompanying notes are an integral part of these financial statements.

 TONGJI HEALTHCARE GROUP, INC.

NOTES TO FINANCIAL STATEMENTS

September 30, 2019

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

FAIR VALUE OF FINANCIAL INSTRUMENTS

The Company applies the provisions of FASB ASC Topic 825, which requires all entities to disclose the fair value of financial instruments, both assets and liabilities recognized and not recognized on the balance sheet, for which it is practicable to estimate fair value, and defines fair value of a financial instrument as the amount at which the instrument could be exchanged in a current transaction between willing parties. As of September 30, 2019 and December 31, 2018 the fair value of cash and cash equivalents, accounts receivable, other current receivable, accounts payable and accrued expenses, settlement payable, lease payable, notes payable and other payables approximated the carrying value due to the short maturity of the instruments, quoted market prices or interest rates which fluctuate with market rates except for related party debt or receivables for which it is not practicable to estimate fair value.

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

While total comprehensive income is the activity in a period and is largely driven by net earnings in that period, accumulated other comprehensive income or loss (“AOCI”) represents the cumulative balance of other comprehensive income as of the balance sheet date. For the Company, AOCI is primarily the cumulative balance related to the currency adjustments and increased overall equity by $587,508 and $587,508 as of September 30, 2019 and December 31, 2018, respectively.

GOING CONCERN

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern. However, as of September 30, 2019, the Company had negative working capital of $716, an accumulated deficit of $1,074,404, and a stockholders’ deficit of $716 and as of December 31, 2018, the Company had negative working capital of $1,477, an accumulated deficit of $1,045,165 and a stockholders’ deficit of $1,477. The Company’s ability to continue as a going concern ultimately is dependent on the management’s ability to obtain equity or debt financing, attain further operating efficiencies, and achieve profitable operations. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might be necessary should the Company not be able to continue as a going concern.

NOTE 3 - STOCKHOLDERS' EQUITY

Preferred Stock

As of September 30, 2019 and December 31, 2018, the Company had 20,000,000 shares of preferred stock authorized with a par value of $0.001. There were no shares issued and outstanding as of September 30, 2019 and December 31, 2018.

Common Stock

As of September 30, 2019 and December 31, 2018, the Company had 50,000,000 shares of common stock authorized with a par value of $0.001. There were 45,812,191 and 15,812,191 shares issued and outstanding as of September 30, 2019 and December 31, 2018.

On September 6, 2019, the Company issued 30,000,000 shares of common stock to Joseph Arcaro, Chief Executive Officer, of which 15,000,000 shares were issued for repayment of related party debt totaling $15,000 and 15,000,000 shares were issued for consulting services totaling $15,000.

NOTE 4 – ACCRUED EXPENSES

Accrued expenses incurred as of September 30, 2019 and December 31, 2018, is $NIL and $1,477.

NOTE 5 – RELATED PARTY TRANSACTIONS

During the nine months ended September 30, 2019, Joseph Arcaro, the Company’s Chief Executive Officer, paid expenses on behalf of the Company totaling $15,488 to revive the Company’s operations.

On September 6, 2019, the Company issued 30,000,000 shares of common stock to Joseph Arcaro, Chief Executive Officer, of which 15,000,000 shares were issued for repayment of related party debt totaling $15,000 and 15,000,000 shares were issued for consulting services totaling $15,000 (Refer Note 3).

As of September 30, 2019, the Company had a due to related party payable of $488.

NOTE 6 – SUBSEQUENT EVENTS

The Company evaluated all events or transactions that occurred after September 30, 2019 through November 21, 2019. The Company determined that it does not have any subsequent event requiring recording or disclosure in the financial statements for the period ended September 30, 2019.

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

Results of Operations – Three and Nine Months Ended September 30, 2019 and 2018

Operating Revenues - Operating revenue for the three and nine month period ended September 30, 2019 and 2018, was $0.

Net Loss - The Company had a net loss of $15,328 and $29,239 during the three and nine month period ended September 30, 2019, compared to a net loss of $246 and $739 for the three and nine month period ended September 30, 2018.

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

Going Concern

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern. However, the Company had an accumulated deficit of $1,074,404 as of September 30, 2019. The Company’s ability to continue as a going concern ultimately is dependent on the management’s ability to obtain equity or debt financing, attain further operating efficiencies, and achieve profitable operations. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might be necessary should the Company not be able to continue as a going concern.

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

As of September 30, 2019, our management, under the supervision of and with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as required by Rules 13a-15(b) and 15d-15(b) under the Exchange Act. Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of September 30, 2019 as a result of the material weaknesses identified in our internal control over financial reporting, which are discussed below. Our management considers our internal control over financial reporting to be an integral part of our disclosure controls and procedures.

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

