Form 10-K
period 2019-12-31
Tongji Healthcare Group, Inc.
filed 2020-04-07
CIK 1389518

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2019

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
Yes [   ]     No [X]

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter. Approximately $0 on June 30, 2019.

(APPLICABLE ONLY TO CORPORATE REGISTRANTS)

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date:

45,812,191 shares of common stock as of April 1, 2020

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

Effective December 31, 2017, under the terms of a Bill of Sale, the Company agreed to sell, transfer convey and assign forever all of its rights, title and interest in its equity ownership interest in its subsidiary, NTH, organized under the laws of the Peoples Republic of China to Placer Petroleum Co., LLC, an Arizona limited liability company. Pursuant to the Bill of Sale, consideration for this sale, transfer conveyance and assignment is Placer Petroleum Co, LLC assuming all assets and liabilities of NTH as of December 31, 2017, which was filed as Exhibit 99.1 to the Company’s September 30, 2017 Quarterly Report on Form 10-Q. As a result of the Bill of Sale, the related assets and liabilities of Nanning Tongji Hospital, Inc. was reported as discontinued operations effective December 31, 2017.

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

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock is quoted on the OTC Markets Pink Sheets under the symbol TONJ.

Following is a report of high and low bid prices for each quarterly period for the years ended December 31, 2019 and 2018.

Quarter Ended	High	Low
12/31/2019	$0.18	$0.03
9/30/2019	$0.05	$0.04
6/30/2019	$0.05	$0.04
3/31/2019	$0.001	$0.001
12/31/2018	$0.001	$0.001
9/30/2018	$0.001	$0.001
6/30/2018	$0.15	$0.001
3/31/2018	$0.15	$0.13

Holders of Our Common Stock

As of March 30, 2020, there were 301 holders of record of our common stock and 45,812,191 shares of common stock outstanding.

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

None.

Recent Sales of Unregistered Securities

None.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

We did not purchase any of our shares of common stock or other securities during our fiscal years ended December 31, 2019 or 2018.

ITEM 6. SELECTED FINANCIAL DATA

Not Applicable.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

For the year ended December 31, 2019 compared to December 31, 2018

Net Loss - The Company had a net loss of $74,764 for the year ended December 31, 2019 and $985 for the year ended December 31, 2018.

Liquidity

As of December 31, 2019, the Company has no business operations and no cash resources other than that provided by Management. We are dependent upon interim funding provided by Management to pay professional fees and expenses. Our Management have agreed to provide funding as may be required to pay for accounting fees and other administrative expenses of the Company until the Company enters into a business combination. The Company would be unable to continue as a going concern without interim financing provided by Management. As of December 31, 2019, we had $0 in cash.

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

The Company has only limited capital. Additional financing is necessary for the Company to continue as a going concern. Our independent auditors have unqualified audit opinion for the year ended December 31, 2019 with an explanatory paragraph on going concern.

Off-Balance Sheet Arrangements

As of December 31, 2019 and 2018, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K promulgated under the Securities Act of 1934.

Contractual Obligations and Commitments

As of December 31, 2019 and 2018, we did not have any contractual obligations.

Critical Accounting Policies

Our significant accounting policies are described in the notes to our financial statements for the year ended December 31, 2019 and 2018, and are included elsewhere in this registration statement.

Going Concern

The financial statements accompanying this report have been prepared on a going concern basis, which implies that our company will continue to realize its assets and discharge its liabilities and commitments in the normal course of business. Our company has not generated revenues since inception and has never paid any dividends and is unlikely to pay dividends or generate earnings in the immediate or foreseeable future. The continuation of our company as a going concern is dependent upon the continued financial support from our shareholders, the ability of our company to obtain necessary equity financing to achieve our operating objectives, and the attainment of profitable operations. As at December 31, 2019, our company has an accumulated deficit of $1,119,929. We do not have sufficient working capital to enable us to carry out our plan of operation for the next twelve months.

Due to the uncertainty of our ability to meet our current operating expenses and the capital expenses noted above in their report on the financial statements for the year ended December 31, 2019, our independent auditors included an explanatory paragraph regarding concerns about our ability to continue as a going concern. Our financial statements contain additional note disclosures describing the circumstances that lead to this disclosure by our independent auditors.

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

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Tongji Healthcare Group, Inc. (the "Company") as of December 31, 2019 and 2018, the related statements of operations, stockholders' equity (deficit), and cash flows for the years then ended, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States.

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

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

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

Substantial Doubt about the Company’s Ability to Continue as a Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company’s significant operating losses raise substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ BF Borgers CPA PC

BF Borgers CPA PC

We have served as the Company's auditor since 2019

Lakewood, CO

April 7, 2020

TONGJI HEALTHCARE GROUP, INC.
BALANCE SHEETS
	For the Year Ended December 31,
	2019	2018
ASSETS
CURRENT ASSETS
Cash	$—	$—
TOTAL CURRENT ASSETS	—	—
TOTAL ASSETS	$—	$—
LIABILITIES AND STOCKHOLDERS' DEFICIT
LIABILITIES
Current Liabilities:
Accrued expenses	$—	$1,477
Accounts payable	30,753	—
Due to related parties	15,488	—
Total Current Liabilities	46,241	1,477
Total Liabilities	46,241	1,477
STOCKHOLDERS’ DEFICIT
Preferred stock; $0.001 par value, 20,000,000 shares authorized and none issued and outstanding as of December 31, 2019 and December 31, 2018, respectively	—	—
Common stock; $0.001 par value, 50,000,000 shares authorized and 45,812,191 shares issued and outstanding as of December 31, 2019 and 15,812,191 shares issued and outstanding as of December 31, 2018	45,812	15,812
Additional paid-in capital	440,368	440,368
Accumulated deficit	(1,119,929)	(1,045,165)
Accumulated other comprehensive income	587,508	587,508
Total Stockholders’ Deficit	(46,241)	(1,477)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$—	$—

The accompanying notes are an integral part of these financial statements.

TONGJI HEALTHCARE GROUP, INC.
STATEMENTS OF OPERATIONS
	For the Year Ended December 31,
	2019	2018

REVENUE	$—	$—
OPERATING EXPENSES:
Consulting services	15,000	—
General and administrative expenses	5,979	985
Professional fees	53,785	—
TOTAL OPERATING EXPENSES	74,764	985

LOSS FROM OPERATIONS	(74,764)	(985)

Provision for income taxes	—	—
NET LOSS	$(74,764)	$(985)

Net loss per share basic and diluted earnings	$(0.003)	$(0.000)

Weighted average common stock outstanding Basic and Diluted	25,428,629	15,812,191

The accompanying notes are an integral part of these financial statements.

TONGJI HEALTHCARE GROUP, INC.
STATEMENT OF CHANGES IN STOCKHOLDERS' DEFICIT

	Common Stock		Additional Paid-in	Statutory	Accumulated	Accumulated Other Comprehensive
	Shares	Amount	Capital	Reserve	Deficit	Income/(Loss)	Total
FOR THE YEAR ENDED DECEMBER 31, 2018 and 2019
Balance at December 31, 2017	15,812,191	$15,812	$440,368	$—	$(1,044,180)	$587,508	(492)
Net loss for the year ended December 31, 2018	—	—	—	—	(985)	—	(985)
Balance at December 31, 2018	15,812,191	$15,812	$440,368	$—	$(1,045,165)	$587,508	(1,477)

Stock issued for related party debt	15,000,000	15,000	—	—	—	—	15,000
Stock issued for services	15,000,000	15,000	—	—	—	—	15,000
Net loss for the year ended December 31, 2019		—	—	—	(74,764)	—	(74,764)
Balance at December 31, 2019	45,812,191	45,812	440,368	—	$(1,119,929)	$587,508	(46,241)

The accompanying notes are an integral part of these financial statements.

TONGJI HEALTHCARE GROUP, INC.
STATEMENTS OF CASH FLOWS
	For the Year Ended December 31,
	2019	2018

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss for the period	$(74,764)	$(985)
Adjustments to reconcile net loss to net cash used in operating activities:
Shares issued for services	15,000	—
Increase/(decrease) in operating assets and liabilities:
Increase/(decrease) accounts payable	30,753	—
Increase/(decrease) accrued expenses	(1,477)	985
NET CASH PROVIDED BY (USED) IN OPERATING ACTIVITIES	(30,488)	—

NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	—	—

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from related party debt	15,488	—
Repayment of related party debt	15,000	—
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	30,488	—

NET INCREASE (DECREASE) IN CASH	—	—

Cash-Beginning of Period	—	—

Cash-End of Period	$—	$—

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest	$—	$—
Cash paid for income taxes	$—	$—

NON-CASH FINANCING AND INVESTING ACTIVITIES:
Shares issued for related party	$15,000	$—
Shares issued for services	$15,000	$—
The accompanying notes are an integral part of these financial statements.

TONGJI HEALTHCARE GROUP, INC.

NOTES TO FINANCIAL STATEMENTS

December 31, 2019

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

FAIR VALUE OF FINANCIAL INSTRUMENTS

The Company applies the provisions of FASB ASC Topic 825, which requires all entities to disclose the fair value of financial instruments, both assets and liabilities recognized and not recognized on the balance sheet, for which it is practicable to estimate fair value, and defines fair value of a financial instrument as the amount at which the instrument could be exchanged in a current transaction between willing parties. As of December 31, 2019 and December 31, 2018 the fair value of cash and cash equivalents, accounts receivable, other current receivable, accounts payable and accrued expenses, settlement payable, lease payable, notes payable and other payables approximated the carrying value due to the short maturity of the instruments, quoted market prices or interest rates which fluctuate with market rates except for related party debt or receivables for which it is not practicable to estimate fair value.

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

-	Level 1 – observable market inputs that are unadjusted quoted prices for identical assets or liabilities in active markets.
-	Level 2 – other significant observable inputs (including quoted prices for similar securities, interest rates, credit risk, etc.).
-	Level 3 – significant unobservable inputs (including the Company’s own assumptions in determining the fair value of investments).

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

BASIC AND DILUTED EARNINGS PER SHARE

Earnings per share (EPS) is calculated in accordance with the FASB ASC Topic 260, “Earnings Per Share.” Basic net income (loss) per share is based upon the weighted average number of common shares outstanding. Diluted net income (loss) per share is based on the assumption that all dilutive convertible shares and stock options were converted or exercised. Dilution is computed by applying the treasury stock method. Under this method, options and warrants are assumed to be exercised at the beginning of the period (or at the time of issuance, if later), and as if funds obtained thereby were used to purchase common stock at the average market price during the period. Potentially dilutive securities to purchase 100,000 shares of common stock were not included in the calculation of the diluted earnings per share as their effect would be anti-dilutive for the year ended December 31, 2019. During the year ended December 31, 201, the average market price of the common stock was less than the exercise price of the stock options and the Company was in net loss position. Accordingly, the stock options were anti-dilutive and have not been included in the calculation of diluted earnings per share.

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

While total comprehensive income is the activity in a period and is largely driven by net earnings in that period, accumulated other comprehensive income or loss (“AOCI”) represents the cumulative balance of other comprehensive income as of the balance sheet date. For the Company, AOCI is primarily the cumulative balance related to the currency adjustments and increased overall equity by $587,508 and $587,508 as of December 31, 2019 and December 31, 2018, respectively.

GOING CONCERN

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern. However, as of December 31, 2019, the Company had negative working capital of $46,241, an accumulated deficit of $1,119,929, and a stockholders’ deficit of $46,241 and as of December 31, 2018, the Company had negative working capital of $1,477, an accumulated deficit of $1,045,165 and a stockholders’ deficit of $1,477. The Company’s ability to continue as a going concern ultimately is dependent on the management’s ability to obtain equity or debt financing, attain further operating efficiencies, and achieve profitable operations. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might be necessary should the Company not be able to continue as a going concern.

NOTE 3 - STOCKHOLDERS' EQUITY

Preferred Stock

As of December 31, 2019 and December 31, 2018, the Company had 20,000,000 shares of preferred stock authorized with a par value of $0.001. There were no shares issued and outstanding as of December 31, 2019 and December 31, 2018, respectively.

Common Stock

As of December 31, 2019 and December 31, 2018, the Company had 50,000,000 shares of common stock authorized with a par value of $0.001. There were 45,812,191 and 15,812,191 shares issued and outstanding as of December 31, 2019 and December 31, 2018, respectively.

Stock Issuance

On September 6, 2019, the Company issued 30,000,000 shares of common stock to Joseph Arcaro, Chief Executive Officer, of which 15,000,000 shares were issued for repayment of related party debt totaling $15,000 and 15,000,000 shares were issued for consulting services totaling $15,000.

NOTE 4 – ACCRUED EXPENSES

Accrued expenses incurred as of December 31, 2019 and December 31, 2018, is $0 and $1,477.

NOTE 5 – RELATED PARTY TRANSACTIONS

During the year ended December 31, 2019, Joseph Arcaro, the Company’s Chief Executive Officer, paid expenses on behalf of the Company totaling $30,488 to revive the Company’s operations.

On September 6, 2019, the Company issued 30,000,000 shares of common stock to Joseph Arcaro, Chief Executive Officer, of which 15,000,000 shares were issued for repayment of related party debt totaling $15,000 and 15,000,000 shares were issued for consulting services totaling $15,000 (Refer Note 3).

As of December 31, 2019, the Company had a due to related party payable of $15,488.

NOTE 6 – INCOME TAXES

The provision for Federal income tax consists of the following for the year ended December 31, 2019 and 2018:

	December 31, 2019	December 31, 2018
Federal income tax benefit attributable to:
Current Operations	$15,700	$207
Less: valuation allowance	(15,700)	(207)
Net provision for Federal income taxes	$—	$—

The cumulative tax effect at the expected rate of 21% and 21% respectively of significant items comprising our net deferred tax amount is as follows as of December 31, 2019 and 2018:

	December 31, 2019	December 31, 2018
Deferred Tax Asset	$235,185	$219,485
Valuation allowance	(235,185)	(219,485)
Net Deferred Tax Asset	$—	$—

The Company has not recognized a deferred tax asset in these financial statements as it is not more-likely-than-not that the future taxable profit against which loss can be utilized will be realized.  Accordingly, a 100% valuation allowance has been made.

The expected tax expense (benefit) based on the U.S. federal statutory rate is reconciled with actual tax expense (benefit) as follows:

	December 31, 2019	December 31, 2018
Income tax at U.S. statutory rate	$21.00%	$21.00%
Valuation allowance	$(21.00)%	$(21.00)%

	—	—

NOTE 7 – SUBSEQUENT EVENTS

The Company’s management evaluated subsequent events through the date the financial statements were issued and noted no subsequent events.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Management, evaluated the effectiveness of our disclosure controls and procedures, as defined under Exchange Act Rule 13a-15(e). Based upon this evaluation, the Chief Executive Officer concluded that, as of December 31, 2019, the disclosure controls and procedures were not effective. The ineffectiveness of our Company’s disclosure controls and procedures was due to the existence of material weaknesses identified below.

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

8

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

Name	Position	Age
Joseph Arcaro	President, Chief Executive Officer, Secretary, Chief Financial Officer, Treasurer and Director	55

Significant Employees

There are no family relationships between or among our directors or executive officers.

ITEM 11. EXECUTIVE COMPENSATION

No executive compensation was paid during the fiscal years ended December 31, 2019 and 2018. The Company has no employment agreement with any of its officers and directors.

Employment Agreements

There are currently no employment agreements in effect.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Security ownership of certain beneficial owners

The following table sets forth, as of April 1, 2020, certain information with respect to the beneficial ownership of our common stock by our current directors and executive officers as a group. Each person has sole voting and investment power with respect to the shares of common stock they hold, except as otherwise indicated. Beneficial ownership consists of a direct interest in the shares of common stock, except as otherwise indicated. As of April 1, 2020, there were no shareholders known by us to be the beneficial owner of more than 5% of our common stock except as set forth in the following table.

Name and Address of Beneficial Owners & Directors	Class	Number of Shares Beneficially Owned	Percent of Class (1)

Joseph Arcaro, Chief Executive Officer, President, Secretary, Treasurer and Chairman of the Board of Directors 3651 Lindell Road Suite D517 Las Vegas, Nevada 89103	Common Stock	30,000,000	65%
All Executive Officer and Directors as a group (1 person)	Common Stock	30,000,000	65%

More than 5% Holders
Yunhui Yu Jinhuroad Num 22 Mingdu Park Nanning Guangxi 32221 China	Common Stock	7,000,000	15%

(1) Based upon 45,812,191 issued and outstanding shares of common stock as of March 30, 2020

Changes in Control

We are unaware of any contract or other arrangement the operation of which may at a subsequent date result in a change of control of our company.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

None.

9

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Audit fees

The following table shows the aggregate fees we paid for professional services provided to us for 2019 and 2018:

	2019	2018
Audit Fees	$12,960	20,000
Audit-Related Fees	0	0
Tax Fees	0	0
All Other Fees	0	0

Total	$12,960	20,000

Audit Related Fees

For the fiscal years ended December 31, 2019 and 2018, we paid approximately $12,960 and $20,000, respectively, for audit related services.

Tax Fees

For our fiscal years ended December 31, 2019 and 2018, we paid $0 and $0 respectively, for professional services rendered for tax compliance, tax advice, and tax planning.

All Other Fees

For our fiscal years ended December 31, 2019 and 2018, we paid $0 and $0, respectively, for any other fees related to services rendered by our independent registered public accounting firm.

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

None.

10

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
Dated: April 7, 2020

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
Dated: April 7, 2020

11