Form 10-Q
period 2020-03-31
Tongji Healthcare Group, Inc.
filed 2020-05-08
CIK 1389518

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2020

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from ______________ to _____________

Commission file number: 333-140645

TONGJI HEALTHCARE GROUP, INC.

(Exact name of registrant as specified in its charter)

Nevada	99-0364697
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

3651 Lindell Road, D517 Las Vegas, Nevada	89103
(Address of principal executive offices)	(Zip Code)

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

Indicate the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:

As of May 8, 2020, there were 45,812,191 shares of $0.001 par value common stock issued and outstanding.

2

FORM 10-Q

TONGJI HEALTHCARE GROUP, INC.

 PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

TONGJI HEALTHCARE GROUP, INC.
BALANCE SHEETS

	March 31, 2020	December 31, 2019
	Unaudited	Audited
ASSETS
CURRENT ASSETS
Cash	$—	$—
TOTAL CURRENT ASSETS	—	—
TOTAL ASSETS	$—	$—
LIABILITIES AND STOCKHOLDERS' DEFICIT
LIABILITIES
Current Liabilities:
Accounts payable	$18,803	$30,753
Due to related parties	27,738	15,488
Total Current Liabilities	46,541	46,241
Total Liabilities	46,541	46,241
STOCKHOLDERS’ DEFICIT
Preferred stock; $0.001 par value, 20,000,000 shares authorized and none issued and outstanding at March 31, 2020 December 31, 2019, respectively	—	—
Common stock; $0.001 par value, 50,000,000 shares authorized and 45,812,191 shares issued and outstanding at March 31, 2020 December 31, 2019, respectively	45,812	45,812
Additional paid-in capital	440,368	440,368
Accumulated deficit	(1,120,229)	(1,119,929)
Accumulated other comprehensive income	587,508	587,508
Total Stockholders’ Deficit	(46,541)	(46,241)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$—	$—

The accompanying notes are an integral part of these unaudited financial statements.

TONGJI HEALTHCARE GROUP, INC.
STATEMENTS OF OPERATIONS
(Unaudited)

	For the three months ended March 31,
	2020	2019

REVENUE	$—	$—
OPERATING EXPENSES:
General and administrative expenses	300	246
TOTAL OPERATING EXPENSES	300	246

LOSS FROM OPERATIONS	(300)	(246)

Provision for income taxes	—	—
NET LOSS	$(300)	$(246)

Net loss per share basic and diluted earnings	$(0.000)	$(0.000)

Weighted average common stock outstanding Basic and Diluted	15,812,191	15,812,191

The accompanying notes are an integral part of these unaudited financial statements.

TONGJI HEALTHCARE GROUP, INC.
STATEMENT OF CHANGES IN STOCKHOLDERS' DEFICIT
Unaudited

						Accumulated
	Common Stock		Additional Paid-in	Statutory	Accumulated	Other Comprehensive
	Shares	Amount	Capital	Reserve	Deficit	Income/(Loss)	Total
FOR THE THREE MONTHS ENDED MARCH 31, 2020 and 2019
Balance at December 31, 2018	15,812,191	$15,812	$440,368	$—	$(1,045,165)	$587,508	(1,477)
Net loss for the period ended March 31, 2019	—	—	—	—	(246)	—	(246)
Balance at March 31, 2019	15,812,191	$15,812	$440,368	$—	$(1,045,411)	$587,508	(1,723)

Balance at December 31, 2019	45,812,191	45,812	440,368	—	(1,119,929)	587,508	(46,241)
Net loss for the period ended March 31, 2020		—	—	—	(300)	—	(300)
Balance at March 31, 2020	45,812,191	45,812	440,368	—	$(1,120,229)	$587,508	(46,541)

The accompanying notes are an integral part of these unaudited financial statements.

TONGJI HEALTHCARE GROUP, INC.
STATEMENTS OF CASH FLOWS
Unaudited

	For the three months ended March 31,
	2020	2019

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss for the period	$(300)	$(246)
Adjustments to reconcile net loss to net cash used in operating activities:
Increase (decrease) in operating assets and liabilities:
Increase (decrease) accounts payable	(11,950)	—
Increase (decrease) accrued expenses	—	246
NET CASH PROVIDED BY (USED) IN OPERATING ACTIVITIES	(12,250)	—

NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	—	—

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from related party debt	12,250	—
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	12,250	—

NET INCREASE (DECREASE) IN CASH	—	—

Cash-Beginning of Period	—	—

Cash-End of Period	$—	$—

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest	$—	$—
Cash paid for income taxes	$—	$—

The accompanying notes are an integral part of these financial statements.

TONGJI HEALTHCARE GROUP, INC.

NOTES TO FINANCIAL STATEMENTS

MARCH 31, 2020

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

FAIR VALUE OF FINANCIAL INSTRUMENTS

The Company applies the provisions of FASB ASC Topic 825, which requires all entities to disclose the fair value of financial instruments, both assets and liabilities recognized and not recognized on the balance sheet, for which it is practicable to estimate fair value, and defines fair value of a financial instrument as the amount at which the instrument could be exchanged in a current transaction between willing parties. As of March 31, 2020 and December 31, 2019 the fair value of cash and cash equivalents, accounts receivable, other current receivable, accounts payable and accrued expenses, settlement payable, lease payable, notes payable and other payables approximated the carrying value due to the short maturity of the instruments, quoted market prices or interest rates which fluctuate with market rates except for related party debt or receivables for which it is not practicable to estimate fair value.

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

BASIC AND DILUTED EARNINGS PER SHARE

Earnings per share (EPS) is calculated in accordance with the FASB ASC Topic 260, “Earnings Per Share.” Basic net income (loss) per share is based upon the weighted average number of common shares outstanding. Diluted net income (loss) per share is based on the assumption that all dilutive convertible shares and stock options were converted or exercised. Dilution is computed by applying the treasury stock method. Under this method, options and warrants are assumed to be exercised at the beginning of the period (or at the time of issuance, if later), and as if funds obtained thereby were used to purchase common stock at the average market price during the period. Potentially dilutive securities to purchase 100,000 shares of common stock were not included in the calculation of the diluted earnings per share as their effect would be anti-dilutive for the period ended March 31, 2020. During the period ended March 31, 2020, the average market price of the common stock was less than the exercise price of the stock options and the Company was in net loss position. Accordingly, the stock options were anti-dilutive and have not been included in the calculation of diluted earnings per share.

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

The Company adopted section 740-10-25 of the FASB Accounting Standards Codification (“Section 740-10-25”) with regards to uncertainty in income taxes.  Section 740-10-25 addresses the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements.  Under Section 740- 10-25, the Company may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position.  The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than fifty percent (50%) likelihood of being realized upon ultimate settlement. Section 740-10-25 also provides guidance on de-recognition, classification, interest and penalties on income taxes, accounting in interim periods and requires increased disclosures.  The Company had no material adjustments to its liabilities for unrecognized income tax benefits according to the provisions of Section 740-10-25.

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

While total comprehensive income is the activity in a period and is largely driven by net earnings in that period, accumulated other comprehensive income or loss (“AOCI”) represents the cumulative balance of other comprehensive income as of the balance sheet date. For the Company, AOCI is primarily the cumulative balance related to the currency adjustments and increased overall equity by $587,508 and $587,508 as of March 31, 2020 and December 31, 2019, respectively.

GOING CONCERN

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern. However, as of March 31, 2020, the Company had negative working capital of $46,541, an accumulated deficit of $1,120,229, and a stockholders’ deficit of $46,541 and as of December 31, 2019, the Company had negative working capital of $46,241, an accumulated deficit of $1,119,929, and a stockholders’ deficit of $46,241. The Company’s ability to continue as a going concern ultimately is dependent on the management’s ability to obtain equity or debt financing, attain further operating efficiencies, and achieve profitable operations. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might be necessary should the Company not be able to continue as a going concern.

NOTE 3 - STOCKHOLDERS' EQUITY

Preferred Stock

As of March 31,2020, and December 31, 2019, the Company had 20,000,000 shares of preferred stock authorized with a par value of $0.001. There were no shares issued and outstanding as of March 31, 2020 and December 31, 2019, respectively.

Common Stock

As of March 31,2020, and December 31, 2019, the Company had 50,000,000 shares of common stock authorized with a par value of $0.001. There were 45,812,191 and 45,812,191 shares issued and outstanding as of March 31, 2020 and December 31, 2019, respectively.

Stock Issuance

On September 6, 2019, the Company issued 30,000,000 shares of common stock to Joseph Arcaro, Chief Executive Officer, of which 15,000,000 shares were issued for repayment of related party debt totaling $15,000 and 15,000,000 shares were issued for consulting services totaling $15,000.

NOTE 4 – RELATED PARTY TRANSACTIONS

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

As of March 31, 2020, and December 31, 2019, the Company had a due to related party payable of $27,738 and $15,488.

NOTE 5 – SUBSEQUENT EVENTS

The Company evaluated all events or transactions that occurred after March 31, 2020 through May 8, 2020. The Company determined that it does not have any subsequent event requiring recording or disclosure in the financial statements for the period ended March 31, 2020.

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

Results of Operations - Three Months Ended March 31, 2020 and 2019

Operating Revenues - Operating revenue for the three months period ended March 31, 2020 and 2019, was $0.

Operating Expenses – During the three months period ended March 31, 2020 and 2019, total operating expenses is $300 and $246. Operating expenses consists of general and administrative expenses of $300 and $245 for the three months ended March 31, 2020 and 2019

Net Loss - The Company had a net loss of $300 during the three months period ended March 31, 2020, compared to a net loss of $246 for the comparative period in 2019.

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

Going Concern

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern. However, the Company had an accumulated deficit of $1,120,229 as of March 31, 2020. The Company’s ability to continue as a going concern ultimately is dependent on the management’s ability to obtain equity or debt financing, attain further operating efficiencies, and achieve profitable operations. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might be necessary should the Company not be able to continue as a going concern.

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

As of March 31, 2020, our management, under the supervision of and with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as required by Rules 13a-15(b) and 15d-15(b) under the Exchange Act. Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of March 31, 2020 as a result of the material weaknesses identified in our internal control over financial reporting, which are discussed below. Our management considers our internal control over financial reporting to be an integral part of our disclosure controls and procedures.

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

TONGJI HEALTHCARE GROUP, INC.

Date: May 8, 2020	By:	/s/ Joseph Arcaro
Joseph Arcaro Chief Executive Officer (Principal Executive Officer)

Date: May 8, 2020	By:	/s/ Joseph Arcaro
Joseph Arcaro Chief Financial Officer (Principal Financial and Accounting Officer)

