Form 10-Q
period 2020-06-30
Tongji Healthcare Group, Inc.
filed 2020-08-19
CIK 1389518

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2020

[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

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

(702) 479-3016

(Registrant’s telephone number, including area code)

(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
None	N/A	N/A

Indicate by check mark whether the registrant (1) has filed reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes [  ] No [X]

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).

Yes [X] No [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	[ ]	Accelerated filer	[ ]
Non-accelerated filer	[X]	Smaller reporting company	[X]
Emerging growth company	[ ]

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

Indicate the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:

As of August 19, 2020, there were 45,812,191 shares of $0.001 par value common stock issued and outstanding.

FORM 10-Q

TONGJI HEALTHCARE GROUP, INC.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

TONGJI HEALTHCARE GROUP, INC.

BALANCE SHEETS

	June 30, 2020	December 31, 2019
	Unaudited
ASSETS
CURRENT ASSETS
Cash	$-	$-
TOTAL CURRENT ASSETS	-	-
TOTAL ASSETS	$-	$-
LIABILITIES AND STOCKHOLDERS’ DEFICIT
LIABILITIES
Current Liabilities:
Accounts payable	$-	$30,753
Due to related parties	-	15,488
Total Current Liabilities	-	46,241
Total Liabilities	-	46,241
STOCKHOLDERS’ DEFICIT
Preferred stock; $0.001 par value, 50,000,000 shares authorized and none issued and outstanding at June 30, 2020 December 31, 2019, respectively	-	-
Common stock; $0.001 par value, 500,000,000 shares authorized and 45,812,191 shares issued and outstanding at June 30, 2020 December 31, 2019, respectively	45,812	45,812
Additional paid-in capital	486,909	440,368
Accumulated deficit	(1,120,229)	(1,119,929)
Accumulated other comprehensive income	587,508	587,508
Total Stockholders’ Deficit	-	(46,241)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$-	$-

The accompanying notes are an integral part of these unaudited financial statements.

TONGJI HEALTHCARE GROUP, INC.

STATEMENTS OF OPERATIONS

(Unaudited)

	For the three months ended June 30,		For the six months ended June 30,
	2020	2019	2020	2019

REVENUE	$-	$-	$-	$-
OPERATING EXPENSES:
General and administrative expenses	-	13,665	300	13,911
TOTAL OPERATING EXPENSES	-	13,665	300	13,911

LOSS FROM OPERATIONS	-	(13,665)	(300)	(13,911)

Provision for income taxes	-	-	-	-
NET LOSS	$-	$(13,665)	$(300)	$(13,911)

Net loss per share basic and diluted earnings	$-	$(0.001)	$(0.000)	$(0.001)

Weighted average common stock outstanding Basic and Diluted	15,812,191	15,812,191	15,812,191	15,812,191

The accompanying notes are an integral part of these unaudited financial statements.

TONGJI HEALTHCARE GROUP, INC.

STATEMENT OF CHANGES IN STOCKHOLDERS’ DEFICIT

Unaudited

			Additional			Accumulated Other
	Common Stock		Paid-in	Statutory	Accumulated	Comprehensive
	Shares	Amount	Capital	Reserve	Deficit	Income/(Loss)	Total
FOR THE THREE MONTHS ENDED June 30, 2020 and 2019
Balance at March 31, 2019	15,812,191	$15,812	$440,368	$-	$(1,045,411)	$587,508	(1,723)
Net loss	-	-	-	-	(13,665)	-	(13,665)
Balance at June 30, 2019	15,812,191	$15,812	$440,368	$-	$(1,059,076)	$587,508	(15,388)

Balance at March 31, 2020	45,812,191	$45,812	$440,368	$0	$(1,120,229)	$587,508	(46,541)
Forgiveness of debt by shareholders	-	-	46,541	-	-	-	46,541
Net loss	-	-	-	-	-	-	-
Balance at June 30, 2020	45,812,191	$45,812	$486,909	$-	$(1,120,229)	$587,508	-

FOR THE SIX MONTHS ENDED June 30, 2020 and 2019
Balance at December 31, 2018	15,812,191	$15,812	$440,368	$-	$(1,045,165)	$587,508	(1,477)
Net loss		-	-	-	(13,911)	-	(13,911)
Balance at June 30, 2019	15,812,191	$15,812	$440,368	$-	$(1,059,076)	$587,508	(15,388)

Balance at December 31, 2019	45,812,191	45,812	440,368	-	(1,119,929)	587,508	(46,241)
Forgiveness of debt by shareholders	-	-	46,541	-	-	-	46,541
Net loss		-	-	-	(300)	-	(300)
Balance at June 30, 2020	45,812,191	45,812	486,909	-	$(1,120,229)	$587,508	-

The accompanying notes are an integral part of these unaudited financial statements.

TONGJI HEALTHCARE GROUP, INC.

STATEMENTS OF CASH FLOWS

Unaudited

	For the six months ended June 30,
	2020	2019

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(300)	$(13,911)
Adjustments to reconcile net loss to net cash used in operating activities:
Increase (decrease) in operating assets and liabilities:
Increase (decrease) accounts payable	(11,950)	100
Increase (decrease) accrued expenses	-	2,333
NET CASH PROVIDED BY (USED) IN OPERATING ACTIVITIES	(12,250)	(11,478)

NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	-	-

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from related party debt	12,250	11,478
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	12,250	11,478

NET INCREASE (DECREASE) IN CASH	-	-

Cash-Beginning of Period	-	-

Cash-End of Period	$-	$-

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

SUPPLEMENTAL DISCLOSURE OF NON-CASH FINANCING ACTIVITIES
Forgiveness of debt by related party	$46,541	$-

The accompanying notes are an integral part of these financial statements.

TONGJI HEALTHCARE GROUP, INC.

NOTES TO FINANCIAL STATEMENTS

June 30, 2020

NOTE 1 - ORGANIZATION

Nanning Tongji Hospital, Inc. (“NTH”) was established in Nanning in the province of Guangxi of the People’s Republic of China (“PRC” or “China”) by the Nanning Tongji Medical Co. Ltd. and an individual on October 30, 2003.

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

On December 19, 2006, NTH filed the Articles of Incorporation in the State of Nevada to establish Tongji Healthcare Group, Inc. (the “Company”). On the same day, Tongji, Inc., a wholly owned subsidiary of the Company, was incorporated in the State of Colorado. Tongji Inc. was later dissolved on March 25, 2011.

On December 27, 2006, Tongji Inc. acquired 100% of the equity in NTH pursuant to an Agreement and Plan of Merger, pursuant to which NTH became a wholly owned subsidiary of Tongji Inc. Pursuant to the Agreement and Plan of Merger, the Company issued 15,652,557 shares of common stock to the stockholders of NTH in exchange for 100% of the issued and outstanding shares of common stock of NTH. Thereafter and for purposes of these financial statements the “Company” and “NTH” are used to refer to the operations of NTH. The acquisition of NTH was accounted for as a reverse acquisition under the purchase method of accounting since the stockholders of NTH obtained control of the entity. Accordingly, the reorganization of the two companies was recorded as a recapitalization of NTH, with NTH being treated as the continuing operating entity.

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

On May 29, 2020, Joseph Arcaro, through his ownership of Algonquin Partners Inc. (“Algonquin”), of 65% of the Company’s common stock, entered into a Stock Purchase Agreement by and among West of Hudson Group, Inc. (“WOHG”), the Company, Algonquin, and Mr. Arcaro. The Stock Purchase Agreement, as subsequently amended, is referred to herein as the “SPA.” Pursuant to the terms of the SPA, WOHG agreed to purchase, and Algonquin agreed to sell, 30,000,000 shares of the Company’s common stock in exchange for payment by WOHG to Algonquin of $240,000 (the “Stock Purchase”). The Stock Purchase closed on June 18, 2020. Mr. Arcaro resigned from any and all officer and director positions with the Company.

On June 25, 2020, Board of Directors approved an amendment and restatement of the Company’s bylaws.

On July 7, 2020, the Company filed a Certificate of Amendment with the Secretary of State of Nevada applicable to the Company’s articles of incorporation. The Certificate of Amendment had the effect of increasing the authorized capital stock of the Company to 550,000,000, comprised of 500,000,000 shares of common stock, par value $0.001 and 50,000,000 shares of preferred stock, par value $0.001.

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

FAIR VALUE OF FINANCIAL INSTRUMENTS

The Company applies the provisions of FASB ASC Topic 825, which requires all entities to disclose the fair value of financial instruments, both assets and liabilities recognized and not recognized on the balance sheet, for which it is practicable to estimate fair value, and defines fair value of a financial instrument as the amount at which the instrument could be exchanged in a current transaction between willing parties. As of June 30, 2020 and December 31, 2019 the fair value of cash and cash equivalents, accounts receivable, other current receivable, accounts payable and accrued expenses, settlement payable, lease payable, notes payable and other payables approximated the carrying value due to the short maturity of the instruments, quoted market prices or interest rates which fluctuate with market rates except for related party debt or receivables for which it is not practicable to estimate fair value.

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

BASIC AND DILUTED EARNINGS PER SHARE

Earnings per share (EPS) is calculated in accordance with the FASB ASC Topic 260, “Earnings Per Share.” Basic net income (loss) per share is based upon the weighted average number of common shares outstanding. Diluted net income (loss) per share is based on the assumption that all dilutive convertible shares and stock options were converted or exercised. Dilution is computed by applying the treasury stock method. Under this method, options and warrants are assumed to be exercised at the beginning of the period (or at the time of issuance, if later), and as if funds obtained thereby were used to purchase common stock at the average market price during the period. Potentially dilutive securities to purchase 100,000 shares of common stock were not included in the calculation of the diluted earnings per share as their effect would be anti-dilutive for the period ended June 30, 2020. During the period ended June 30, 2020, the average market price of the common stock was less than the exercise price of the stock options and the Company was in net loss position. Accordingly, the stock options were anti-dilutive and have not been included in the calculation of diluted earnings per share.

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

The Company reports comprehensive income in accordance with FASB ASC Topic 220 “Comprehensive Income,” which established standards for reporting and displaying comprehensive income and its components in a financial statement that is displayed with the same prominence as other financial statements.

Total comprehensive income is defined as all changes in stockholders’ equity during a period, other than those resulting from investments by and distributions to stockholders (i.e., issuance of equity securities and dividends). Generally, for the Company, total comprehensive income (loss) equals net income (loss) plus or minus adjustments for currency translation.

While total comprehensive income is the activity in a period and is largely driven by net earnings in that period, accumulated other comprehensive income or loss (“AOCI”) represents the cumulative balance of other comprehensive income as of the balance sheet date. For the Company, AOCI is primarily the cumulative balance related to the currency adjustments and increased overall equity by $587,508 and $587,508 as of June 30, 2020 and December 31, 2019, respectively.

GOING CONCERN

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern. However, as of June 30, 2020, the Company had negative working capital of $0, an accumulated deficit of $1,120,229, and a stockholders’ deficit of $0 and as of December 31, 2019, the Company had negative working capital of $46,241, an accumulated deficit of $1,119,929, and a stockholders’ deficit of $46,241. The Company’s ability to continue as a going concern ultimately is dependent on the management’s ability to obtain equity or debt financing, attain further operating efficiencies, and achieve profitable operations. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might be necessary should the Company not be able to continue as a going concern.

NOTE 3 - STOCKHOLDERS’ EQUITY

Preferred Stock

As of June 30, 2020, and December 31, 2019, the Company had 20,000,000 shares of preferred stock authorized with a par value of $0.001. There were no shares issued and outstanding as of June 30, 2020 and December 31, 2019, respectively.

Common Stock

As of June 30, 2020, and December 31, 2019, the Company had 50,000,000 shares of common stock authorized with a par value of $0.001. There were 45,812,191 and 45,812,191shares issued and outstanding as of June 30, 2020 and December 31, 2019, respectively.

Stock Issuance

On September 6, 2019, the Company issued 30,000,000 shares of common stock to Joseph Arcaro, Chief Executive Officer, of which 15,000,000 shares were issued for repayment of related party debt totaling $15,000 and 15,000,000 shares were issued for consulting services totaling $15,000.

Authorized shares

On July 7, 2020, the Company filed a Certificate of Amendment with the Secretary of State of Nevada applicable to the Company’s articles of incorporation. The Certificate of Amendment had the effect of increasing the authorized capital stock of the Company to 550,000,000, comprised of 500,000,000 shares of common stock, par value $0.001 and 50,000,000 shares of preferred stock, par value $0.001.

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

As of June 30, 2020, Joseph Arcaro forgave all the related party payables owed to him of $46,541 before the change of control on May 29, 2020.

As of June 30, 2020, and December 31, 2019, the Company had a due to related party payable of $0 and $15,488.

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

Overview

Nanning Tongji Hospital, Inc. (“NTH” or “Tongji Hospital”) was established in Nanning city Guangxi province of the Peoples’ Republic of China (“PRC”) by the Guangxi Tongji Medical Co. Ltd. and an individual on October 30, 2003.

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

On May 29, 2020, Joseph Arcaro, through his ownership of Algonquin Partners Inc. (“Algonquin”), of 65% of the Company’s common stock, entered into a Stock Purchase Agreement by and among West of Hudson Group, Inc. (“WOHG”), the Company, Algonquin, and Mr. Arcaro. The Stock Purchase Agreement, as subsequently amended, is referred to herein as the “SPA.” Pursuant to the terms of the SPA, WOHG agreed to purchase, and Algonquin agreed to sell, 30,000,000 shares of the Company’s common stock in exchange for payment by WOHG to Algonquin of $240,000 (the “Stock Purchase”). The Stock Purchase closed on June 18, 2020. Mr. Arcaro resigned from any and all officer and director positions with the Company.

On June 25, 2020, Board of Directors approved an amendment and restatement of the Company’s bylaws.

On July 7, 2020, the Company filed a Certificate of Amendment with the Secretary of State of Nevada applicable to the Company’s articles of incorporation. The Certificate of Amendment had the effect of increasing the authorized capital stock of the Company to 550,000,000, comprised of 500,000,000 shares of common stock, par value $0.001 and 50,000,000 shares of preferred stock, par value $0.001.

Results of Operations - Three Months Ended June 30, 2020 and 2019

Operating Revenues - Operating revenue for the three months period ended June 30, 2020 and 2019, was $0.

Operating Expenses – During the three months period ended June 30, 2020 and 2019, total operating expenses is $0 and $13,665. Operating expenses consists of general and administrative expenses of $0 and $13,665 for the three months ended June 30, 2020 and 2019.

Net Loss - The Company had a net loss of $0 during the three months period ended June 30, 2020, compared to a net loss of $13,665 for the comparative period in 2019.

Results of Operations - Six Months Ended June 30, 2020 and 2019

Operating Revenues - Operating revenue for the six months period ended June 30, 2020 and 2019, was $0.

Operating Expenses – During the six months period ended June 30, 2020 and 2019, total operating expenses is $300 and $13,911. Operating expenses consists of general and administrative expenses of $300 and $13,911 for the six months ended June 30, 2020 and 2019.

Net Loss - The Company had a net loss of $300 during the three months period ended June 30, 2020, compared to a net loss of $13,911 for the comparative period in 2019.

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

Going Concern

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern. However, the Company had an accumulated deficit of $1,120,229 as of June 30, 2020. The Company’s ability to continue as a going concern ultimately is dependent on the management’s ability to obtain equity or debt financing, attain further operating efficiencies, and achieve profitable operations. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might be necessary should the Company not be able to continue as a going concern.

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

As of June 30, 2020, our management, under the supervision of and with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as required by Rules 13a-15(b) and 15d-15(b) under the Exchange Act. Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of June 30, 2020 as a result of the material weaknesses identified in our internal control over financial reporting, which are discussed below. Our management considers our internal control over financial reporting to be an integral part of our disclosure controls and procedures.

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

Changes in Internal Control over Financial Reporting

No changes in the Company’s internal control over financial reporting has come to management’s attention during the Company’s last fiscal quarter that have materially affected, or are likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 1A. Risk Factors.

Not Applicable.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

Copies of the following documents are included as exhibits to this report pursuant to Item 601 of Regulation S-K.

Exhibit No.	Title of Document
3.1	Articles of Incorporation (incorporated by reference to Exhibit 3.1 to the Company’s registration statement on Form SB-2 filed February 13, 2007)
3.2	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on June 29, 2020)
10.1	Independent Director Agreement, dated as of July 28, 2020, by and between the Company and Gary Marenzi (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed July 30, 2020)
10.2	Director Agreement, dated as of August 5, 2020 by and between the Company and Harris Tulchin (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed August 11, 2020)
99.1

Bill of Sale, effective December 31, 2017 (incorporated by reference to Exhibit 99.1 to the Company’s Form 10-Q for the quarterly period ended September 30, 2017 filed with the SEC on November 21, 2019)

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

TONGJI HEALTHCARE GROUP, INC.

Date: August 19, 2020	By:	/s/ Amir Ben-Yohanan
Amir Ben-Yohanan Chief Executive Officer (Principal Executive Officer, Principal Financial Officer, and Principal Accounting Officer)

