Form 10-Q
period 2020-09-30
Tongji Healthcare Group, Inc.
filed 2020-11-23
CIK 1389518

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2020

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

N/A
(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
N/A	N/A	N/A

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes [X] No [   ]

As of November 23, 2020, there were 92,623,386 shares of $0.001 par value common stock issued and outstanding.

FORM 10-Q

TONGJI HEALTHCARE GROUP, INC.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

TONGJI HEALTHCARE GROUP, INC.

BALANCE SHEETS

	September 30, 2020	December 31, 2019
	Unaudited
ASSETS
CURRENT ASSETS
Cash	$-	$-
TOTAL CURRENT ASSETS	-	-
TOTAL ASSETS	$-	$-
LIABILITIES AND STOCKHOLDERS’ DEFICIT
LIABILITIES
Current Liabilities:
Accounts payable and accrued expenses	$1,000	$30,753
Due to related parties	-	15,488
Shares to be issued	10,000	-
Shares to be issued - related parties	34,341	-
Total Current Liabilities	45,341	46,241
Total Liabilities	45,341	46,241
STOCKHOLDERS’ DEFICIT
Preferred stock; $0.001 par value, 50,000,000 shares authorized and none issued and outstanding at September 30, 2020; 20,000,000 authorized and none issued and outstanding at December 31, 2019	-	-
Common stock; $0.001 par value, 500,000,000 shares authorized and 45,812,191 shares issued and outstanding at September 30, 2020 and December 31, 2019, respectively	45,812	45,812
Additional paid-in capital	486,909	440,368
Accumulated deficit	(1,165,570)	(1,119,929)
Accumulated other comprehensive income	587,508	587,508
Total Stockholders’ Deficit	(45,341)	(46,241)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$-	$-

The accompanying notes are an integral part of these unaudited financial statements.

TONGJI HEALTHCARE GROUP, INC.

STATEMENTS OF OPERATIONS

(Unaudited)

	For the three months ended September 30,		For the nine months ended September 30,
	2020	2019	2020	2019

REVENUE	$-	$-	$-	$-
OPERATING EXPENSES:
General and administrative expenses	45,341	15,328	45,641	29,239
TOTAL OPERATING EXPENSES	45,341	15,328	45,641	29,239

LOSS FROM OPERATIONS	(45,341)	(15,328)	(45,641)	(29,239)

Provision for income taxes	-	-	-	-
NET LOSS	$(45,341)	$(15,328)	$(45,641)	$(29,239)

Net loss per share basic and diluted earnings	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average common stock outstanding Basic and Diluted	45,812,191	23,964,365	45,812,191	18,559,444

The accompanying notes are an integral part of these unaudited financial statements.

TONGJI HEALTHCARE GROUP, INC.

STATEMENT OF CHANGES IN STOCKHOLDERS’ DEFICIT

Unaudited

			Additional			Accumulated Other
	Common Stock		Paid-in	Statutory	Accumulated	Comprehensive
	Shares	Amount	Capital	Reserve	Deficit	Income/(Loss)	Total
FOR THE THREE MONTHS ENDED September 30, 2020 and 2019
Balance at June 30, 2019	15,812,191	$15,812	$440,368	$-	$(1,059,076)	$587,508	(15,388)
Stock issued for related party debt	15,000,000	15,000	-	-	-	-	15,000
Stock issued for services	15,000,000	15,000	-	-	-	-	15,000
Net loss	-	-	-	-	(15,328)	-	(15,328)
Balance at September 30, 2019	45,812,191	$45,812	$440,368	$-	$(1,074,404)	$587,508	(716)

Balance at June 30, 2020	45,812,191	$45,812	$486,909	$0	$(1,120,229)	$587,508	-
Net loss	-	-	-	-	(45,341)	-	(45,341)
Balance at September 30, 2020	45,812,191	$45,812	$486,909	$-	$(1,165,570)	$587,508	(45,341)

FOR THE NINE MONTHS ENDED September 30, 2020 and 2019
Balance at December 31, 2018	15,812,191	$15,812	$440,368	$-	$(1,045,165)	$587,508	(1,477)
Stock issued for related party debt	15,000,000	15,000	-		-	-	15,000
Stock issued for services	15,000,000	15,000	-		-	-	15,000
Net loss		-	-	-	(29,239)	-	(29,239)
Balance at September 30, 2019	45,812,191	$45,812	$440,368	$-	$(1,074,404)	$587,508	(716)

Balance at December 31, 2019	45,812,191	45,812	440,368	-	(1,119,929)	587,508	(46,241)
Forgiveness of debt by shareholders	-	-	46,541	-	-	-	46,541
Net loss		-	-	-	(45,641)	-	(45,641)
Balance at September 30, 2020	45,812,191	$45,812	$486,909	-	$(1,165,570)	$587,508	(45,341)

TONGJI HEALTHCARE GROUP, INC.

STATEMENTS OF CASH FLOWS

Unaudited

	For the nine months ended September 30,
	2020	2019

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(45,641)	$(29,239)
Shares issued for services and related party debt	44,341	30,000
Adjustments to reconcile net loss to net cash used in operating activities:
Increase (decrease) in operating assets and liabilities:
Increase (decrease) accounts payable	1,000	228
Increase (decrease) accrued expenses	-	(1,477)
NET CASH PROVIDED BY (USED) IN OPERATING ACTIVITIES	(300)	(488)

NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	-	-

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from related party debt	300	15,488
Repayment of related party debt		(15,000)
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	300	488

NET INCREASE (DECREASE) IN CASH	-	-

Cash-Beginning of Period	-	-

Cash-End of Period	$-	$-

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

SUPPLEMENTAL DISCLOSURE OF NON-CASH FINANCING ACTIVITIES
Forgiveness of debt by related party	$46,541	$-

The accompanying notes are an integral part of these financial statements.

TONGJI HEALTHCARE GROUP, INC.

NOTES TO FINANCIAL STATEMENTS

September 30, 2020

(Unaudited)

NOTE 1 - ORGANIZATION

Tongji Healthcare Group, Inc. (the “Company”) was incorporated under the laws of the State of Nevada on December 19, 2006 by Nanning Tongji Hospital, Inc. (“NTH”). On December 20, 2006, Tongji, Inc., a wholly owned subsidiary of the Company, was incorporated in the State of Colorado. Tongji, Inc. was later dissolved on March 25, 2011.

NTH was established in Nanning in the province of Guangxi of the People’s Republic of China (“PRC” or “China”) by Nanning Tongji Medical Co. Ltd. and an individual on October 30, 2003.

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

On December 27, 2006, Tongji, Inc. acquired 100% of the equity in NTH pursuant to an Agreement and Plan of Merger, pursuant to which NTH became a wholly owned subsidiary of Tongji, Inc. Pursuant to the Agreement and Plan of Merger, the Company issued 15,652,557 shares of common stock to the stockholders of NTH in exchange for 100% of the issued and outstanding shares of common stock of NTH. The acquisition of NTH was accounted for as a reverse acquisition under the purchase method of accounting since the stockholders of NTH obtained control of the entity. Accordingly, the reorganization of the two companies was recorded as a recapitalization of NTH, with NTH being treated as the continuing operating entity. The Company, through NTH, thereafter operated the hospital until the Company eventually sold NTH, as described below.

Effective December 31, 2017, under the terms of a Bill of Sale, the Company agreed to sell, transfer convey and assign forever all of its rights, title and interest in its equity ownership interest in NTH to Placer Petroleum Co., LLC. Pursuant to the Bill of Sale, consideration for this sale, transfer conveyance and assignment is Placer Petroleum Co., LLC assuming all assets and liabilities of NTH as of December 31, 2017. Thereafter, the Company had minimal operations.

On May 20, 2019, pursuant to Case Number A-19-793075-P, Nevada’s 8th Judicial District, Business Court entered an Order Granting Application of Joseph Arcaro as Custodian of Tongji Healthcare Group, Inc. pursuant to Nevada Revised Statutes (“NRS”) 78.347(1)(b), pursuant to which Mr. Arcaro was appointed custodian of the Company and given authority to reinstate the Company with the State of Nevada under NRS 78.347.

On May 23, 2019, Mr. Arcaro filed a Certificate of Reinstatement of the Company with the Secretary of State of the State of Nevada. In addition, on May 23, 2019, Mr. Arcaro filed an Annual List of the Company with the Secretary of State of the State of Nevada, designating himself as President, Secretary, Treasurer and Director of the Company for the filing period of 2017 to 2019.

On May 29, 2020, Mr. Arcaro, through his ownership of Algonquin Partners Inc. (“Algonquin”), owner 65% of the Company’s common stock, entered into a Stock Purchase Agreement by and among West of Hudson Group, Inc. (“WOHG”), the Company, Algonquin, and Mr. Arcaro. The Stock Purchase Agreement, as subsequently amended, is referred to herein as the “SPA.” Pursuant to the terms of the SPA, WOHG agreed to purchase, and Algonquin agreed to sell, 30,000,000 shares of the Company’s common stock in exchange for payment by WOHG to Algonquin of $240,000 (the “Stock Purchase”). The Stock Purchase closed on June 18, 2020, resulting in a change of control of the Company. Mr. Arcaro resigned from any and all officer and director positions with the Company.

On July 7, 2020, the Company increased the authorized capital stock of the Company to 550,000,000, comprised of 500,000,000 shares of common stock, par value $0.001, and 50,000,000 shares of preferred stock, par value $0.001.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

The accompanying financial statements were prepared in conformity with accounting principles generally accepted in the United States of America (“US GAAP”).

The unaudited financial statements were prepared by us pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). The information furnished herein reflects all adjustments (consisting of normal recurring accruals and adjustments) which are, in the opinion of management, necessary to fairly present the operating results for the respective periods. Certain information and footnote disclosures normally present in annual financial statements prepared in accordance with US GAAP was omitted pursuant to such rules and regulations. These financial statements should be read in conjunction with Form 10-K filed with the SEC on April 7, 2020. The results of the nine months ended September 30, 2020 are not necessarily indicative of the results to be expected for the full year ending December 31, 2020.

CASH AND CASH EQUIVALENTS

Cash and cash equivalents include cash on hand and cash in time deposits, certificates of deposit and all highly liquid instruments with original maturities of three months or less.

USE OF ESTIMATES

The preparation of these financial statements in accordance with GAAP requires management to make estimates and assumptions that affect the reported assets and liabilities, disclosure of contingent assets and liabilities as of the date of the financial statements and the reported amounts of net revenues and expenses during the reporting period. Actual results may differ from those estimates and such differences may be material.

FAIR VALUE OF FINANCIAL INSTRUMENTS

The Company applies the provisions of the Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (“ASC”) Topic 825, which requires all entities to disclose the fair value of financial instruments, both assets and liabilities recognized and not recognized on the balance sheet, for which it is practicable to estimate fair value, and defines fair value of a financial instrument as the amount at which the instrument could be exchanged in a current transaction between willing parties. As of September 30, 2020 and December 31, 2019, the fair value of cash and cash equivalents, accounts payable and accrued expenses, approximated the carrying value due to the short maturity of the instruments, quoted market prices or interest rates which fluctuate with market rates except for related party debt or receivables for which it is not practicable to estimate fair value.

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

–	Level 1 – observable market inputs that are unadjusted quoted prices for identical assets or liabilities in active markets.
–	Level 2 – other significant observable inputs (including quoted prices for similar securities, interest rates, credit risk, etc.).
–	Level 3 – significant unobservable inputs (including the Company’s own assumptions in determining the fair value of investments).

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

STOCK-BASED COMPENSATION

The Company has share-based compensation plans under which consultants and directors may be granted restricted stock. Grants of stock to non-employees and other parties are accounted for in accordance with the ASC 505.

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

INCOME TAXES

The Company follows Section 740-10-30 of the FASB ASC, which requires recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred tax assets and liabilities are based on the differences between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the fiscal year in which the differences are expected to reverse. Deferred tax assets are reduced by a valuation allowance to the extent management concludes it is more likely than not that the assets will not be realized. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the fiscal years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the Statements of Income in the period that includes the enactment date.

The Company adopted section 740-10-25 of the FASB ASC (“Section 740-10-25”) with regards to uncertainty in income taxes. Section 740-10-25 addresses the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements. Under Section 740-10-25, the Company may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than fifty percent (50%) likelihood of being realized upon ultimate settlement. Section 740-10-25 also provides guidance on de-recognition, classification, interest and penalties on income taxes, accounting in interim periods and requires increased disclosures. The Company had no material adjustments to its liabilities for unrecognized income tax benefits according to the provisions of Section 740-10-25.

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

While total comprehensive income is the activity in a period and is largely driven by net earnings in that period, accumulated other comprehensive income or loss (“AOCI”) represents the cumulative balance of other comprehensive income as of the balance sheet date. For the Company, AOCI is primarily the cumulative balance related to the currency adjustments and increased overall equity by $587,508 and $587,508 as of September 30, 2020 and December 31, 2019, respectively.

ADOPTION OF NEW ACCOUNTING STANDARDS

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

In February 2016, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2016-02, Leases, which was subsequently amended in 2018 by ASU 2018-10, ASU 2018-11 and ASU 2018-20 (collectively, Topic 842). Topic 842 will require the recognition of a right-of-use asset and a corresponding lease liability, initially measured at the present value of the lease payments, for all leases with terms longer than 12 months. For operating leases, the asset and liability will be expensed over the lease term on a straight-line basis, with all cash flows included in the operating section of the statement of cash flows. For finance leases, interest on the lease liability will be recognized separately from the amortization of the right-of-use asset in the statement of comprehensive income and the repayment of the principal portion of the lease liability will be classified as a financing activity while the interest component will be included in the operating section of the statement of cash flows. Topic 842 is effective for annual and interim reporting periods beginning after December 15, 2018. Early adoption is permitted. Upon adoption, leases will be recognized and measured at the beginning of the earliest period presented using a modified retrospective approach. Topic 842 allows for a cumulative-effect adjustment in the period the new lease standard is adopted and will not require restatement of prior periods. The adoption of ASU 2018-02 is expected to have impact on the Company’s financial statement presentation or disclosures.

In June 2018, the FASB issued Accounting Standards Update 2018-07, Compensation – Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting (“ASU 2018-07”). ASU 2018-07 expands the scope of Topic 718 to include share-based payment transactions for acquiring goods and services from nonemployees. ASU 2018-07 also clarifies that Topic 718 does not apply to share-based payments used to effectively provide (1) financing to the issuer or (2) awards granted in conjunction with selling goods or services to customers as part of a contract accounted for under Revenue from Contracts with Customers (Topic 606). ASU 2018-07 is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Early adoption is permitted. The adoption of ASU 2018-07 is not expected to have any impact on the Company’s financial statement presentation or disclosures.

In June 2016, the FASB issued ASU 2016-13, Measurement of Credit Losses on Financial Instruments (Topic 326): Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”). ASU 2016-13 requires companies to measure credit losses utilizing a methodology that reflects expected credit losses and requires a consideration of a broader range of reasonable and supportable information to inform credit loss estimates. ASU 2016-13 is effective for fiscal years beginning after December 15, 2022, including those interim periods within those fiscal years. We did not expect the adoption of this guidance have a material impact on its consolidated financial statements.

GOING CONCERN

The accompanying unaudited financial statements have been prepared in conformity with GAAP, which contemplate continuation of the Company as a going concern. However, as of September 30, 2020, the Company had negative working capital of $45,341, an accumulated deficit of $1,165,570, and a stockholders’ deficit of $45,341, and as of December 31, 2019, the Company had negative working capital of $46,241, an accumulated deficit of $1,119,929, and a stockholders’ deficit of $46,241. The Company’s ability to continue as a going concern ultimately is dependent on the management’s ability to obtain equity or debt financing, attain further operating efficiencies, and achieve profitable operations. The unaudited financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might be necessary should the Company not be able to continue as a going concern.

We expect COVID-19 will have a negative impact on our revenue, earnings and cash flows in the fourth quarter of 2020 and possibly into 2021. Accordingly, current results and financial condition discussed herein may not be indicative of future operating results and trends.

NOTE 3 - STOCKHOLDERS’ EQUITY

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

Preferred Stock

As of September 30, 2020, and December 31, 2019, the Company had 50,000,000 and 20,000,000, respectively, shares of preferred stock authorized with a par value of $0.001. There were no shares issued and outstanding as of September 30, 2020 and December 31, 2019, respectively.

Common Stock

As of September 30, 2020, and December 31, 2019, the Company had 50,000,000 shares of common stock authorized with a par value of $0.001. There were 45,812,191 and 45,812,191 shares issued and outstanding as of September 30, 2020 and December 31, 2019, respectively.

Stock Issuance

On September 6, 2019, the Company issued 30,000,000 shares of common stock to Mr. Arcaro, the Company’s then-President, Chief Executive Officer, Chief Financial Officer, sole director and majority stockholder, of which 15,000,000 shares were issued for repayment of related party debt totaling $15,000 and 15,000,000 shares were issued for consulting services totaling $15,000.

NOTE 4 – RELATED PARTY TRANSACTIONS

During the year ended December 31, 2019, Mr. Arcaro, the Company’s then-President, Chief Executive Officer, Chief Financial Officer, sole director and majority stockholder, paid expenses on behalf of the Company totaling $30,488 to revive the Company’s operations. On September 6, 2019, the Company issued 30,000,000 shares of common stock to Mr. Arcaro, of which 15,000,000 shares were issued for repayment of related party debt totaling $15,000 and 15,000,000 shares were issued for consulting services totaling $15,000 (Refer Note 3).

As of June 30, 2020, Mr. Arcaro forgave all the related party payables owed to him of $46,541 before the change of control on May 29, 2020.

As of September 30, 2020, and December 31, 2019, the Company had a due to related party payable of $0 and $15,488, respectively.

NOTE 5 – SHARES TO BE ISSUED

Related Parties

At the end of each calendar quarter beginning September 30, 2020, the Company shall issue number of shares of common stock having a fair value of $25,000 to two of the Directors. The compensation payable for any partial calendar quarter shall be pro-rated.

During the period ended September 30, 2020, the Company had approximately 21,700 potential shares to be issued to the Directors in total amount of $34,341.

Non Related Party

At the end of each calendar quarter beginning September 30, 2020, the Company shall issue number of shares of common stock having a fair value of $20,000 to a consultant. The compensation payable for any partial calendar quarter shall be pro-rated.

During the period ended September 30, 2020, the Company had approximately 5,800 potential shares to be issued to a consultant which in total amount of $10,000.

NOTE 6 – SUBSEQUENT EVENTS

On November 2, 2020, the Company filed a Certificate of Amendment to its articles of incorporation with the Secretary of State of the State of Nevada. The sole purpose of this certificate of amendment was to change the Company’s name from “Tongji Healthcare Group, Inc.” to “Clubhouse Media Group, Inc.”; the corporate name change is pending FINRA approval.

On November 12, 2020, the Company and WOHG closed the Stock Purchase. Accordingly, on November 12, 2020, the Company acquired 200 shares WOHG’s common stock, par value $0.0001 per share, representing 100% of the issued and outstanding capital stock of WOHG, in exchange for the issuance to the WOHG stockholders of an aggregate of 46,811,195 shares of the Company’s common stock. As a result of the Stock Purchase, WOHG became a wholly owned subsidiary of the Company and the business of WOHG became the business of the Company.

WOHG currently generates revenues primarily from talent management of The Clubhouse influencers and for paid promotion by companies looking to utilize The Clubhouse influencers to promote their products or services. WOHG solicits companies for potential marketing collaborations and cultivated content creation, works with the influencers and the marketing entity to negotiate and formalize a brand deal and then executes the deal and receives a certain percentage from the deal. In addition to the in-house brand deals, WOHG also generates income by providing talent management and brand partnership deals to external influencers not residing in its Clubhouses.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

You should read the following discussion and analysis of our financial condition and results of operations in conjunction with our unaudited financial statements and the related condensed notes included elsewhere in this report. Our unaudited financial statements have been prepared in accordance with generally accepted accounting principles in the United States. The following discussion and analysis contains forward-looking statements that involve risks and uncertainties. Actual results could differ materially from those projected in the forward-looking statements.

Overview

Tongji Healthcare Group, Inc. (the “Company”) was incorporated under the laws of the State of Nevada on December 19, 2006 by Nanning Tongji Hospital, Inc. (“NTH”). On December 20, 2006, Tongji, Inc., a wholly owned subsidiary of the Company, was incorporated in the State of Colorado. Tongji, Inc. was later dissolved on March 25, 2011.

NTH was established in Nanning in the province of Guangxi of the People’s Republic of China (“PRC” or “China”) by Nanning Tongji Medical Co. Ltd. and an individual on October 30, 2003.

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

On December 27, 2006, Tongji, Inc. acquired 100% of the equity in NTH pursuant to an Agreement and Plan of Merger, pursuant to which NTH became a wholly owned subsidiary of Tongji, Inc. Pursuant to the Agreement and Plan of Merger, the Company issued 15,652,557 shares of common stock to the shareholders of NTH in exchange for 100% of the issued and outstanding shares of NTH. The acquisition of NTH was accounted for as a reverse acquisition under the purchase method of accounting since the shareholders of NTH obtained control of the consolidated entity. Accordingly, the reorganization of the two companies was recorded as a recapitalization of NTH. We treated NTH as the continuing operating entity. The Company, through NTH, thereafter operated the hospital until the Company eventually sold NTH, as described below.

Effective December 31, 2017, under the terms of a Bill of Sale, the Company agreed to sell, transfer convey and assign forever all of its rights, title and interest in its equity ownership interest in NTH to Placer Petroleum Co., LLC. Pursuant to the Bill of Sale, consideration for this sale, transfer conveyance and assignment is Placer Petroleum Co, LLC assuming all liabilities of NTH as of December 31, 2017. As a result of the Bill of Sale, the related assets and liabilities of NTH were reported as discontinued operations effective December 31, 2017. Thereafter, the Company had minimal operations.

On May 20, 2019, pursuant to Case Number A-19-793075-P, Nevada’s 8th Judicial District, Business Court entered and Order Granting Application of Joseph Arcaro as Custodian of Tongji Healthcare Group, Inc. pursuant to Nevada Revised Statutes 78.347(1)(b), pursuant to which Mr. Arcaro was appointed custodian of the Company and given authority to reinstate the Company with the State of Nevada under NRS 78.347.

On May 23, 2019, Mr. Arcaro filed a Certificate of Reinstatement of the Company with the Secretary of State of the State of Nevada. In addition, on May 23, 2019, Mr. Arcaro filed an Annual List of the Company with the Secretary of State of the State of Nevada, designating himself as President, Secretary, Treasurer and Director of the Company for the filing period of 2017 to 2019.

On May 29, 2020, Mr. Arcaro, through his ownership of Algonquin Partners Inc. (“Algonquin”), of 65% of the Company’s common stock, entered into a Stock Purchase Agreement by and among West of Hudson Group, Inc. (“WOHG”), the Company, Algonquin, and Mr. Arcaro. The Stock Purchase Agreement, as subsequently amended, is referred to herein as the “SPA.” Pursuant to the terms of the SPA, WOHG agreed to purchase, and Algonquin agreed to sell, 30,000,000 shares of the Company’s common stock in exchange for payment by WOHG to Algonquin of $240,000 (the “Stock Purchase”). The Stock Purchase closed on June 18, 2020, resulting in a change of control of the Company. Mr. Arcaro resigned from any and all officer and director positions with the Company.

On July 7, 2020, the Company increased the authorized capital stock of the Company to 550,000,000, comprised of 500,000,000 shares of common stock, par value $0.001 and 50,000,000 shares of preferred stock, par value $0.001.

On November 2, 2020, the Company filed a Certificate of Amendment with the Secretary of State of the State of Nevada. The sole purpose of the Amendment was to change the Company’s name from “Tongji Healthcare Group, Inc.” to “Clubhouse Media Group, Inc.”; the corporate name change is pending FINRA approval

Results of Operations - Three Months Ended September 30, 2020 and 2019

Operating Revenues - Operating revenue for the three months period ended September 30, 2020 and 2019, was $0.

Operating Expenses – During the three months ended September 30, 2020 and 2019, total operating expenses were $45,341 and $15,328, respectively. Operating expenses consisted of general and administrative expenses of $45,341 and $15,328 for the three months ended September 30, 2020 and 2019, respectively. The increase was mainly driven by $44,341 stock compensation expenses incurred during the three months ended September 30, 2020.

Net Loss - The Company had a net loss of $45,341 during the three months ended September 30, 2020, compared to a net loss of $15,328 for the comparative period in 2019.

Results of Operations - Nine Months Ended September 30, 2020 and 2019

Operating Revenues - Operating revenue for the nine months ended September 30, 2020 and 2019, was $0.

Operating Expenses – During the nine months ended September 30, 2020 and 2019, total operating expenses were $45,641 and $29,239, respectively. Operating expenses consisted of general and administrative expenses of $45,641 and $29,239 for the nine months ended September 30, 2020 and 2019, respectively. The increase was mainly drive by $44,341 stock compensation expenses incurred during the nine months ended September 30, 2020.

Net Loss - The Company had a net loss of $45,641 during the nine months period ended September 30, 2020, compared to a net loss of $29,239 for the comparative period in 2019.

Liquidity and Capital Resources

We are dependent upon interim funding provided by management or an affiliated party to pay professional fees and expenses. Our management and an affiliated party have agreed to provide funding as may be required to pay for accounting fees and other administrative expenses of the Company until the Company raises additional capital. The Company would be unable to continue as a going concern without interim financing provided by management.

If we require additional financing, we cannot predict whether equity or debt financing will become available at terms acceptable to us, if at all. The Company depends upon services provided by management to fulfill its filing obligations under the Exchange Act. At present, the Company’s management and/or affiliated party has agreed to pay for such services until additional financing is achieved.

Going Concern

The accompanying unaudited financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern. However, the Company had an accumulated deficit of $1,165,570 as of September 30, 2020. The Company’s ability to continue as a going concern ultimately is dependent on the management’s ability to obtain equity or debt financing, attain further operating efficiencies, and achieve profitable operations. The Company’s unaudited financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might be necessary should the Company not be able to continue as a going concern.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet items reasonably likely to have a material effect on our financial condition.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Not applicable.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls

Our management maintains disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), that are designed to provide reasonable assurance that the material information required to be disclosed by us in our periodic reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and principal financial officer, to allow timely decisions regarding required disclosure.

As of September 30, 2020, our management, under the supervision of and with the participation of our Chief Executive Officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures as required by Rules 13a-15(b) and 15d-15(b) under the Exchange Act. Based upon this evaluation, our Chief Executive Officer and principal financial officer concluded that our disclosure controls and procedures were not effective as of September 30, 2020 as a result of the material weaknesses identified in our internal control over financial reporting. Our management considers our internal control over financial reporting to be an integral part of our disclosure controls and procedures.

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

Not Applicable.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

Copies of the following documents are included as exhibits to this report pursuant to Item 601 of Regulation S-K.

Exhibit No.	Title of Document
10.1	Director Agreement between the registrant and Harris Tulchin dated August 5, 2020 (incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on form 8-K filed with the Commission on August 11, 2020).
10.2	Independent Director Agreement, dated as of July 28, 2020, by and between the registrant and Gary Marenzi (incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on form 8-K filed with the Commission on July 30, 2020).
31*	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32**	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document*
101.SCH	XBRL Taxonomy Extension Schema Document*
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document*
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document*
101.LAB	XBRL Taxonomy Extension Label Linkbase Document*
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document*

* Filed herewith.

** Furnished herewith.

SIGNATURES

Pursuant to the requirements of the securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TONGJI HEALTHCARE GROUP, INC.

Date: November 23, 2020	By:	/s/ Amir Ben-Yohanan
Amir Ben-Yohanan
Chief Executive Officer
(Principal Executive Officer, Principal Financial Officer and
Principal Accounting Officer)

