Form 10-K
period 2020-12-31
Clubhouse Media Group, Inc.
filed 2021-03-15
CIK 1389518

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-K

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2020

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______, 20 ____, to ______, 20_____.

Commission File Number 333-140645

CLUBHOUSE MEDIA GROUP, INC.

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

Securities registered pursuant to section 12(g) of the Act:

N/A
(Title of class)

N/A
(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes [  ] No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes [  ] No [X]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [  ]

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes [X] No [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	[ ]	Accelerated filer	[ ]
Non-accelerated filer	[X]	Smaller reporting company	[X]
		Emerging growth company	[X]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [  ]

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. [  ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [  ] No [X]

The aggregate market value of the registrant’s common stock outstanding, other than shares held by persons who may be deemed affiliates of the registrant, computed by reference to the closing sales price for the registrant’s common stock on June 30, 2020  (the last business day of the registrant’s most recently completed second fiscal quarter), as reported on the OTC Markets Group, Inc., was approximately $5,904,168.

As of March 15, 2021, there were 93,986,356 shares of common stock, par value $0.001 per share, of the registrant issued and outstanding.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

Some of the statements contained in this annual report may constitute “forward-looking statements” for purposes of the federal securities laws. Our forward-looking statements include, but are not limited to, statements regarding our or our management team’s expectations, hopes, beliefs, intentions or strategies regarding the future. In addition, any statements that refer to projections, forecasts or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. The words “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “might,” “plan,” “possible,” “potential,” “predict,” “project,” “should,” “would” and similar expressions may identify forward-looking statements, but the absence of these words does not mean that a statement is not forward-looking.

The forward-looking statements contained in this annual report are based on our current expectations and beliefs concerning future developments and their potential effects on us. There can be no assurance that future developments affecting us will be those that we have anticipated. These forward-looking statements involve a number of risks, uncertainties (some of which are beyond our control) or other assumptions that may cause actual results or performance to be materially different from those expressed or implied by these forward-looking statements. These risks and uncertainties include, but are not limited to, the following risks, uncertainties and other factors:

●	the implementation of our strategic plans for our business;
●	our financial performance;
●	fluctuations in the number of influencers living in our Clubhouses or that we contract with and their number of social media followers;
●	developments relating to our competitors and our industry, including the impact of government regulation;
●	estimates of our expenses, future revenues, capital requirements and our needs for additional financing; and
●	other risks and uncertainties, including those listed under the captions “Business,” “Risk Factors,” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Should one or more of these risks or uncertainties materialize, or should any of our assumptions prove incorrect, actual results may vary in material respects from those projected in these forward-looking statements. We undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as may be required under applicable securities laws.

PART I

ITEM 1. BUSINESS

Overview

We operate a global network of professionally run content houses, each of which has its own brand, influencer cohort and production capabilities. Our Company offers management, production and deal-making services to our handpicked influencers, a management division for individual influencer clients, and an investment arm for joint ventures and acquisitions for companies in the social media influencer space. Our management team consists of successful entrepreneurs with financial, legal, marketing, and digital content creation expertise.

Through our subsidiary, West of Hudson Group, Inc., or WOHG, we currently generate revenues primarily from talent management of social media influencers residing in our Clubhouses and for paid promotion by companies looking to utilize such social media influencers to promote their products or services. We solicit companies for potential marketing collaborations and cultivated content creation, work with the influencers and the marketing entity to negotiate and formalize a brand deal and then execute the deal and receive a certain percentage from the deal. In addition to the in-house brand deals, we generate income by providing talent management and brand partnership deals to external influencers not residing in our Clubhouses.

For the fiscal years ended December 31, 2020 and 2019, Clubhouse Media generated $1,010,405 and $0 revenues and reported net losses of $2,577,721 and $74,764, respectively, and negative cash flow from operating activities of $1,967,551 and $30,488, respectively. As noted in the consolidated financial statements of Clubhouse Media, as of December 31, 2020, Clubhouse Media had an accumulated deficit of $2,577,721. There is substantial doubt regarding the ability of Clubhouse Media to continue as going concerns as a result of their historical recurring losses and negative cash flows from operations as well as their dependence on private equity and financings. See “Risk Factors—Clubhouse Media have a history of operating losses and their management have concluded that factors raise substantial doubt about their ability to continue as a going concern and the auditors of Clubhouse Media and WOHG have included explanatory paragraphs relating to their ability to continue as a going concern in their audit reports for the fiscal years ended December 31, 2020 and 2019.”

Principal Products and Services

Our current principal products and services are comprised of (1) our Clubhouses (2) our talent management services and (3) our brand development and content creation.

The Clubhouses

Through WOHG, we are the sole owner of “The Clubhouse,” which is an integrated social media influencer incubator with a physical and digital footprint in Southern California and Europe. The Clubhouse is a collection of content creation houses located in scenic mansions in Southern California (three locations) and Europe (one location) that houses who we believe to be some of the most prominent and widely followed social media influencers, together carrying a currently estimated follower base of approximately 150 million social media followers as of March 10, 2021 across all Clubhouse influencers. The influencers who live in our Clubhouses, as well as the number of their social media followers, can fluctuate significantly at any given time, and we cannot predict the increase or decline of the number of influencers who live in our Clubhouses or the number of followers for our Clubhouse influencers at any given time in the future.

Content Houses at a Glance

Content houses originated from gaming houses in the gaming industry, where professional video game players and gaming teams lived in the same residence with each other in order to practice gaming and create content to build their own following. Eventually this concept was adopted by lifestyle influencers and was found to be a way for individual influencers to create new content with other influencers and grow followers together.

Our Clubhouses

The Clubhouse is an established network of social media content creation houses (Clubhouse BH, Just A House (“JAH”), Rozmajzl Family and Clubhouse Europe) that each provide a picturesque living environment for our band of social media influencers, complete with in-house media production teams, including photographers and videographers. We believe that this enables the influencers living at these houses to maximize the depth, breadth and scale of followers that those influencers can build across popular social media platforms.

Clubhouse BH Location

“Clubhouse BH” is located in the heart of Beverly Hills in Los Angeles, California and is occupied by a group of content creators who live and work together 24 hours per day and seven days per week, and are equipped with a full media team. We believe that this structure enables successful collaboration and content creation by the content-creators. Clubhouse BH is 12,000 square feet, has 11 bedrooms and sits on one acre of land. Clubhouse BH is targeting men and women aged 17 to 30.

“Dance Dome LA” is housed under the Clubhouse BH location that targets a subgenre of influencers in the dance community. Dance Dome aims to target the young male and female demographic of 12-30 years old specifically those interested in the subgenre of dancing related content.

Just A House Beverly Hills Location

“Just A House” (“JAH”) is located in the hill tops of Beverly Hills. JAH is in the process expanding its digital footprint with a young female following aimed at a demographic of women aged 12 to 30.

Republic of Malta Location

“Clubhouse Europe” is located in the Republic of Malta, where we’ve expanded our international footprint by bringing some of Europe’s most popular influencers together under one roof. Clubhouse Europe is targeting European demographic of men and women aged 14 to 30.

Bel-Air Location

“Rozmajzl Family” is a newly signed family of creators consisting of 6 daughters and their parents located in Bel Air, California. Rozmajzl Family is targeting the family-oriented demographic of men and women aged 12 to 45.

“The Clubhouse” Online Presence and Plans for Expansion of the Physical Clubhouses

While “The Clubhouse” network consists of physical locations (as described above), there are numerous “Clubhouse” accounts owned by The Clubhouse, with a combined following of over 9 million followers as of March 10, 2021 across Instagram, Snapchat, YouTube, and TikTok . These accounts are directly held by us (as opposed to the Clubhouse team of influencers) and therefore we have direct access to the followers of these accounts, which we consider to be our followers.

We are constantly surveying opportunities to establish new Clubhouses, and intend to expand our Clubhouse locations as our business continues to grow. We specifically plan on expanding the Clubhouse footprint further into Europe and the U.S., as well as into Asia, into other content niche types such as e-gaming, beauty and music. We currently intend to expand with two to four additional Clubhouses each year, depending on available funding for such expansion and we cannot provide any assurance that we will be able to expand at this intended rate. We also intend to engage in a cross-house collaborative strategy that we believe has not yet been established in the industry and we have talent that can be deployed to a broad range of brand partnership and other opportunities that we believe can lead to significant growth opportunities through diversified revenue streams.

Why We Believe that Influencers Benefit from Content Houses

Influencers need to constantly create original content to grow their following, and collaborations with other influencers can help facilitate creative content while allowing for sharing of followers among influencers. Our Clubhouses provide a unique living situation where influencers can collaborate and work together to grow each other’s following. For example, one of the influencers who was living in our Clubhouses experienced in four months, growth from 3.22 million followers on Instagram to 5.2 million followers on Instagram and growth from 3.4 million followers on TikTok to 6.2 million followers on TikTok. Another one of the influencers who lived in our Clubhouses experienced in four months, growth from 1.5 million followers on Instagram to 2.3 million followers on Instagram and growth from 733,000 followers on TikTok to 2.2 million followers on TikTok.

Clubhouse and Influencer Fit

At Clubhouse Media, we strive to cultivate a large and committed following for our team of influencers, which we plan to leverage to popularize our in-house brands, driving sales and brand-awareness to our target customers. Our approach is to create a balance between social media creativity and the business of social media marketing. We believe that this symbiotic balance creates a higher output for both our Clubhouses and influencers and creates an attractive one-stop shop for brands to advertise and for influencers to grow and collaborate. The Clubhouse’s goal is to develop and successfully monetize on its network of influencers through a portfolio of valuable brands by becoming the world’s leading hub for new media content. The Clubhouse has already received media coverage in publications such as Forbes, the New York Times, Business Insider and Seventeen, among others.

Agreements and Terms of Living in the Clubhouses

Each influencer who lives at a Clubhouse location enters into a Creator Occupancy Agreement with Doiyen, LLC (“Doiyen”), a 100% wholly owned subsidiary of out subsidiary, WOHG (“Creator Occupancy Agreement(s)”). Pursuant to the Creator Occupancy Agreements, we agree that the influencer will not be required to pay or remit any money for their occupancy in the Clubhouse, nor will be required to pay any associated utility costs associated.

In exchange, the influencer agrees adhere to a number terms and conditions for continued stay in the Clubhouse including, but not limited to:

●	Participation in branding and/or promotional endeavors, either on behalf of Clubhouse Media and our subsidiaries, or for third-party advertisers that pay Doiyen for promotion (we believe that this relationship creates what we refer to as “Free Earned Media Value”);
●	Regular content-creation with required social media posting on various social media platforms; and
●	Intermittent tagging and/or mentioning of The Clubhouse on the influencer’s profile and social media posts across various platforms.

Through Doiyen, we retain legal ownership of the content created pursuant to each Creator Occupancy Agreement; however, the content can be shared with the influencer so that he or she can utilize it for his or her own benefit as well. Pursuant to the Creator Occupancy Agreements, we may offer influencers individual branding partnerships, including, but not limited to promotional song placements and promotional events. For all promotional partnership brought by us to the influencers, we receive a percentage of the compensation received by the influencer pursuant to such partnership, as set forth in each Creator Occupancy Agreement.

Pursuant to the Creator Occupancy Agreements, influencers will have access to a fully staffed media creation team, videographers, photographers and editors, as well as collaborative filming facilities and in-house cleaning and security services that we provide. The Creator Occupancy Agreements also contain a code of conduct that the influencers must follow while living in the Clubhouse, including, but not limited to, refraining from illegal activities, and being respectful and mindful to other occupants and neighboring homes.

Each influencer can terminate the Creator Occupancy Agreement at any time for any reason with five days written notice to us. We can terminate the agreement at any time for any reason and must give the influencer seven days from the date of termination to vacate the Clubhouse.

Talent Management Services

Doiyen, our indirectly wholly owned subsidiary, is a talent management company for social media influencers. Through Doiyen, we seek to represent some of the world’s top talent in the world of social media. We plan to hire experienced talent and management agents as well as build our support and administrative resources seeking to expand operations. Our influencers include entertainers, content creators, and style icons.

Through Doiyen, we currently represent more than 15 social media influencers, with a combined number of followers on Instagram, TikTok, and YouTube of over 21,000,000.  We are dedicated to helping Doiyen’s influencer-clients build their brands, maintain creative control of their destinies, and diversify and grow their businesses through “The Clubhouse,” providing them opportunities to increase their monetization potential and amplify their reach.

Talent Management Agreements

As a talent management company, Doiyen generates revenues based on the earnings of its influencer-clients (or “Creators”) by receiving a percentage of the earnings of its Creators. Certain influencers who live in our various Clubhouses enter into an Exclusive Management Agreement (the “Management Agreement(s)”).

Pursuant to the Management Agreement, the Creator agrees that during the term of the Management Agreement, the Creator appoints Doiyen as the sole and personal manager of the Creator, and engages Doiyen to provide services, counsel and advise on the Creator’s career in social media. Such activities may include, but are not limited to, assisting in the utilization of the Creator’s likeness and representations in third party brand deals, advising on contract negotiations and artistic selection of projects, and professional and general assistance with any and all activities as a model and/or influencer through which the Creator’s talent can be developed and utilized via social media or otherwise.

As compensation for the services Doiyen provides pursuant to the Management Agreement, Doiyen is entitled to receive a percentage, which is generally between 10% to 50%, of all gross compensation earned and received by the Creator during the term of the Management Agreement, regardless of whether we introduced the opportunity resulting in compensation to the Creator.

Each Management Agreement is negotiated separately for each influencer, and Doiyen’s compensation varies depending on a number of factors, including, but not limited to, the individual characteristics of the Creator (i.e., the number of followers the Creator has, etc.) and the source of the business opportunities resulting in such compensation for the Creator. For example, if Doiyen introduced the business opportunity to the Creator, Doiyen is generally entitled to a higher percentage compensation.

Pursuant to the Management Agreements, each Creator has the sole right to reject or accept any offers presented by us. Pursuant to the Management Agreements, if the Creator does not receive a bona fide offer that is reasonably acceptable to them or if the Creator does not receive an aggregate payment of at least $10,000 during any consecutive 3 month period of the term of the Management Agreement, we and each the Creator have the right to terminate such Management Agreement by providing written notice to the other party of such intent to terminate.

We also may enter into non-exclusive management agreements with certain Creators, however this is extremely rare, as we prefer to only enter into exclusive management agreements.

Paid Promotion

Doiyen and its contracted Creators primarily generate revenue from companies paying for promotion for their brands, products, and/or services.

There are three primary types of arrangements through which we will receive revenues from these activities through Doiyen:

(1)	As a talent management company, Doiyen generates revenues based on the earnings of its influencer-clients Creators by receiving a percentage of the earnings of its Creators. Creators are often sought after directly by companies for specific branding and/or promotional opportunities. In these situations, the client-company would contract with the Creator directly, and such services provided by the Creator would fall under the Management Agreement, and Doiyen would receive a percentage of the earnings of the Creator for such services as described above.

(2)	Pursuant to the Creator Occupancy Agreements, the influencers agree to make certain posts on their own social media accounts at our direction, and we use these “deliverables” to create deals with brands and instruct the influencers to make posts on their social media accounts as required of them under the Creator Occupancy Agreements for the brands we choose to do deals with. We believe this creates what we refer to as “Free Earned Media Value.”

(3)	Instead of a dealing directly with individual influencers as part of the talent management services provided through Doiyen, brands can also work directly with Clubhouse’s branded social media accounts, of which WOHG owns 100%. These house accounts grow as each influencer is required to promote the house accounts under the Creator Occupancy Agreements, which require Creators to make social media posts at the direction of Doiyen on such accounts on a regular basis without additional compensation, in exchange for being provided with living arrangements. When Doiyen exercises this right to provide promotional services to a paying client through the Clubhouse’s social media accounts, Doiyen receives 100% of the compensation.

Companies that contract with Doiyen to provide such promotional activities for their advertising campaigns or custom content requests generally either prepay for services or request credit terms. Such agreements typically provide for either a non-refundable deposit, or a cancellation fee if the agreement is canceled by Doiyen prior to completion our promotional services.

Brand Development and Content Creation

Through WOH Brands, a 100% wholly owned subsidiary of WOHG, we engage and also plan to engage in a number of activities with respect to brand development and incubation, content creation, and technology development, as follows:

●	Content Creation: original long and short form content creation for streaming services or other platforms involved in content distribution;

●	Brand Development and Product Sales: acquiring or creating in-house brands and selling products in various categories, including apparel, beauty, and other lifestyle brands; and

●	Technology: development and/or acquisition of software geared towards social media, which we may license, sell, or otherwise monetize.

Through Digital Influence Inc. (doing business as Magiclytics), our 100% wholly owned subsidiary, we provide predictive analytics for content creation brand deals.

Brand Development

On May 19, 2020, WOH Brands began to engage in brand development, with a focus on creating apparel, beauty, and other lifestyle brands with quality product offerings. Through WOH Brands, our indirectly wholly owned subsidiary, we intend to acquire, enter into joint ventures or launch best-in-class brands with an objective of innovation and product uniqueness, derived from demographic data, market research, and omni-channel experiences.

WOH Brands is primarily focused on creating brands on our behalf and may consider joint-ventures with other established companies in the consumer-packaged goods space for purposes of brand and production creation. WOH Brands will not provide its branding or product services to third parties outside of the Clubhouse Media-family of companies other than companies with which it may enter into a joint venture or other companies it contracts with to do so.

The first and only brand developed and launched by WOH Brands at this time is Richwife - an apparel brand founded with the mission to encourage female empowerment and success. Richwife launched in September 2020 and has several clothing items currently offered for sale on its website, www.richwifeofficial.com, including a t-shirt, crewneck sweatshirt, beanie, sweatpants, and a branded Richwife face-mask. The content available on, or accessible through, this website is not incorporated by reference into, and is not part of this annual report.

Richwife clothing is manufactured by a third-party manufacturer contracted by WOH Brands, which also handles sourcing of all raw materials for the clothing. Richwife currently operates on a direct-to-consumer model, and is only available online via the website www.richwifeofficial.com. WOH Brands intends to expand Richwife’s offerings into brick and mortar in the future. Richwife is currently being deployed into the Clubhouse influencer network, where it is being marketed and promoted by Clubhouse influencers through their social media accounts, which we hope will lead to sales of Richwife products.

As of the date of this annual report, WOH Brands has only sold a minimal amount of products, and has only generated minimal revenues.

Content Creation

WOH Brands acts as an internal studio for us, with the ability to develop ideas for, produce, and film content. Each of the Clubhouse locations are equipped with studios - some with separate studios within the houses and some with the entire house as a studio - and open-areas that enable content creation. As a Clubhouse Media entity, WOH Brands has access to these resources, including the Clubhouse-influencers residing at each Clubhouse location, which it can utilize for quality content creation.

Digital Influence Inc. (doing business as Magiclytics) provides predictive analytics for content creation brand deals.

As of the date of this annual report, WOH Brands’ activities in this area have been limited to assisting in the production of paid-promotional content for companies that have engaged Doiyen or Doiyen’s Creators for brand and product promotion, as well as content-creation for Richwife and Clubhouse, for which WOH Brands does not receive compensation. WOH Brands’ activities in this capacity include filming, photography, and graphic design.

Planned Operations

●	Brand Development. As stated above, WOH Brands intends to acquire, enter into joint ventures with, or create new brands in apparel, beauty, and other lifestyle categories in the future. We believe that we are in a unique position to gather data intelligence from our dealings with paid brand deals. While companies pay Doiyen and our influencers to promote their products or services, we gain firsthand insight into what type of brands (and their corresponding products and services) resonate with our demographic. We believe that this information better positions WOH Brands in deciding what type of product or service to acquire or build. WOH Brands will not provide its brand development services to third parties outside of the Clubhouse Media-family of companies, but may engage in joint ventures with third parties.

●	Content Creation. In the future, WOH Brands intends to create entertainment content for streaming services and other platforms in the entertainment and/or social media space. WOH Brands expects it could receive ad revenues, revenues for licensing, and/or revenues for sales of content to purchasers in this space.

●	Technology Development / Software. WOH Brands also intends to engage in technology and software related to social media, either through development of such technologies itself, or through acquiring such technologies from other companies. WOH Brands believes there are a number of areas in which there is opportunity for software to add value to companies in the social media space. For example, WOH Brands believes that there is a need for software that provides analytic capabilities and generates predictive outcomes for returns on social media promotional spends on specific influencers. WOH Brands also believes there are opportunities for competition with certain existing social media platforms. WHO Brands intends to either develop internally or acquire such software and/or technologies, which it plans to subsequently license, sell, or otherwise monetize to generate revenues.

Industry Overview and Market Opportunity

Social Media and Influencer Marketing and Promotion

Around the world, marketing is a key strategy for brands to obtain exposure, achieve better recall, communicate themes and drive increased consumer engagement. Globally, in 2018, there was an estimated spend of $66 billion on sponsorships, up from $43 billion in 2008, according to Statista 2019-Worldwide; IEG; 2007 to 2017. As for the overall advertising landscape, Zenith estimated that global advertising spending reached $579 billion in 2018, and will grow at a CAGR of 4% through 2020.

Advertising has shifted significantly towards social media over the last few years, and social media influencers who are the primary form of advertisement distribution is highly disorganized. We believe that one of the most important aspects of building a company or launching a product is social media marketing. According to an article titled “Global social media research summary July 2020” by Smart Insights dated August 3, 2020, during the COVID-19 Pandemic, social media experienced a 43% increase in usage. According to an article titled “55 critical social media statistics to fuel your 2020 strategy” published by SproutSocial dated January 7, 2020, the amount spent on advertising over social media will likely reach $102 billion by 2020.

According to a Business Insider Intelligence report titled “Influencer Marketing: State of the social media influencer market in 2020” published in December 2019, influencer marketing spending has grown significantly since 2015 and is expected to reach $15 billion annually by 2022. According to the same source, currently 66% of companies spend over 10% of their marketing budget on influencer marketing and 17% of companies allocate more than 50% of their marketing budget on influencer marketing and the percentage is expected to grow as more companies become comfortable with the channel. Also, according to the same source, companies surveyed about influencer marketing noted that content quality, aligned target audience demographic and engagement rate were the three most important determinants in choosing influencer partners and that the two most important goals for influencer marketing based on survey responses were increasing brand awareness and reaching new audiences in order to expand their existing customer base.

WOHG intends to capitalize on this growing social media and influencer based advertising spending, utilizing its Clubhouse influencers to attract advertisers directly, as well as generating business for Creators, for which it will receive compensation pursuant to its Management Agreements.

Apparel

The United States apparel market was valued at approximately 368 billion U.S. dollars as of 2019. Store-based retailing was valued at over 268 billion U.S., while e-commerce brought in over 100 million U.S. dollars of revenue. As the internet increasingly influences social and economic activities, the e-commerce market for retail goods is expected to grow steadily. Our core customer demographic is anywhere from 12-year old to 30-year old women and men.

Competition

We face competition from a variety of companies in the different areas in which we operate. We face competition from influencer houses similar to the Clubhouse, such as Hype House and Glam House. While we do not generate revenue directly from the Clubhouse, the Clubhouse enables us to attract quality, popular, talented influencers in the social media industry, which we consider to be our primary asset that enables our various business operations.

As a talent management company through Doiyen, we compete against other talent management companies that are specific to the social media influencer space, such as IZEA and Viral Nation. We compete with these other companies on the basis of our brand name, reputation for access to industry participants and desirable projects, as well as pricing.

For our brands and products, we currently compete primarily with other specialty retailers, higher-end department stores and Internet businesses that engage in the retail sale of women’s and men’s apparel, accessories and similar merchandise targeting customers aged 12 to 30. We believe the principal basis upon which we compete are design, quality, and price. We believe that our primary competitive advantage is high visibility, which we can achieve through our network of Clubhouse influencers.

In the future, we expect to compete with other content-creators for placement on streaming services and other content platforms, with technology and software companies in the social media space, and with companies making lifestyle and/or beauty products marketed to social media audiences.

We seek to effectively compete with such competitors by out-scaling our competition, focusing on in-house business infrastructure and providing superior support and management services for our Clubhouse influencers. We strive to have more physical locations than other influencer-house networks. Currently, we are unaware of any other company that is combining into one business the various business aspects in which we engage. In addition, we believe the experience of our management team provides us with a significant advantage in the social media influencer business, as participants in this space have traditionally lacked the business experience that our executive management team possesses, which we intend to use to our advantage. Notwithstanding, we may not be able to effectively compete with such competitors.

Customers

Our customers include our influencer-clients, or Creators, (through Doiyen), companies that contract directly with us (through Doiyen) for paid promotion, and the consumers that purchase our products (through WOH Brands).

Doiyen and its Creators have already worked with a number of notable brands, including, but not limited to, Fashion Nova, Spotify, Halo Top, Revolve and Benefit. WOH Brands has only recently launched Richwife and has made minimal sales to date directly to consumers through its website.

Sales and Marketing

We generally attract clients through our social media presence across various platforms, including YouTube, Instagram, and TikTok.

As a respected name in the social media influencer industry, we are often approached by influencers who want us to represent them (through Doiyen), or want to live in one of our Clubhouses. We also scout for up-and-coming talented influencers on various social media platforms, who we then attempt to engage as clients.

For paid promotion, we generally receive inbound inquiries for promotional opportunities from companies looking to promote their brands or products. Doiyen also has a sales team to reach out to specific brands that we believe fits a specific influencer’s style, which is another way we generate business.

All products that we sell are marketed through our Clubhouse team of influencers, who provide promotion and marketing social media posts on our behalf as part of the terms of their living arrangements in the Clubhouses.

Government Regulation

We are subject to various federal, state and local laws, both domestically and internationally, governing matters such as:

●	licensing laws for talent management companies, such as California’s Talent Agencies Act;
●	licensing, permitting and zoning;
●	health, safety and sanitation requirements;
●	harassment and discrimination, and other similar laws and regulations;
●	compliance with the Foreign Corrupt Practices Act (“FCPA”) and similar regulations in other countries;
●	data privacy and information security;
●	marketing activities;
●	environmental protection regulations;
●	imposition by the U.S. and/or foreign countries of trade restrictions, restrictions on the manner in which content is currently licensed and distributed and ownership restrictions; and
●	government regulation of the entertainment industry.

We monitor changes in these laws and believe that we are in material compliance with applicable laws and regulations. See “Risk Factors—Risks Related to Our Business—We are subject to extensive U.S. and foreign governmental regulations, and our failure to comply with these regulations could adversely affect our business.”

Our Clubhouses are subject to building and health codes and fire regulations imposed by the state and local governments in the jurisdictions in which they are located. In addition, our U.S. Clubhouses are subject to the U.S. Americans with Disabilities Act of 1990 which require us to maintain certain accessibility features at each of the facilities.

Our entertainment and content businesses are also subject to certain regulations applicable to our use of Internet web sites and mobile applications such as Tik Tok, Instagram and YouTube. We maintain various web sites and mobile applications that provide information and content regarding our businesses and offer merchandise for sale. The operation of these web sites and applications may be subject to a range of federal, state and local laws.

Due to our involvement in products, we are subject to laws governing advertising and promotions, privacy laws, safety regulations, consumer protection regulations and other laws that regulate retailers and govern the promotion and sale of merchandise. We monitor changes in these laws and believe that we are in material compliance with applicable laws.

Intellectual Property

We currently do not own any patents, trademarks or any other intellectual property at this time.

Doiyen, formerly WHP Entertainment LLC, filed a trademark application on April 7, 2020, with the United States Patent and Trademark Office (“USPTO”) under Application Serial No. 88861879 for the mark:

On June 25, 2020, the USPTO informed us that it was refusing the registration of the mark because of a likelihood of confusion with another active trademark, and advised us that we had 6 months to reply and to submit evidence and arguments in support of registration of the mark. Unfortunately, we did not reply to the USPTO within the six-month period. Therefore, we plan to file a petition to revive our trademark application with the USPTO.

Overview of the Business of West of Hudson Group, Inc.

WOHG, our directly wholly owned subsidiary, was incorporated on May 19, 2020 under the laws of the State of Delaware. WOHG is primarily a holding company, and operates various aspects of its business through its operating subsidiaries, which are limited liability companies, of which WOHG is the 100% owner and sole member, and which are as follows:

1.	Doiyen, LLC – a talent management company that provides representation to Clubhouse influencers, as further described below.

2.	WOH Brands, LLC – a content-creation studio, social media marketing company, technology developer, and brand incubator, as further described below.

Doiyen, LLC (“Doiyen”), formerly named WHP Management, LLC, and before that named WHP Entertainment LLC, is a California limited liability company formed on January 2, 2020. Doiyen was acquired by WOHG on July 9, 2020 pursuant to an exchange agreement between WOHG and Doiyen, pursuant to which WOHG acquired 100% of the membership interests of Doiyen in exchange for 100 shares of common stock of WOHG. As described above, Doiyen is a talent management company for social media influencers, and seeks to represent some of the world’s top talent in the world of social media. Doiyen is the entity with which our influencers contract when living in one of our Clubhouses.

WOH Brands, LLC (“WOH Brands”) is a Delaware limited liability company formed on May 19, 2020 by WOHG. As described above, WOH Brands engages and also plans to engage in a number of activities, with respect to brand development and incubation, content creation, and technology development.

WOHG is the 100% owner and sole member and manager of each of these entities pursuant to each of the limited liability company agreements that govern these entities, and has complete and exclusive discretion in the management and control of the affairs and business of WOH Brands and Doiyen, and possesses all powers necessary to carry out the purposes and business of these entities. WOHG is entitled to the receipt of all income (and/or losses) that these entities generate.

In addition to the above, WOHG is the 100% owner of two other limited liability companies - Oopsie Daisy Swimwear, LLC and DAK Brands, LLC, each incorporated in the State of Delaware on May 13, 2020. However, each of these entities has minimal or no operations as of the date of this annual report, and are not intended to have any material operations in the near future.

Organizational Structure

The following reflects our current organizational structure:

Organizational History

Clubhouse Media Group, Inc. was incorporated under the laws of the State of Nevada on December 19, 2006 with the name Tongji Healthcare Group, Inc. by Nanning Tongji Hospital, Inc. (“NTH”). On the same day, Tongji, Inc., our wholly owned subsidiary, was incorporated in the State of Colorado. Tongji, Inc. was later dissolved on March 25, 2011.

NTH was established in Nanning in the province of Guangxi of the People’s Republic of China (“PRC” or “China”) by the Nanning Tongji Medical Co. Ltd. and an individual on October 30, 2003.

NTH was a designated hospital for medical insurance in the city of Nanning and Guangxi province with 105 licensed beds. NTH specializes in the areas of internal medicine, surgery, gynecology, pediatrics, emergency medicine, ophthalmology, medical cosmetology, rehabilitation, dermatology, otolaryngology, traditional Chinese medicine, medical imaging, anesthesia, acupuncture, physical therapy, health examination, and prevention.

On December 27, 2006, Tongji, Inc. acquired 100% of the equity of NTH pursuant to an Agreement and Plan of Merger, pursuant to which NTH became a wholly owned subsidiary of Tongji Inc. Pursuant to the Agreement and Plan of Merger, we issued 15,652,557 shares of common stock to the shareholders of NTH in exchange for 100% of the issued and outstanding shares of common stock of NTH. The acquisition of NTH was accounted for as a reverse acquisition under the purchase method of accounting since the shareholders of NTH obtained control of the entity. Accordingly, the reorganization of the two companies was recorded as a recapitalization of NTH, with NTH being treated as the continuing operating entity. The Company, through NTH, thereafter operated the hospital, until the Company eventually sold NTH, as described below.

Effective December 31, 2017, under the terms of a Bill of Sale, we agreed to sell, transfer convey and assign forever all of its rights, title and interest in its equity ownership interest in its subsidiary, NTH, to Placer Petroleum Co., LLC, an Arizona limited liability company. Pursuant to the Bill of Sale, consideration for this sale, transfer conveyance and assignment is Placer Petroleum Co, LLC assuming all assets and liabilities of NTH as of December 31, 2017. As a result of the Bill of Sale, the related assets and liabilities of Nanning Tongji Hospital, Inc. was reported as discontinued operations effective December 31, 2017. Thereafter, the Company had minimal operations.

On May 20, 2019, pursuant to Case Number A-19-793075-P, Nevada’s 8th Judicial District, Business Court entered and Order Granting Application of Joseph Arcaro as Custodian of Tongji Healthcare Group, Inc. pursuant to NRS 78.347(1)(b), pursuant to which Joseph Arcaro was appointed custodian of the Company and given authority to reinstate the Company with the State of Nevada under NRS 78.347. On May 23, 2019, Joseph Arcaro filed a Certificate of Reinstatement of the Company with the Secretary of State of the State of Nevada. In addition, on May 23, 2019, Joseph Arcaro filed an Annual List of the Company with the Secretary of State of the State of Nevada, designating himself as President, Secretary, Treasurer and Director of the Company for the filing period of 2017 to 2019. On November 13, 2019, Mr. Arcaro filed a Motion to Terminate Custodianship of Tongji Healthcare Group, Inc. pursuant to NRS 78.650(4) with the District Court in Clark County Nevada. On December 6, 2019, the court granted Mr. Arcaro’s motion, and the custodianship was terminated.

Effective May 29, 2020, Joseph Arcaro, our Chief Executive Officer, President, Secretary, Treasurer and sole director and the beneficial owner, through his ownership of Algonquin Partners Inc. (“Algonquin”), of 65% of the Company’s common stock, entered into a Stock Purchase Agreement (the “Stock Purchase Agreement”) by and among West of Hudson Group, Inc., the Company, Algonquin, and Mr. Arcaro. Pursuant to the terms of the SPA, WOHG agreed to purchase, and Algonquin agreed to sell, 30,000,000 shares of the Company’s common stock in exchange for payment by WOHG to Algonquin of $240,000 (the “Stock Purchase”). Thereafter, WOHG distributed the 30,000,000 shares of the Company among the shareholders of WOHG. The Stock Purchase closed on June 18, 2020, resulting in a change of control of the Company.

On July 7, 2020, we amended our articles of incorporation whereby we increased our authorized capital stock to 550,000,000 shares, comprised of 500,000,000 shares of common stock, par value $0.001 and 50,000,000 shares of preferred stock, par value $0.001.

Recent Developments

Share Exchange Agreement – West of Hudson Group, Inc.

On August 11, 2020, we entered into the Share Exchange Agreement with (i) WOHG; (ii) each of the WOHG Shareholders; and (iii) Mr. Ben-Yohanan as the Shareholders’ Representative.

Pursuant to the terms of the Share Exchange Agreement, the parties agreed that the Company would acquire 100% of WOHG’s issued and outstanding capital stock, in exchange for the issuance to the WOHG Shareholders of a number of shares of the Company’s common stock to be determined at the closing of the Share Exchange Agreement.

On November 12, 2020, the Company filed a Certificate of Designations with the Secretary of State of Nevada to designate one share of the preferred stock of the Company as the Series X Preferred Stock of the Company.

The closing of the Share Exchange Agreement occurred on November 12, 2020. Pursuant to the terms of the Share Exchange Agreement, the Company acquired 200 shares WOHG’s common stock, par value $0.0001 per share, representing 100% of the issued and outstanding capital stock of WOHG, in exchange for the issuance to the WOHG Shareholders of 46,811,195 shares of the Company’s common stock (the “Share Exchange”). As a result of the Share Exchange, WOHG became a wholly-owned subsidiary of the Company.

In addition, on November 20, 2020, pursuant to the Share Exchange Agreement and subsequent Waiver, the Company issued and sold to Amir Ben-Yohanan one share of Series X Preferred Stock, at a purchase price of $1.00. This one share of Series X Preferred Stock has a number of votes equal to all of the other votes entitled to be cast on any matter by any other shares or securities of the Company plus one, but will not have any economic or other interest in the Company.

The Share Exchange is intended to be a reorganization within the meaning of Section 368(a) of the Internal Revenue Code of 1986, as amended (the “Code”), and the Share Exchange Agreement is intended to be a “plan of reorganization” within the meaning of the regulations promulgated under Section 368(a) of the Code and for the purpose of qualifying as a tax-free transaction for federal income tax purposes.

On November 12, 2020, pursuant to the closing of the Share Exchange Agreement, we acquired WOHG, and WOHG thereafter became our wholly owned subsidiary, and the business of WOHG became the business of the Company going forward.

Name Change

On November 2, 2020, the Company filed a Certificate of Amendment with the Secretary of State of the State of Nevada in order to amend its Articles of Incorporation to change the Company’s name from “Tongji Healthcare Group, Inc.” to “Clubhouse Media Group, Inc.”

On January 20, 2021, Financial Industry Regulatory Authority (“FINRA”) approved our name change from “Tongji Healthcare Group, Inc.” to “Clubhouse Media Group, Inc.” and approved the change the symbol of our common stock from “TONJ” to “CMGR.”

Share Exchange Agreement - Magiclytics

On February 3, 2021, the Company entered into an Amended and Restated Share Exchange Agreement (the “A&R Share Exchange Agreement”) by and between the Company, Digital Influence Inc., a Wyoming corporation doing business as Magiclytics (“Magiclytics”), each of the shareholders of Magiclytics (the “Magiclytics Shareholders”) and Christian Young, as the representative of the Magiclytics Shareholders (the “Shareholders’ Representative”). Christian Young is the President, Secretary, and a Director of the Company, and is also an officer, director, and significant shareholder of Magiclytics.

The A&R Share Exchange Agreement amended and restated in its entirety the previous Share Exchange Agreement between the same parties, which was executed on December 3, 2020. The A&R Share Exchange Agreement replaces the Share Exchange Agreement in its entirety.

Pursuant to the terms of the A&R Share Exchange Agreement, the Company agreed to acquire from the Magiclytics Shareholders, who hold an aggregate of 5,000 shares of Magiclytics’ common stock, par value $0.01 per share (the “Magiclytics Shares”), all 5,000 Magiclytics Shares, representing 100% of Magiclytics’ issued and outstanding capital stock, in exchange for the issuance by the Company to the Magiclytics Shareholders of the 734,689 shares of the Company’s common stock based on a $3,500,000 valuation of Magiclytics, to be apportioned between the Magiclytics Shareholders pro rata based on their respective ownership of Magiclytics Shares.

On February 3, 2021 (the “Magiclytics Closing Date”), the parties closed on the transactions contemplated in the A&R Share Exchange Agreement, and the Company agreed to issue 734,689 shares of Company common stock to the Magiclytics Shareholders in exchange for all 5,000 Magiclytics Shares (the “Magiclytics Closing”). On February 3, 2021, pursuant to the closing of the Share Exchange Agreement, we acquired Magiclytics, and Magiclytics thereafter became our wholly owned subsidiary.

At the Magiclytics Closing, we agreed to issue to Christian Young and Wilfred Man each 330,610 shares of Company Common Stock, representing 45% each, or 90% in total of the Company common stock which we agreed to issue to the Magiclytics Shareholders at the Magiclytics Closing. As of February 7, 2021, we have not issued the 734,689 shares to the Magiclytics shareholders.

The number of shares of the Company common stock issued at the Magiclytics Closing was based on the fair market value of the Company common stock as initially agreed to by the parties, which is $4.76 per share (the “Base Value”). The fair market value was determined based on the volume weighted average closing price of the Company common stock for the 20-trading day period immediately prior to the Magiclytics. In the event that the initial public offering price per share of the Company common stock in our Regulation A offering is less than the Base Value, then within three business days of the qualification by the SEC of the Offering Statement forming part of our Regulation A offering circular, the Company will issue to the Magiclytics Shareholders a number of additional shares of Company common stock equal to:

(1)	$3,500,000 divided by the initial public offering price per share of the Company common stock in our Regulation A offering, minus;
(2)	734,689.

The resulting number of shares of the Company common stock pursuant to the above calculation will be referred to as the “Additional Shares”, and such Additional Shares will also be issued to the Magiclytics Shareholders pro rata based on their respective ownership of Magiclytics Shares.

In addition to the exchange of shares between the Magiclytics Shareholders and the Company described above, on the Magiclytics Closing Date the parties took a number of other actions in connection with the Magiclytics Closing pursuant to the terms of the A&R Share Exchange Agreement:

(i)	The Board of Directors of Magiclytics (the “Magiclytics Board”) expanded the size of the Magiclytics Board to 3 persons and named Simon Yu, a current officer and director of the Company as a director of the Magiclytics Board.
(ii)	The Magiclytics Board named Wilfred Man as the Chief Executive Officer of Magiclytics, Christian Young as the President and Secretary of the Magiclytics and Simon Yu as the Chief Operating Officer of Magiclytics.

Further, immediately following the Magiclytics Closing, the Company assumed responsibility for all outstanding accounts payables and operating costs to continue operations of Magiclytics including but not limited to payment to any of its vendors, lenders, or other parties in which Magiclytics engages with in the regular course of its business.

Convertible Promissory Notes

Convertible Promissory Note – Scott Hoey

On September 10, 2020, the Company entered into a note purchase agreement with Scott Hoey, pursuant to which, on same date, the Company issued a convertible promissory note to Mr. Hoey the aggregate principal amount of $7,500 for a purchase price of $7,500 (“Hoey Note”).

The Hoey Note had a maturity date of September 10, 2022, and bore interest at 8% per year. No payments of the principal amount or interest are due prior to the maturity date other than as specifically set forth in the Hoey Note, and the Company may prepay all or any portion of the principal amount and any accrued and unpaid interest at any time without penalty. Mr. Hoey had the right, until the Indebtedness is paid in full, to convert all, but only all, of the then-outstanding Indebtedness into shares of Company common stock at a conversion price of 50% of the volume weighted average of the closing price during the 20-trading day period immediately prior to the option conversion date, subject to customary adjustments for stock splits, etc. occurring after the issuance date.

On December 8, 2020, the Company issued to Mr. Hoey 10,833 shares of Company common stock upon the conversion of the convertible promissory note issued to Mr. Hoey at a conversion price of $0.69 per share.

Convertible Promissory Note – Cary Niu

On September 18, 2020, the Company entered into a note purchase agreement with Cary Niu, pursuant to which, on same date, the Company issued a convertible promissory note to Ms. Niu the aggregate principal amount of $50,000 for a purchase price of $50,000 (“Niu Note”).

The Niu Note has a maturity date of September 18, 2022, and bears interest at 8% per year. No payments of the principal amount or interest are due prior to the maturity date other than as specifically set forth in the Niu Note, and the Company may prepay all or any portion of the principal amount and any accrued and unpaid interest at any time without penalty. Ms. Niu will have the right, until the Indebtedness is paid in full, to convert all, but only all, of the then-outstanding Indebtedness into shares of Company common stock at a conversion price of 30% of the volume weighted average of the closing price during the 20-trading day period immediately prior to the option conversion date, subject to customary adjustments for stock splits, etc. occurring after the issuance date.

Convertible Promissory Note – Jesus Galen

On October 6, 2020, the Company entered into a note purchase agreement with Jesus Galen, pursuant to which, on same date, the Company issued a convertible promissory note to Mr. Galen the aggregate principal amount of $30,000 for a purchase price of $30,000 (“Galen Note”).

The Galen Note has a maturity date of October 6, 2022, and bears interest at 8% per year. No payments of the principal amount or interest are due prior to the maturity date other than as specifically set forth in the Galen Note, and the Company may prepay all or any portion of the principal amount and any accrued and unpaid interest at any time without penalty. Mr. Galen will have the right, until the Indebtedness is paid in full, to convert all, but only all, of the then-outstanding Indebtedness into shares of Company common stock at a conversion price of 50% of the volume weighted average of the closing price during the 20-trading day period immediately prior to the option conversion date, subject to customary adjustments for stock splits, etc. occurring after the issuance date.

Convertible Promissory Note – Darren Huynh

On October 6, 2020, the Company entered into a note purchase agreement with Darren Huynh, pursuant to which, on same date, the Company issued a convertible promissory note to Mr. Huynh the aggregate principal amount of $50,000 for a purchase price of $50,000 (“Huynh Note”).

The Huynh Note has a maturity date of October 6, 2022, and bears interest at 8% per year. No payments of the principal amount or interest are due prior to the maturity date other than as specifically set forth in the Huynh Note, and the Company may prepay all or any portion of the principal amount and any accrued and unpaid interest at any time without penalty. Mr. Huynh will have the right, until the Indebtedness is paid in full, to convert all, but only all, of the then-outstanding Indebtedness into shares of Company common stock at a conversion price of 50% of the volume weighted average of the closing price during the 20-trading day period immediately prior to the option conversion date, subject to customary adjustments for stock splits, etc. occurring after the issuance date.

Convertible Promissory Note – Wayne Wong

On October 6, 2020, the Company entered into a note purchase agreement with Wayne Wong, pursuant to which, on same date, the Company issued a convertible promissory note to Mr. Wong the aggregate principal amount of $25,000 for a purchase price of $25,000 (“Wong Note”).

The Wong Note has a maturity date of October 6, 2022, and bears interest at 8% per year. No payments of the principal amount or interest are due prior to the maturity date other than as specifically set forth in the Wong Note, and the Company may prepay all or any portion of the principal amount and any accrued and unpaid interest at any time without penalty. Mr. Wong will have the right, until the Indebtedness is paid in full, to convert all, but only all, of the then-outstanding Indebtedness into shares of Company common stock at a conversion price of 50% of the volume weighted average of the closing price during the 20-trading day period immediately prior to the option conversion date, subject to customary adjustments for stock splits, etc. occurring after the issuance date.

Convertible Promissory Note – Matthew Singer

On January 3, 2021, the Company entered into a note purchase agreement with Matthew Singer, pursuant to which, on same date, the Company issued a convertible promissory note to Mr. Singer the aggregate principal amount of $13,000 for a purchase price of $13,000 (“Singer Note”).

The Singer Note had a maturity date of January 3, 2023, and bore interest at 8% per year. No payments of the principal amount or interest are due prior to the maturity date other than as specifically set forth in the Singer Note, and the Company may prepay all or any portion of the principal amount and any accrued and unpaid interest at any time without penalty. Mr. Singer had the right, until the Indebtedness is paid in full, to convert all, but only all, of the then-outstanding Indebtedness into shares of Company common stock at a conversion price of 70% of the volume weighted average of the closing price during the 20-trading day period immediately prior to the option conversion date, subject to customary adjustments for stock splits, etc. occurring after the issuance date.

On January 26, 2021, the Company issued to Mr. Singer 8,197 shares of Company common stock upon the conversion of the convertible promissory note issued to Mr. Singer at a conversion price of $1.59 per share.

Convertible Promissory Note – ProActive Capital SPV I, LLC

On January 20, 2021, the Company entered into a securities purchase agreement (the “ProActive Capital SPA”) with ProActive Capital SPV I, LLC, a Delaware limited liability company (“ProActive Capital”), pursuant to which, on same date, the Company (i) issued a convertible promissory note to ProActive Capital the aggregate principal amount of $250,000 for a purchase price of $225,000, reflecting a $25,000 original issue discount (the “ProActive Capital Note”), and in connection therewith, sold to ProActive Capital 50,000 shares of Company Common Stock at a purchase price of $0.001 per share. In addition, at the closing of this sale, the Company reimbursed ProActive Capital the sum of $10,000 for ProActive Capital’s costs in completing the transaction, which amount ProActive Capital withheld from the total purchase price paid to the Company.

The ProActive Capital Note has a maturity date of January 20, 2022, and bears interest at 10% per year. No payments of the principal amount or interest are due prior to the maturity date other than as specifically set forth in the ProActive Capital Note, and the Company may prepay all or any portion of the principal amount and any accrued and unpaid interest at any time without penalty.

The ProActive Capital Note (and the principal amount and any accrued and unpaid interest) is convertible into shares of Company Common Stock at ProActive Capital’s election at any time following the time that the SEC qualifies the Company’s offering statement related to the Regulation A offering, at a conversion price equal to 70% of the Regulation A offering price of the Company common stock in the Regulation A offering, and is subject to a customary beneficial ownership limitation of 9.99%, which may be waived by ProActive Capital on 61 days’ notice to the Company. The conversion price is subject to customary adjustments for any stock splits, etc. which occur following the determination of the conversion price.

The ProActive Capital Note contains customary events of default, including, but not limited to:

●	if the Company fails to pay the then-outstanding principal amount and accrued interest on the ProActive Capital Note on any date any such amounts become due and payable, and any such failure is not cured within three business days of written notice thereof by ProActive Capital;
●	the Company fails to remain compliant with the Depository Trust Company (“DTC”), thus incurring a “chilled” status with DTC; or
●	any trading suspension is imposed by the SEC under Section 12(j) of the Exchange Act or Section 12(k) of the Exchange Act; the occurrence of any delisting of the Company Common Stock from any securities exchange on which the Company Common Stock is listed or suspension of trading of the Company Common Stock on the OTC Markets.

If an event of default has occurred and is continuing, ProActive Capital may declare all or any portion of the then-outstanding principal amount of the ProActive Capital Note, together with all accrued and unpaid interest thereon, due and payable, and the ProActive Capital Note shall thereupon become, immediately due and payable in cash and ProActive Capital will also have the right to pursue any other remedies that ProActive Capital may have under applicable law. In the event that any amount due under the ProActive Capital Note is not paid as and when due, such amounts shall accrue interest at the rate of 18% per year, simple interest, non-compounding, until paid.

Convertible Promissory Note – GS Capital Partners

On January 25, 2021, the Company entered into a securities purchase agreement (the “GS Capital SPA”) with GS Capital Partners, LLC (“GS Capital”), pursuant to which, on same date, the Company (i) issued a convertible promissory note to GS Capital the aggregate principal amount of $288,889 for a purchase price of $260,000, reflecting a $28,889 original issue discount (the “GS Capital Note”), and in connection therewith, sold to GS Capital 50,000 shares of Company Common Stock at a purchase price of $0.001 per share. In addition, at the closing of this sale, the Company reimbursed GS Capital the sum of $10,000 for GS Capital’s costs in completing the transaction, which amount GS Capital withheld from the total purchase price paid to the Company.

The GS Capital Note has a maturity date of January 25, 2022, and bears interest at 10% per year. No payments of the principal amount or interest are due prior to the maturity date other than as specifically set forth in the GS Capital Note, and the Company may prepay all or any portion of the principal amount and any accrued and unpaid interest at any time without penalty.

The GS Capital Note (and the principal amount and any accrued and unpaid interest) is convertible into shares of Company Common Stock at GS Capital’s election at any time following the time that the SEC qualifies the Company’s offering statement related to the Regulation A offering, at a conversion price equal to 70% of the Regulation A offering price of the Company common stock in the Regulation A offering, and is subject to a customary beneficial ownership limitation of 9.99%, which may be waived by GS Capital on 61 days’ notice to the Company. The conversion price is subject to customary adjustments for any stock splits, etc. which occur following the determination of the conversion price.

The GS Capital Note contains customary events of default, including, but not limited to:

●	if the Company fails to pay the then-outstanding principal amount and accrued interest on the GS Capital Note on any date any such amounts become due and payable, and any such failure is not cured within three business days of written notice thereof by GS Capital;
●	the Company fails to remain compliant with the Depository Trust Company (“DTC”), thus incurring a “chilled” status with DTC; or
●	any trading suspension is imposed by the SEC under Section 12(j) of the Exchange Act or Section 12(k) of the Exchange Act; the occurrence of any delisting of the Company Common Stock from any securities exchange on which the Company Common Stock is listed or suspension of trading of the Company Common Stock on the OTC Markets.

If an event of default has occurred and is continuing, GS Capital may declare all or any portion of the then-outstanding principal amount of the GS Capital Note, together with all accrued and unpaid interest thereon, due and payable, and the GS Capital Note shall thereupon become, immediately due and payable in cash and GS Capital will also have the right to pursue any other remedies that GS Capital may have under applicable law. In the event that any amount due under the GS Capital Note is not paid as and when due, such amounts shall accrue interest at the rate of 18% per year, simple interest, non-compounding, until paid.

Convertible Promissory Note – Tiger Trout Capital Puerto Rico

On January 29, 2021, the Company entered into a securities purchase agreement (the “Tiger Trout SPA”) with Tiger Trout Capital Puerto Rico, LLC, a Puerto Rico limited liability company (“Tiger Trout”), pursuant to which, on same, date, the Company (i) issued a convertible promissory note in the aggregate principal amount of $1,540,000 for a purchase price of $1,100,000, reflecting a $440,000 original issue discount (the “Tiger Trout Note”), and (ii) sold to Tiger Trout 220,000 shares Company common stock for a purchase price of $220.00. As of February 8, 2021, the Company has not issued the 220,000 shares of Company common stock to Tiger Trout.

The Tiger Trout Note has a maturity date of January 29, 2022, and bears interest at 10% per year. No payments of the principal amount or interest are due prior to the maturity date other than as specifically set forth in the Tiger Trout Note, and the Company may prepay all or any portion of the principal amount and any accrued and unpaid interest at any time without penalty, provided however, that if the Company does not pay the principal amount and any accrued and unpaid interest by July 2, 2021, an additional $50,000 is required to be paid to Tiger Trout at the time the Tiger Trout Note is repaid, if the Company repays the Tiger Trout Note prior to its maturity date.

If the principal amount and any accrued and unpaid interest under the Tiger Trout Note has not been repaid on or before the maturity date, that will be an event of default under the Tiger Trout Note. If an event of default has occurred and is continuing, Tiger Trout may declare all or any portion of the then-outstanding principal amount and any accrued and unpaid interest under the Tiger Trout Note (the “Indebtedness”) due and payable, and the Indebtedness will become immediately due and payable in cash by the Company. Further, Tiger Trout will have the right, until the Indebtedness is paid in full, to convert all, but only all, of the then-outstanding Indebtedness into shares of Company common stock at a conversion price of $0.50 per share, subject to customary adjustments for stock splits, etc. occurring after the issuance date. The Tiger Trout Note contains a customary beneficial ownership limitation of 9.99%, which may be waived by Tiger Trout on 61 days’ notice to the Company.

Convertible Promissory Note – Amir Ben-Yohanan

On February 2, 2021, the Company and Amir Ben-Yohanan, its Chief Executive Officer, entered into a promissory note in the total principal amount of $2,400,000 (the “Note”). The Note memorializes a $2,400,000 loan that Mr. Ben-Yohanan previously advanced to the Company and its subsidiaries to fund their operations, pursuant to a promissory note dated January 2, 2020, in which West of Hudson Group, Inc. was named as the borrower due to a scrivener’s error (the “Prior Note”). The Prior Note was intended to be between WHP Entertainment, LLC, which is now named Doiyen LLC. (West of Hudson Group, Inc. is a wholly owned subsidiary of the Company and Doiyen LLC is a wholly owned subsidiary of West of Hudson Group, Inc.). Effective as of February 2, 2021, the Prior Note was terminated and is of no further force or effect.

The Note bears simple interest at a rate of eight percent (8%) per annum, and the Company may prepay all or any portion of the principal amount and any accrued and unpaid interest of the Note at any time without penalty.

At the time the SEC qualifies our Regulation A offering circular, $1,000,000 of the principal amount and accrued interest will be automatically converted into a number of shares of Company common stock equal to (i) $1,000,000 divided by (ii) the initial public offering price per share of Company common stock in our Regulation A offering. These shares will be restricted shares of Company common stock, and not the shares of Company common stock offered in our Regulation A offering. In the event that at such time the Company has repaid an amount of the principal amount and accrued interest such that the remaining indebtedness is less than $1,000,000, then such amount of remaining indebtedness will be substituted for the $1,000,000 figure above.

Any portion of the principal amount and interest which is not converted to Company common stock as set forth above will be payable by the Company commencing on February 2, 2022 as required to amortize the Note and the outstanding indebtedness over the following 24 months. The final maturity date of the Note is February 2, 2024.

Convertible Promissory Note – GS Capital Partners

On February 19, 2021, the Company entered into a securities purchase agreement (the “SPA”) with GS Capital Partners, pursuant to which, on same date, the Company issued a convertible promissory note to GS Capital the aggregate principal amount of $577,778 for a purchase price of $520,000, reflecting a $57,780 original issue discount (the “February 2021 GS Capital Note”), and in connection therewith, sold to GS Capital 100,000 shares of Company’s common stock at a purchase price of $100, representing a per share price of $0.001 per share. In addition, at the closing of this sale, the Company reimbursed GS Capital the sum of $10,000 for GS Capital’s costs in completing the transaction, which amount GS Capital withheld from the total purchase price paid to the Company.

The February 2021 GS Capital Note has a maturity date of February 19, 2022 and bears interest at 10% per year. No payments of the principal amount or interest are due prior to the maturity date other than as specifically set forth in the February 2021 GS Capital Note, and the Company may prepay all or any portion of the principal amount and any accrued and unpaid interest at any time without penalty.

The February 2021 GS Capital Note (and the principal amount and any accrued and unpaid interest) is convertible into shares of the Company Common Stock at GS Capital’s election at any time following the time that the SEC qualifies the Company’s offering statement related to the Company’s planned offering of Company Common Stock pursuant to Regulation A under the Securities Act of 1933, as amended. At such time, the February 2021 GS Capital Note (and the principal amount and any accrued and unpaid interest) will be convertible at a conversion price equal to 70% of the initial offering price of the Company Common Stock in the Regulation A Offering, subject to a customary beneficial ownership limitation of 9.99%, which may be waived by GS Capital on 61 days’ notice to the Company. The conversion price is subject to customary adjustments for any stock splits, etc. which occur following the determination of the conversion price.

The February 2021 GS Capital Note contains customary events of default, including, but not limited to:

●       if the Company fails to pay the then-outstanding principal amount and accrued interest on the GS Capital Note on any date any such amounts become due and payable, and any such failure is not cured within three business days of written notice thereof by GS Capital;

●       the Company fails to remain compliant with the Depository Trust Company (“DTC”), thus incurring a “chilled” status with DTC;

●       any trading suspension is imposed by the SEC under Section 12(j) of the Securities Exchange Act of 1934 (the “Exchange Act”) or Section 12(k) of the Exchange Act; or

●       the occurrence of any delisting of the Company Common Stock from any securities exchange on which the Company Common Stock is listed or suspension of trading of the Company Common Stock on the OTC Markets.

If an event of default has occurred and is continuing, GS Capital may declare all or any portion of the then-outstanding principal amount of the February 2021 GS Capital Note, together with all accrued and unpaid interest thereon, due and payable, and the February 2021 GS Capital Note shall thereupon become immediately due and payable in cash and February 2021 GS Capital will also have the right to pursue any other remedies that GS Capital may have under applicable law. In the event that any amount due under the February 2021 GS Capital Note is not paid as and when due, such amounts shall accrue interest at the rate of 18% per year, simple interest, non-compounding, until paid.

Convertible Promissory Note – Labrys Fund, LP

On March 11, 2021, the Company entered into a securities purchase agreement (the “Labrys SPA”) with Labrys Fund, LP (“Labrys”), pursuant to which the Company issued a 10% promissory note (the “Labrys Note”) with a maturity date of March 11, 2022 (the “Labrys Maturity Date”), in the principal sum of $1,000,000. In addition, the Company issued 125,000 shares of its common stock to Labrys as a commitment fee pursuant to the Labrys SPA. Pursuant to the terms of the Labrys Note, the Company agreed to pay to $1,000,000 (the “Principal Sum”) to Labrys and to pay interest on the principal balance at the rate of 10% per annum. The Labrys Note carries an original issue discount (“OID”) of $100,000. Accordingly, on the Closing Date (as defined in the Labrys SPA), Labrys paid the purchase price of $900,000 in exchange for the Labrys Note. Labrys may convert the Labrys Note into the Company’s common stock (subject to the beneficial ownership limitations of 4.99% in the Labrys Note) at any time at a conversion price equal to $10.00 per share.

The Company may prepay the Labrys Note at any time prior to the date that an Event of Default (as defined in the Labrys Note) occurs at an amount equal to 100% of the Principal Sum then outstanding plus accrued and unpaid interest (no prepayment premium) plus $750.00 for administrative fees. The Labrys Note contains customary events of default relating to, among other things, payment defaults, breach of representations and warranties, and breach of provisions of the Labrys Note or Labrys SPA.

Upon the occurrence of any Event of Default, the Labrys Note shall become immediately due and payable and the Company shall pay to Labrys, in full satisfaction of its obligations hereunder, an amount equal to the Principal Sum then outstanding plus accrued interest multiplied by 125% (the “Default Amount”). Upon the occurrence of an Event of Default, additional interest will accrue from the date of the Event of Default at the rate equal to the lower of 16% per annum or the highest rate permitted by law.

Consulting Agreement

On February 3, 2021, in connection with (but not pursuant to) the closing of the A&R Share Exchange Agreement relating to Magiclytics, the Company entered in a consulting agreement with Chris Young, the President, Secretary, and a Director of the Company.

Employees

We currently have one full time employee, which is our Chief Executive Officer, Amir Ben-Yohanan. We contract with a number of consultants that assist in various aspects of our operations. Contractors exist both at WOHG as well as at our operating subsidiaries, which is currently Doiyen and WOH Brands.

We believe that a diverse workforce is important to our success. As we grow our business, we will focus on the hiring, retention and advancement of women and underrepresented populations, and to cultivate an inclusive and diverse corporate culture. The company has hired a Human Resources consultant to evaluate and implement our ongoing human capital needs. We will continue to evaluate our use of human capital measures or objectives in managing our business such as the factors we employ or seek to employ in the development, attraction and retention of personnel and maintenance of diversity in our workforce.

In the future, we also intend to provide our employees and their families with access to a variety of innovative, flexible and convenient health and wellness programs, including benefits that provide protection and security so they can have peace of mind concerning events that may require time away from work or that impact their financial well-being; that support their physical and mental health by providing tools and resources to help them improve or maintain their health status and encourage engagement in healthy behaviors; and that offer choice where possible so they can customize their benefits to meet their needs and the needs of their families.

We also expect to provide robust compensation and benefits programs to help meet the needs of our employees.

Custodianship

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

On November 13, 2019, Mr. Arcaro filed a Motion to Terminate Custodianship of Tongji Healthcare Group, Inc. pursuant to NRS 78.650(4) with the District Court in Clark County Nevada. On December 6, 2019, the court granted Mr. Arcaro’s motion, and the custodianship was terminated.

Periodic Reporting and Financial Information

We have reporting obligations, including the requirement that we file annual, quarterly and current reports with the SEC. In accordance with the requirements of the Exchange Act, our annual reports will contain financial statements audited and reported on by our independent registered public accountants.

We will be required to evaluate our internal control procedures for the fiscal year ending December 31, 2021 as required by the Sarbanes-Oxley Act. Only in the event we are deemed to be a large accelerated filer or an accelerated filer, and no longer qualify as an emerging growth company, will we be required to have our internal control procedures audited.

We will remain an emerging growth company until the earlier of (1) the last day of the fiscal year (a) following the fifth anniversary of the completion of our initial public offering, (b) in which we have total annual gross revenue of at least $1.07 billion, or (c) in which we are deemed to be a large accelerated filer, which means the market value of our shares of common stock that are held by non-affiliates exceeds $700 million as of the prior June 30th, and (2) the date on which we have issued more than $1.0 billion in non-convertible debt during the prior three-year period.

ITEM 1A. RISK FACTORS

Below is a summary of material risks, uncertainties and other factors that could have a material effect on the Company and its operations:

●	Clubhouse Media and WOHG have a history of operating losses and their management have concluded that factors raise substantial doubt about their ability to continue as a going concern and the auditors of Clubhouse Media and WOHG have included explanatory paragraphs relating to their ability to continue as a going concern in their audit reports for the fiscal years ended December 31, 2020 and 2019.
●	We are a holding company and our principal asset is our 100% equity interest in WOHG, through which we own 100% of each of WOHG’s limited liability company operating subsidiaries, and accordingly we are dependent upon distributions from such operating subsidiaries to pay taxes and other expenses.
●	WOHG is an early stage company with a limited operating history. Such limited operating history of WOHG may not provide an adequate basis to judge our future prospects and results of operations.
●	Since inception of WOHG, WOHG has experienced losses, and we may have to further reduce our costs by curtailing future operations to continue as a business.
●	There are no assurances we will realize the anticipated benefits from the acquisition of WOHG.
●	The current outbreak of the coronavirus may have a negative effect on our ability to conduct our business and operations and may also cause an overall decline in the economy as a whole and could materially harm our Company.
●	We may be adversely affected by political tensions between the United States and China.
●	We may fail to successfully execute our business plan.

●	Our acquisition strategy creates risks for our business.
●	We may not be able to effectively manage our growth and the increased complexity of our business, which could negatively impact our brand and financial performance.
●	We may suffer from lack of availability of additional funds.
●	Our substantial amount of indebtedness may adversely affect our cash flow and our ability to operate our business, remain in compliance with debt covenants and make payments on our indebtedness.
●	The ability of our Chief Executive Officer, Amir Ben-Yohanan, to control our business may limit or eliminate minority stockholders’ ability to influence corporate affairs.
●	We are not a party to certain of the leases for its Clubhouse properties, and therefore is subject to the risk of those leases being terminated or altered without its consent.
●	Our business is subject to fluctuations that are not predictable, which subjects our business to increase risks.
●	Our business depends on our ability to provide customers and followers with interesting and useful content, which in turn depends on the content contributed by the content creators.
●	Changes in public and consumer tastes and preferences and industry trends could reduce demand for our services and content offerings and adversely affect our business.
●	Our ability to generate revenue from discretionary and corporate spending, such as corporate sponsorships and advertising, is subject to many factors, including many that are beyond our control.
●	We may not be able to adapt to or manage new content distribution platforms or changes in consumer behavior resulting from new technologies.
●	Because our success depends substantially on our ability to maintain a professional reputation, adverse publicity concerning us, one of our businesses, our Creators or our key personnel could adversely affect our business.
●	We depend on the relationships of our talent managers and other key personnel with clients across many categories, including fashion, music, digital, and sponsorship.
●	Our success depends, in part, on our continuing ability to identify, recruit and retain qualified and experienced talent managers. If we fail to recruit and retain suitable talent managers or if our relationships with our talent managers change or deteriorate, it could adversely affect our business.
●	Our failure to identify, sign and retain influencer-clients could adversely affect our business.
●	The markets in which we operate are highly competitive, both within the United States and internationally.
●	We operate in a fast-evolving industry, and we are in the early stage of our business. We cannot guarantee that our monetization strategies will be successfully implemented or generate sustainable revenues and profit.
●	We rely on technology, such as our information systems, to conduct our business. Failure to protect our technology against breakdowns and security breaches could adversely affect our business.
●	The commercial success of our products is dependent, in part, on factors outside our control.
●	Increases in the costs of content may have an adverse effect on our business, financial condition and results of operations.
●	In our paid promotion business, if we are unable to prove that our advertising and sponsorship solutions provide an attractive return on investment for our customers, our financial results could be harmed.
●	We will be attempting to launch brands in new markets and with new products. Our inability to effectively execute our business plan in relation to these new brands could negatively impact our business.
●	Our management team’s attention may be diverted by acquisitions and searches for new acquisition targets, and our business and operations may suffer adverse consequences as a result.
●	We may be unable to scale our operations successfully.
●	Economic conditions or changing consumer preferences could adversely impact our business.
●	Our intellectual property rights are valuable, and if we are unable to protect them or are subject to intellectual property rights claims, our business may be harmed.
●	We may be found to have infringed the intellectual property rights of others, which could expose us to substantial damages or restrict our operations.
●	As a creator and a distributor of content over the internet, we face potential liability for legal claims based on the nature and content of the materials that we create or distribute.
●	We are subject to extensive U.S. and foreign governmental regulations, and our failure to comply with these regulations could adversely affect our business.
●	Our results of operations, which are reported in U.S. dollars, could be adversely affected if currency exchange rates fluctuate substantially in the future.

●	Our amended and restated bylaws provide that state or federal court located within the state of Nevada will be the sole and exclusive forum for substantially all disputes between us and our shareholders, which could limit its stockholders’ ability to obtain a favorable judicial forum for disputes with us or our directors, officers or other employees.
●	Stockholders are bound by the fee-shifting provision contained in our amended and restated bylaws, which may discourage you to pursue actions against us.
●	As a result of being a public company, we are subject to additional reporting and corporate governance requirements that will require additional management time, resources and expense.
●	We may not have sufficient insurance coverage and an interruption of our business or loss of a significant amount of property could have a material adverse effect on our financial condition and operations.
●	We could become involved in claims or litigations that may result in adverse outcomes.
●	Trading on the OTC Markets is volatile and sporadic, which could depress the market price of our common stock and make it difficult for our security holders to resell their common stock.
●	Our stock price is likely to be highly volatile because of several factors, including a limited public float.
●	Our common stock has been in the past, and may be in the future, a “penny stock” under SEC rules. It may be more difficult to resell securities classified as “penny stock.”
●	FINRA sales practice requirements may also limit a shareholder’s ability to buy and sell our stock.
●	If we fail to maintain effective internal control over financial reporting, the price of our securities may be adversely affected.
●	We are required to comply with certain provisions of Section 404 of the Sarbanes-Oxley Act and if we fail to continue to comply, our business could be harmed and the price of our securities could decline.
●	Our privately issued common stock is subject to risks arising from restrictions on reliance on Rule 144 by shell companies or former shell companies.
●	The sale and issuance of additional shares of our common stock could cause dilution as well as the value of our common stock to decline.
●	Substantial future sales of shares of our common stock could cause the market price of our common stock to decline.
●	Provisions of our articles of incorporation and bylaws may delay or prevent a takeover which may not be in the best interests of our stockholders.
●	We do not expect to pay dividends in the foreseeable future.

We encourage you, however, to read the full risk factors presented below.

RISKS RELATED TO OUR BUSINESS

Clubhouse Media and WOHG have a history of operating losses and their management have concluded that factors raise substantial doubt about their ability to continue as a going concern and the auditors of Clubhouse Media and WOHG have included explanatory paragraphs relating to their ability to continue as a going concern in their audit reports for the fiscal years ended December 31, 2020 and 2019.

Clubhouse Media have a history of operating losses and have incurred cash flow deficits. For the fiscal years ended December 31, 2020 and 2019, Clubhouse Media reported net losses of $2,565,409 and $74,764, respectively, and negative cash flow from operating activities of $1,955,239 and $30,488, respectively. As of December 31, 2020, Clubhouse Media had an aggregate accumulated deficit of $2,565,409. There is substantial doubt regarding the ability of Clubhouse Media to continue as going concerns as a result of their historical recurring losses and negative cash flows from operations as well as their dependence on private equity and financings. Clubhouse Media anticipate that they will continue to report losses and negative cash flow for the foreseeable future. The management of Clubhouse Media have concluded that their historical recurring losses from operations and negative cash flows from operations as well as their dependence on private equity and other financings raise substantial doubt about their ability to continue as a going concern the auditors of Clubhouse Media have included explanatory paragraphs relating to their ability to continue as a going concern in their audit reports for the fiscal years ended December 31, 2020 and 2019, respectively.

The consolidated financial statements of Clubhouse Media do not include any adjustments that might result from the outcome of this uncertainty. These adjustments would likely include substantial impairment of the carrying amount of our assets and potential contingent liabilities that may arise if we are unable to fulfill various operational commitments. In addition, the value of our securities would be greatly impaired. Our ability to continue as a going concern is dependent upon generating sufficient cash flow from operations and obtaining additional capital and financing. If our ability to generate cash flow from operations is delayed or reduced and we are unable to raise additional funding from other sources, we may be unable to continue in business.

We are a holding company and our principal asset is our 100% equity interest in WOHG, through which we own 100% of each of WOHG’s limited liability company operating subsidiaries, and accordingly we are dependent upon distributions from such operating subsidiaries to pay taxes and other expenses.

We are a holding company and our principal asset is our 100% equity interests in WOHG. WOHG operates through its subsidiary wholly-owned limited liability companies, of which it owns 100% of each. Accordingly, we are dependent upon distributions from our operating subsidiaries to pay taxes and other expenses. If our operating subsidiaries do not generate sufficient revenues such that they can provide distributions to us, we may be unable to pay our taxes and other expenses which would have a materially adverse effect on our business operations and our Company as a whole.

WOHG is an early stage company with a limited operating history. Such limited operating history of WOHG may not provide an adequate basis to judge our future prospects and results of operations.

On November 12, 2020, pursuant to the closing of the Share Exchange Agreement, we acquired WOHG, and WOHG thereafter became our wholly owned subsidiary, and the business of WOHG became the business of the Company going forward. WOHG has limited experience and a limited operating history in which to assess its future prospects as a company. In addition, the market for the products and services offered through WOHG is highly competitive. If we fail to successfully develop and offer the products and services offered through WOHG in an increasingly competitive market, we may not be able to capture the growth opportunities associated with them or recover our development and marketing costs, and our future results of operations and growth strategies could be adversely affected. The limited history of WOHG may not provide a meaningful basis for investors to evaluate our business, financial performance, and prospects.

Since inception of WOHG, WOHG has experienced losses, and we may have to further reduce our costs by curtailing future operations to continue as a business.

Since inception of WOHG, WOHG has had operating losses and its cash flow has been inadequate to support its ongoing operations. Its ability to fund its capital requirements out of its available cash and cash generated from its operations depends on a number of factors, including its ability to gain interest in its products and services and continue growing its existing operations and its ability to raise funds as needed. If we cannot continue to generate positive cash flow from operations, we will have to reduce our costs and try to raise working capital from other sources. These measures could materially and adversely affect our ability to execute our operations and expand our business.

There are no assurances we will realize the anticipated benefits from the acquisition of WOHG.

Our future success will depend, in part, on our ability to realize the anticipated growth opportunities and synergies from combining Clubhouse Media and WOHG. The combined company may encounter the following difficulties, costs and delays involved in integrating these operations:

●	failure to integrate both companies’ businesses and operations;
●	failure to successfully manage relationships with customers and other important relationships;
●	failure of customers to continue using the services of the combined company;
●	challenges encountered in managing larger operations;
●	the loss of key employees;
●	failure to manage the growth and growth strategies of both companies;
●	diversion of the attention of management from other ongoing business concerns;
●	potential incompatibility of technologies and systems; and
●	potential impairment charges incurred to write down the carrying amount of intangible assets generated as a result of the mergers.

If the combined company’s operations do not meet the expectations of the pre-existing customers of our companies before, then these customers may cease doing business with the combined company altogether, which would harm our results of operations and financial condition. If the management team is not able to develop strategies and implement a business plan that successfully addresses these difficulties, we may not realize the anticipated benefits of combining the companies. In particular, we are likely to realize lower earnings per share, which may have an adverse impact on our Company and the market price of our common stock.

The current outbreak of the coronavirus may have a negative effect on our ability to conduct our business and operations and may also cause an overall decline in the economy as a whole and could materially harm our Company.

If the current outbreak of the coronavirus continues to grow, the effects of such a widespread infectious disease and epidemic may inhibit our ability to conduct our business and operations and could materially harm our Company. The coronavirus may cause us to have to reduce operations as a result of various lock-down procedures enacted by the local, state or federal government, which could restrict the movement of our influencers outside of or within a specific Clubhouse or even effect the influencer’s ability to create content. The coronavirus may also cause a decrease in advertising spending by companies as a result of the economic turmoil resulting from the spread of the coronavirus and thereby having a negative effect on our ability to generate revenue from advertising. Further, if there is a spread of the coronavirus within any of our Clubhouses, it may cause an inability for our content creators to create and post content and could potentially cause a specific Clubhouse location to be entirely quarantined. Additionally, we may encounter negative publicity or a negative public reaction when creating and posting certain content while a coronavirus related lockdown is enacted. The continued coronavirus outbreak may also restrict our ability to raise funding when needed and may also cause an overall decline in the economy as a whole. The specific and actual effects of the spread of coronavirus are difficult to assess at this time as the actual effects will depend on many factors beyond our control and knowledge. However, the spread of the coronavirus, if it continues, may cause an overall decline in the economy as a whole and also may materially harm our Company.

We may be adversely affected by political tensions between the United States and China.

Political tensions between the United States and China have escalated due to, among other things, trade disputes, the COVID-19 outbreak and sanctions imposed by the U.S. Department of Treasury on certain officials of the Hong Kong Special Administrative Region and the central government of the PRC. On August 6, 2020, then-President Donald Trump issued an executive order requiring ByteDance to sell TikTok to an American company, or risk being banned in the United States entirely. While ByteDance ultimately complied with this executive order, TikTok was not banned in the United States, and it is unclear what the Biden administration’s position with respect to TikTok will be, a ban of a social media platform on which our influencers have acquired significant followers, such as TikTok, would have a material adverse effect on our business, prospects, financial condition and results of operations. Furthermore, there have been recent media reports on deliberations within the U.S. government regarding potentially limiting or restricting China-based companies from accessing U.S. capital markets. If any legislation were to be enacted or any regulations were to be adopted along these lines that ultimately had the effect of harming or outright banning a social media platform utilized by our Company and/or its influencers, it could have a material adverse effect on our business and operations.

We may fail to successfully execute our business plan.

Our shareholders may lose their entire investment if we fail to execute our business plan. Our prospects must be considered in light of the following risks and uncertainties, including but not limited to, competition, the erosion of ongoing revenue streams, the ability to retain experienced personnel and general economic conditions. We cannot guarantee that we will be successful in executing our business plan. If we fail to successfully execute our business plan, we may be forced to cease operations, in which case our shareholders may lose their entire investment.

Our acquisition strategy creates risks for our business.

We expect that we will pursue acquisitions of other businesses, assets or technologies to grow our business. We may fail to identify attractive acquisition candidates or we may be unable to reach acceptable terms for future acquisitions. We might not be able to raise enough cash to compete for attractive acquisition targets. If we are unable to complete acquisitions in the future, our ability to grow our business at our anticipated rate will be impaired.

We may pay for acquisitions by issuing additional shares of our common stock, which would dilute our shareholders, or by issuing debt, which could include terms that restrict our ability to operate our business or pursue other opportunities and subject us to meaningful debt service obligations. We may also use significant amounts of cash to complete acquisitions. To the extent that we complete acquisitions in the future, we likely will incur future depreciation and amortization expenses associated with the acquired assets. We may also record significant amounts of intangible assets, including goodwill, which could become impaired in the future. Acquisitions involve numerous other risks, including:

●	difficulties integrating the operations, technologies, services and personnel of the acquired companies;

●	challenges maintaining our internal standards, controls, procedures and policies;

●	diversion of management’s attention from other business concerns;

●	over-valuation by us of acquired companies;

●	litigation resulting from activities of the acquired company, including claims from terminated employees, customers, former shareholders and other third parties;

●	insufficient revenues to offset increased expenses associated with the acquisitions and unanticipated liabilities of the acquired companies;

●	insufficient indemnification or security from the selling parties for legal liabilities that we may assume in connection with our acquisitions;

●	entering markets in which we have no prior experience and may not succeed;

●	risks associated with foreign acquisitions, such as communication and integration problems resulting from geographic dispersion and language and cultural differences, compliance with foreign laws and regulations and general economic or political conditions in other countries or regions;

●	potential loss of key employees of the acquired companies; and

●	impairment of relationships with clients and employees of the acquired companies or our clients and employees as a result of the integration of acquired operations and new management personnel.

We may not be able to effectively manage our growth and the increased complexity of our business, which could negatively impact our brand and financial performance.

As we grow our business, we may incur increasing costs, such as operating costs and marketing costs. If such expansion is not properly managed, it may adversely affect our financial and operating resources without achieving the desired effects.

As we only have a limited history of operating our business at its current scale, it is difficult to evaluate our current business and future prospects, including our ability to grow in the future. In addition, our costs and expenses may increase rapidly as we expand our business and continue to invest in our Clubhouses to enhance our competitiveness. Continued growth could also strain our ability to maintain reliable service levels for our clients and customers, develop and improve our operational, financial, legal and management controls, and enhance our reporting systems and procedures. Our costs and expenses may grow faster than our revenues and may be greater than what we anticipate. If we are unable to generate adequate revenues and to manage our costs and expenses, we may continue to incur losses in the future and may not be able to achieve or subsequently maintain profitability. Managing our growth will require significant expenditures and the allocation of valuable management resources. If we fail to achieve the necessary level of efficiency in our organization as it grows, our business, operating results and financial condition could be harmed.

We may suffer from lack of availability of additional funds.

We expect to have ongoing needs for working capital in order to fund operations and to continue to expand our operations. To that end, we will be required to raise additional funds through equity or debt financing. However, there can be no assurance that we will be successful in securing additional capital on favorable terms, if at all. If we are successful, whether the terms are favorable or unfavorable, there is a potential that we will fail to comply with the terms of such financing, which could result in severe liability for our Company. If we are unsuccessful, we may need to (a) initiate cost reductions; (b) forego business development opportunities; (c) seek extensions of time to fund liabilities, or (d) seek protection from creditors. In addition, any future sale of our equity securities would dilute the ownership and control of your shares and could be at prices substantially below prices at which our shares currently trade. Our inability to raise capital could require us to significantly curtail or terminate our operations altogether. We may seek to increase our cash reserves through the sale of additional equity or debt securities. The sale of convertible debt securities or additional equity securities could result in additional and potentially substantial dilution to our shareholders. The incurrence of indebtedness would result in increased debt service obligations and could result in operating and financing covenants that would restrict our operations and liquidity. In addition, our ability to obtain additional capital on acceptable terms is subject to a variety of uncertainties.

In addition, if we are unable to generate adequate cash from operations, and if we are unable to find sources of funding, it may be necessary for us to sell all or a portion of our assets, enter into a business combination, or reduce or eliminate operations. These possibilities, to the extent available, may be on terms that result in significant dilution to our shareholders or that result in our shareholders losing all of their investment in our Company.

Our substantial amount of indebtedness may adversely affect our cash flow and our ability to operate our business, remain in compliance with debt covenants and make payments on our indebtedness.

Our substantial level of indebtedness increases the possibility that we may be unable to generate cash sufficient to pay, when due, the principal of, interest on or other amounts due with respect to our indebtedness. Our indebtedness could have other important consequences to you as a stockholder. For example, it could:

●	make it more difficult for us to satisfy our obligations with respect to our indebtedness and any failure to comply with the obligations of any of our debt instruments, including financial and other restrictive covenants, could result in an event of default under the senior secured credit facility and the senior subordinated note;
●	make us more vulnerable to adverse changes in general economic, industry and competitive conditions and adverse changes in government regulation;
●	require us to dedicate a substantial portion of our cash flow from operations to payments on our indebtedness, thereby reducing the availability of our cash flows to fund working capital, capital expenditures, acquisitions and other general corporate purposes;
●	limit our flexibility in planning for, or reacting to, changes in our business and the industry in which we operate;
●	place us at a competitive disadvantage compared to our competitors that have less debt; and
●	limit our ability to borrow additional amounts for working capital, capital expenditures, acquisitions, debt service requirements, execution of our business strategy or other purposes.

Any of the above listed factors could materially adversely affect our business, financial condition and results of operations.

The ability of our Chief Executive Officer, Amir Ben-Yohanan, to control our business may limit or eliminate minority stockholders’ ability to influence corporate affairs.

Voting control of the Company is held by our Chief Executive Officer, Mr. Ben-Yohanan, through the share of Series X Preferred Stock he holds. This share of Series X Preferred Stock has a number of votes at any time equal to (i) the number of votes then held or entitled to be made by all other equity or debt securities of the Company, or pursuant to any other agreement, contract or understanding of the Company, plus (ii) one. In addition, as of the date of this annual report, Mr. Ben-Yohanan beneficially owned 57,608,396 shares of our common stock, which represents 61.29% of the voting power of our outstanding common stock. Because of this voting control through the shares of Series X Preferred Stock and the common stock he beneficially owns, he is able to significantly influence membership of our Board of Directors, as well as all other matters requiring stockholder approval. The interests of our Chief Executive Officer may differ from the interests of other stockholders with respect to the issuance of shares, business transactions with or sales to other companies, selection of other officers and directors and other business decisions. The minority stockholders will have no way of overriding decisions made by our Chief Executive Officer.

We are not a party to certain of the leases for its Clubhouse properties, and therefore is subject to the risk of those leases being terminated or altered without its consent.

We are not listed as the tenant on the lease agreements for each of Clubhouse BH and Rozmajzl Family – Bel Air. Instead, our Chief Executive Officer, Amir Ben-Yohanan, is listed as the tenant of these properties pursuant the lease agreements for these houses. While Mr. Ben-Yohanan intends to assign these leases to the Company in the future, there is a possibility that Mr. Ben-Yohanan may not assign these leases in the near term, or at all. If Mr. Ben Yohanan were to depart the Company, pursuant to a disagreement or otherwise, before assigning these lease agreements to the Company, Mr. Ben-Yohanan could terminate these leases, or our right to inhabit these properties, without consent or notice to us. Such an event could materially harm our operating results, as well as our reputation within the influencer community, which is important to our ability to attract and retain talent.

Our business is subject to fluctuations that are not predictable, which subjects our business to increase risks.

Our business is subject to fluctuations with respect to both our influencers and the number of followers on social media we are able to access through our influencers and our own social media channels. The influencers who live in our Clubhouses, in general, do not stay for long periods of time. Influencers are not required by contract to live in our Clubhouses, and therefore may leave at any point. While we will still generate income from our influencers with which we have entered into Management Agreements regardless of whether such influencers live in our Clubhouses or not, either party may terminate the Management Agreement upon 30 days’ notice without cause. As such, our roster of Clubhouse influencers can change rapidly and significantly, which also affects the number of social media followers we can access, which we believe is a material factor in our ability to generate revenues. For example, at least one of our Clubhouse influencers has over 11 million followers as of the date of this annual report. If this influencer were to leave our Clubhouse, we would immediately lose access to those followers through our Creator Occupancy Agreement. While we always seek to fill openings in our Clubhouses quickly, there is no guarantee we will be able to do so, or to fill such openings with influencers with an equal number of followers that the previous occupant-influencer had. Further, followers on social media in general often fluctuate significantly due to external factors that are not predictable. The unexpected loss of one or more of our influencers and/or a reduction in the number of ours or our influencers’ followers could have a negative impact on our business.

Our business depends on our ability to provide customers and followers with interesting and useful content, which in turn depends on the content contributed by the content creators.

The quality of the content offered by our influencers and their followers’ level of engagement are critical to our success. In order to attract and retain users and compete effectively, we must offer interesting and useful content and enhance followers’ viewing experience. It is vital to our operations that we remain sensitive to and responsive to evolving public and consumer preferences and offer content that appeals to our followers and customers. We have also been providing our content creators with support and guidance in various forms, including technical support for content distribution, editing and uploading. However, we cannot assure you that our content creators can contribute to create popular contents. If our content creators cease to contribute content, or their uploaded content fails to attract or retain our followers and customers, we may experience a decline in our business and suffer a reduction in revenue.

Changes in public and consumer tastes and preferences and industry trends could reduce demand for our services and content offerings and adversely affect our business.

Our ability to generate revenues is highly sensitive to rapidly changing consumer preferences and industry trends, as well as the popularity of the talent, brands and owners of IP we represent, and the assets we own. Our success depends on our influencers’ ability to create quality content through popular social media channels that meet the changing preferences of the broad consumer market and respond to competition from an expanding array of choices facilitated by technological developments in the delivery of content. Our operations and revenues are affected by consumer tastes and entertainment trends, which are unpredictable and subject to change and may be affected by changes in the social and political climate. Changes in consumers’ tastes or a change in the perceptions of our business partners, whether as a result of the social and political climate or otherwise, could adversely affect our operating results. Our failure to avoid a negative perception among consumers or anticipate and respond to changes in consumer preferences, including in the form of content creation or distribution, could result in reduced demand for our product and/or content offerings, or a reduced social media followings and business opportunities for our Creators, which could have an adverse effect on our business, financial condition and results of operations.

Our ability to create popular, social media-based entertainment content is increasingly important to the success of our business and our ability to generate revenues. The production of entertainment content is inherently risky because the revenues we derive from various sources primarily depend on our ability to reach large audiences and satisfy consumer tastes and expectations in a consistent manner. The popularity of our content and owned assets is affected by our ability to maintain or develop strong brand awareness and target key audiences, the sources and nature of competing content offerings, the time and manner in which consumers acquire and view some of our entertainment products and the options available to advertisers for reaching their desired audiences. Consumer tastes change frequently and it is a challenge to anticipate what offerings will be successful at any point in time. We invest substantial capital in our content and owned assets, including in the creation of original content, before learning the extent to which it will achieve popularity with consumers. A lack of popularity of these, our other content offerings or our owned assets, as well as labor disputes, unavailability of a star performer, equipment shortages, cost overruns, disputes with production teams or adverse weather conditions, could have an adverse effect on our business, financial condition and results of operations.

Our ability to generate revenue from discretionary and corporate spending, such as corporate sponsorships and advertising, is subject to many factors, including many that are beyond our control.

Our business depends on discretionary consumer and corporate spending. Many factors related to corporate spending and discretionary consumer spending, including economic conditions affecting disposable consumer income such as unemployment levels, fuel prices, interest rates, changes in tax rates and tax laws that impact companies or individuals and inflation can significantly impact our operating results. While consumer and corporate spending may decline at any time for reasons beyond our control, the risks associated with our businesses become more acute in periods of a slowing economy or recession, which may be accompanied by reductions in corporate sponsorship and advertising. During periods of reduced economic activity, many consumers have historically reduced their discretionary spending and advertisers have reduced their sponsorship and advertising expenditures, which can result in a reduction in sponsorship opportunities. There can be no assurance that consumer and corporate spending will not be adversely impacted by current economic conditions, or by any future deterioration in economic conditions, thereby possibly impacting our operating results and growth. A prolonged period of reduced consumer or corporate spending could have an adverse effect on our business, financial condition and results of operations.

We may not be able to adapt to or manage new content distribution platforms or changes in consumer behavior resulting from new technologies.

We must successfully adapt to and manage technological advances in our industry, including the emergence of alternative social media platforms. If we are unable to adopt or are late in adopting technological changes and innovations, it may lead to a loss of consumers viewing our content, and a corresponding reduction in revenues from advertisers. It may also lead to a reduction in ours or our Creators’ ability to monetize new platforms. Our ability to effectively generate revenue from new content distribution platforms and viewing technologies will affect our ability to maintain and grow our business. Emerging forms of content distribution may provide different economic models and compete with current distribution methods (such as Instagram and TikTok) in ways that are not entirely predictable, which could reduce demand for promotional posts by our team of influencers. We must also adapt to changing consumer behavior driven by advances in technology. If we fail to adapt our distribution methods and content to emerging technologies and new distribution platforms, our ability to generate revenue from our targeted audiences may decline and could result in an adverse effect on our business, financial condition and results of operations.

Because our success depends substantially on our ability to maintain a professional reputation, adverse publicity concerning us, one of our businesses, our Creators or our key personnel could adversely affect our business.

Our professional reputation is essential to our continued success and any decrease in the quality of our reputation could impair our ability to, among other things, recruit and retain qualified and experienced talent managers and other key personnel, retain or attract Creators, and retain or attract advertisers, purchasers of our products, (i.e. our customers). Our overall reputation may be negatively impacted by a number of factors, including negative publicity concerning us, members of our management, our Creators, our customers, and other key personnel. Any adverse publicity relating to such individuals or entities that we employ or represent, or to our Company, including from reported or actual incidents or allegations of illegal or improper conduct, such as harassment, discrimination or other misconduct, could result in significant media attention, even if not directly relating to or involving WOHG, and could have a negative impact on our professional reputation, potentially resulting in termination of contracts, our inability to attract new customer or client relationships, or the loss or termination of such employees’ services, all of which could adversely affect our business, financial condition and results of operations. Our professional reputation could also be impacted by adverse publicity relating to one or more of our owned or majority owned brands or businesses.

We depend on the relationships of our talent managers and other key personnel with clients across many categories, including fashion, music, digital, and sponsorship.

We depend heavily upon relationships that our talent managers and other key personnel have developed with our influencer-clients, as well as our corporate customers that utilize our team of influencers for advertising and paid promotion. The personal relationships that our talent managers, influencers, and other key personnel have developed with brands and other key business contacts help us to secure access to sponsorships, endorsements, professional contracts, events and other opportunities for our Creators, which is critical to our success. Due to the importance of those contacts to us, a substantial deterioration in these relationships, or substantial loss of talent managers or other key personnel who maintain these relationships, could adversely affect our business. In particular, our talent management business is dependent upon the highly personalized relationships between our team at Doiyen LLC and their Creators – i.e. the influencers with whom we contract with and represent. A substantial deterioration in the team managing a client may result in a deterioration in our relationship with, or the loss of, the clients represented by that manager. The substantial loss of multiple talent managers could have an adverse effect on our business, financial condition and results of operations. Our talent managers and other key personnel are not party to long-term contracts and, in any event, can leave our Company with little or no notice. We can give no assurance that all or any of these individuals will remain with us or will retain their associations with key business contacts.

Our success depends, in part, on our continuing ability to identify, recruit and retain qualified and experienced talent managers. If we fail to recruit and retain suitable talent managers or if our relationships with our talent managers change or deteriorate, it could adversely affect our business.

Our success depends, in part, upon our continuing ability to identify, recruit and retain qualified and experienced talent managers. There is great competition for qualified and experienced talent managers in the social media industry, and we cannot assure you that we will be able to continue to hire or retain a sufficient number of qualified persons to meet our requirements, or that we will be able to do so under terms that are economically attractive to us. Any failure to retain certain talent managers could lead to the loss of sponsorship and other engagements and have an adverse effect on our business, financial condition and results of operations.

Our failure to identify, sign and retain influencer-clients could adversely affect our business.

We derive substantial revenue from the engagements, sponsorships, and branding deals entered into by our influencer-clients. We depend on identifying, signing and retaining as clients those influencers with significant social media followings, that are deemed to be favorable candidates for companies to utilize for advertising, promotion, and branding. Our competitive position is dependent on our continuing ability to attract, develop and retain such clients whose work is likely to achieve a high degree of value and recognition as well as our ability to provide such clients with sponsorships, endorsements, professional contracts, productions, events and other opportunities. Our failure to attract and retain these clients, an increase in the costs required to attract and retain such clients, or an untimely loss or retirement of these clients could adversely affect our financial results and growth prospects. We have not entered into written agreements with many of the clients we represent. These clients may decide to discontinue their relationship with us at any time and without notice. In addition, the clients with whom we have entered into written contracts may choose not to renew their contracts with us on reasonable terms or at all or they may breach or seek to terminate these contracts. If any of our clients decide to discontinue their relationships with us, whether they are under a contract or not, we may be unable to recoup costs expended to develop and promote them and our financial results may be adversely affected. Further, the loss of such clients could lead other of our clients to terminate their relationships with us.

The markets in which we operate are highly competitive, both within the United States and internationally.

We face competition from a variety of other domestic and foreign companies. We face competition from alternative providers of the content, services, and products we and our Creators offer and from other forms of entertainment in a rapidly changing and increasingly fragmented marketplace. There are other companies and individuals currently providing similar products and services as us in the social media influencer industry. Our competitors include, but are not limited to, Hype House, Glam House and any other social media influencer collectives and/or talent management companies specializing in representing influencers, each of which may have greater financial and other resources than us. We may be unable to successfully compete with these competitors, and may expend significant resources without success. Further, any increased competition, which may not be foreseeable, or our failure to adequately address any competitive factors, could result in reduced demand for our content, clients or key brands, which could have an adverse effect on our business, financial condition and results of operations.

We operate in a fast-evolving industry, and we are in the early stage of our business. We cannot guarantee that our monetization strategies will be successfully implemented or generate sustainable revenues and profit.

We are in the early stage of our business, and our monetization model is evolving. We generate revenues primarily by providing our users with valuable content. We also generate revenues from advertising and other services. We cannot assure you that we can successfully implement the existing monetization strategies to generate sustainable revenues, or that we will be able to develop new monetization strategies to grow our revenues. If our strategic initiatives do not enhance our ability to monetize or enable us to develop new monetization approaches, we may not be able to maintain or increase our revenues or recover any associated costs. In addition, we may introduce new products and services to expand our revenue streams, including products and services with which we have little or no prior development or operating experience. If these new or enhanced products or services fail to engage users, content creators or business partners, we may fail to diversify our revenue streams or generate sufficient revenues to justify our investments and costs, and our business and operating results may suffer as a result.

We rely on technology, such as our information systems, to conduct our business. Failure to protect our technology against breakdowns and security breaches could adversely affect our business.

We rely on technology, such as our information systems and social media platforms, to conduct our business. This technology is vulnerable to service interruptions and security breaches from inadvertent or intentional actions by our employees, partners and vendors, or from attacks by malicious third parties. Such attacks are of ever-increasing levels of sophistication and are made by groups and individuals with a wide range of motives and expertise, including organized criminal groups, “hacktivists,” nation states and others. The techniques used to breach security safeguards evolve rapidly, and they may be difficult to detect for an extended period of time, and the measures we take to safeguard our technology may not adequately prevent such incidents.

While we have taken steps to protect our confidential and personal information and invested in information technology, there can be no assurance that our efforts will prevent service interruptions or security breaches in our systems or the unauthorized or inadvertent wrongful use or disclosure of confidential information. Such incidents could adversely affect our business operations, reputation and client relationships. Any such breach would require us to expend significant resources to mitigate the breach of security and to address matters related to any such breach, including the payment of fines. Although we maintain an insurance policy that covers data security, privacy liability and cyber-attacks, our insurance may not be adequate to cover losses arising from breaches or attacks on our systems. We also may be required to notify regulators about any actual or perceived personal data breach as well as the individuals who are affected by the incident within strict time periods.

In addition, our use of social media presents the potential for further vulnerabilities. For instance, we may be subject to boycotts, spam, spyware, ransomware, phishing and social engineering, viruses, worms, malware, DDOS attacks, password attacks, man-in-the-middle attacks, cybersquatting, impersonation of employees or officers, abuse of comments and message boards, fake reviews, doxing and swatting. While we have internal policies in place to protect against these vulnerabilities, we can make no assurances that we will not be adversely affected should one of these events occur.

The commercial success of our products is dependent, in part, on factors outside our control.

The commercial success of our products is dependent upon unpredictable and volatile factors beyond our control, such as the success of our competitors’ products. Our failure to attract market acceptance and a sustainable competitive advantage over our competitors would materially harm our business.

Increases in the costs of content may have an adverse effect on our business, financial condition and results of operations.

We need to produce or acquire popular content. The production and acquisition of such content depends on our ability to retain our content creators. As our business develops, we may incur increasing revenue-sharing costs to compensate our content creators of producing original content. Increases in market prices for licensed content may also have an adverse effect on our business, financial condition and results of operations. If we are not able to procure licensed content at commercially acceptable costs, our business and results of operations will be adversely impacted. In addition, if we are unable to generate sufficient revenues to outpace the increase in market prices for licensed content, our business, financial condition and results of operations may be adversely affected. We rely on our team to generate creative ideas for original content and to supervise the original content origination and production process, and we intend to continue to invest resources in content production. If we are not able to compete effectively for talents or attract and retain top influencers at reasonable costs, our original content production capabilities would be negatively impacted.

In our paid promotion business, if we are unable to prove that our advertising and sponsorship solutions provide an attractive return on investment for our customers, our financial results could be harmed.

Our ability to grow revenue from our paid promotion business will be dependent on our ability to demonstrate to marketers that their marketing campaigns with us provide a meaningful return on investment relative to offline and other online opportunities. Our ability, however, to demonstrate the value of advertising and sponsorship on paid promotion business properties will depend, in part, on the quality of our products and contents, the actions taken by our competitors to enhance their offerings, whether we meet the expectations of our customers and a number of other factors. If we are unable to maintain sophisticated and high-quality contents that provide value to our customers or demonstrate our ability to provide value to our customers, our financial results will be harmed.

We will be attempting to launch brands in new markets and with new products. Our inability to effectively execute our business plan in relation to these new brands could negatively impact our business.

We are attempting launch new product brands into markets in which we have no experience offering products. Launching new products into new markets is risky, and requires extensive marketing and business expertise. There can be no assurances we will have the capital, personnel resources, or expertise to be successful in launching these new business efforts.

Our management team’s attention may be diverted by acquisitions and searches for new acquisition targets, and our business and operations may suffer adverse consequences as a result.

Mergers and acquisitions are time intensive, requiring significant commitment of our management team’s focus and resources. If our management team spends too much time focused on acquisitions or on potential acquisition targets, our management team may not have sufficient time to focus on our existing business and operations. This diversion of attention could have material and adverse consequences on our operations and our ability to be profitable.

We may be unable to scale our operations successfully.

Our growth strategy will place significant demands on our management and financial, administrative and other resources. Operating results will depend substantially on the ability of our officers and key employees to manage changing business conditions and to implement and improve our financial, administrative and other resources. If we are unable to respond to and manage changing business conditions, or the scale of its operations, then the quality of its services, its ability to retain key personnel, and its business could be harmed.

Economic conditions or changing consumer preferences could adversely impact our business.

A downturn in economic conditions in one or more of the Company’s markets could have a material adverse effect on our results of operations, financial condition, business and prospects. Although we attempt to stay informed of government and customer trends, any sustained failure to identify and respond to trends could have a material adverse effect on our results of operations, financial condition, business and prospects.

Our intellectual property rights are valuable, and if we are unable to protect them or are subject to intellectual property rights claims, our business may be harmed.

The content created by Clubhouse influencers, including the rights related to that content, are important assets for us, as is the “Clubhouse Media Group and Clubhouse BH” name. We do not hold any patents protecting our intellectual property, and we have only filed a trademark application for “The Clubhouse” recently, which has not yet been granted as of the date of this annual report . The Company subsequently fell out of the trademark response period and was deemed abandoned. The Company has since filed a petition to revive the abandoned application to continue the pursuit of the trademark. Various events outside of our control pose a threat to our intellectual property rights as well as to our business. Regardless of the merits of the claims, any intellectual property claims could be time-consuming and expensive to litigate or settle. In addition, if any claims against us are successful, we may have to pay substantial monetary damages or discontinue any of our practices that are found to be in violation of another party’s rights. We also may have to seek a license to continue such practices, which may significantly increase our operating expenses or may not be available to us at all. Also, the efforts we have taken to protect our proprietary rights may not be sufficient or effective. Any significant impairment of our intellectual property rights could harm our business or our ability to compete.

We may be found to have infringed the intellectual property rights of others, which could expose us to substantial damages or restrict our operations.

We expect to be subject to legal claims that we have infringed the intellectual property rights of others. The ready availability of damages and royalties and the potential for injunctive relief have increased the costs associated with litigating and settling patent infringement claims. Any claims, whether or not meritorious, could require us to spend significant time, money, and other resources in litigation, pay damages and royalties, develop new intellectual property, modify, design around, or discontinue existing products, services, or features, or acquire licenses to the intellectual property that is the subject of the infringement claims. These licenses, if required, may not be available at all or have acceptable terms. As a result, intellectual property claims against us could have a material adverse effect on our business, prospects, financial condition, operating results and cash flows.

As a creator and a distributor of content over the internet, we face potential liability for legal claims based on the nature and content of the materials that we create or distribute.

Failure to identify and prevent illegal or inappropriate content from being created or distributed by our influencer may subject us to liability. To the extent that U.S. and foreign authorities find any content being created or distributed by our influencer objectionable, they may require us to limit or eliminate the dissemination of such content in the form of take-down orders, or otherwise. We may have to conduct a self-inspection by taking a comprehensive review of the content created by us. However, there can be no assurance that we can identify all the videos or other content that may violate relevant laws and regulations.

We are subject to extensive U.S. and foreign governmental regulations, and our failure to comply with these regulations could adversely affect our business.

Our operations are subject to federal, state and local laws, statutes, rules, regulations, policies and procedures in the United States and around the world, which are subject to change at any time, governing matters such as:

●	licensing laws for talent agencies, such as California’s Talent Agencies Act;

●	licensing, permitting and zoning requirements for operation of our Clubhouses;

●	health, safety and sanitation requirements;

●	harassment and discrimination, and other labor and employment laws and regulations;

●	compliance with the U.S. Americans with Disabilities Act of 1990;

●	compliance with the U.S. Foreign Corrupt Practices Act of 1977, as amended (the “FCPA”) and similar regulations in other countries, which prohibit U.S. companies and their intermediaries from engaging in bribery or other prohibited payments to foreign officials and require companies to keep books and records that accurately and fairly reflect the transactions of the Company and to maintain an adequate system of internal accounting controls;

●	compliance with applicable antitrust and fair competition laws;

●	compliance with international trade controls, including applicable import/export regulations, and sanctions and international embargoes that may limit or restrict our ability to do business with specific individuals or entities or in specific countries or territories;

●	compliance with anti-money laundering and countering terrorist financing rules, currency control regulations, and statutes prohibiting tax evasion and the aiding or abetting of tax evasion;

●	marketing activities;

●	compliance with current and future privacy and data protection laws imposing requirements for the processing and protection of personal or sensitive information, including the GDPR and the E.U. e-Privacy Regulation;

●	compliance with cybersecurity laws imposing country-specific requirements relating to information systems and network design, security, operations, and use;

●	compliance with laws or regulations that regulate the content contained within videos, games and other content formats created by our influencers;

●	tax laws; and

●	imposition by foreign countries of trade restrictions, restrictions on the manner in which content is currently licensed and distributed or ownership restrictions.

Noncompliance with these laws could subject us to whistleblower complaints, investigations, sanctions, settlements, prosecution, other enforcement actions, disgorgement of profits, significant fines, damages, other civil and criminal penalties or injunctions, reputational harm, adverse media coverage, and other collateral consequences. Multiple or repeated failures by us to comply with these laws and regulations could result in increased fines or proceedings against us. If any subpoenas or investigations are launched, or governmental or other sanctions are imposed, or if we do not prevail in any possible civil or criminal litigation, our business, results of operations and financial condition could be materially harmed. In addition, responding to any action will likely result in a materially significant diversion of management’s attention and resources and significant defense costs and other professional fees. Enforcement actions and sanctions could further harm our business, results of operations and financial condition. While we attempt to conduct our business and operations in a manner that we believe to be in compliance with such laws and regulations, there can be no assurance that a law or regulation will not be interpreted or enforced in a manner contrary to our current understanding. In addition, the promulgation of new laws, rules and regulations could restrict or unfavorably impact our business, which could decrease demand for our services, reduce revenue, increase costs or subject us to additional liabilities.

In some United States and foreign jurisdictions, we may have direct and indirect interactions with government agencies and state-affiliated entities in the ordinary course of our business. In the event that we fail to comply with the regulations of a particular jurisdiction, whether through our acts or omissions or those of third parties, we may be prohibited from operating in those jurisdictions, which could lead to a decline in various revenue streams in such jurisdictions, and could have an adverse effect on our business, financial condition and results of operations.

We are also required to comply with economic sanctions laws imposed by the United States or by other jurisdictions where we do business, which may restrict our transactions in certain markets, and with certain customers, business partners and other persons and entities. As a result, we are not permitted to, directly or indirectly (including through a third party intermediary), procure goods, services, or technology from, or engage in transactions with, individuals and entities subject to sanctions. While we believe we have been in compliance with sanctions requirements, there can be no guarantee that we will remain in compliance. Any violation of corruption or sanctions laws could result in fines, civil and criminal sanctions against us or our employees, prohibitions on the conduct of our business (e.g., debarment from doing business with International Development Banks and similar organizations) and damage to our reputation, which could have an adverse effect on our business, financial condition and results of operations.

Our results of operations, which are reported in U.S. dollars, could be adversely affected if currency exchange rates fluctuate substantially in the future.

As we expect to expand our international operations, we become more exposed to the effects of fluctuations in currency exchange rates. We generally collect revenue from our international markets in the local currency. Rapid appreciation of the U.S. dollar against these foreign currencies can harm our reported results and cause the revenue derived from our foreign users to decrease. Such appreciation could increase the costs of purchasing our products to our customers outside of the U.S., adversely affecting our business, results of operations and financial condition.

We will also incur expenses for employee compensation and other operating expenses at our non-U.S. locations in the local currency. Fluctuations in the exchange rates between the U.S. dollar and other currencies could result in the dollar equivalent of our expenses being higher which may not be offset by additional revenue earned in the local currency. This could have a negative impact on our reported results of operations.

Our amended and restated bylaws provide that state or federal court located within the state of Nevada will be the sole and exclusive forum for substantially all disputes between us and our shareholders, which could limit its stockholders’ ability to obtain a favorable judicial forum for disputes with us or our directors, officers or other employees.

Section 7.4 of our amended and restated bylaws provides that “[u]nless the Corporation consents in writing to the selection of an alternative forum, the sole and exclusive forum for (i) any derivative action or proceeding brought on behalf of the Corporation, (ii) any action asserting a claim of breach of a fiduciary duty owed by any director, officer or other employee of the Corporation to the Corporation or the Corporation’s stockholders, (iii) an action asserting a claim arising pursuant to any provision of the NRS, or (iv) any action asserting a claim governed by the internal affairs doctrine shall be a state or federal court located within the state of Nevada, in all cases subject to the court’s having personal jurisdiction over the indispensable parties named as defendants.” This exclusive forum provision is intended to apply to claims arising under Nevada state law and would not apply to claims brought pursuant to the Exchange Act or Securities Act, or any other claim for which the federal courts have exclusive jurisdiction. The exclusive forum provision in our amended and restated bylaws will not relieve us of our duty to comply with the federal securities laws and the rules and regulations thereunder, and shareholders will not be deemed to have waived our compliance with these laws, rules and regulations.

This exclusive forum provision may limit a shareholder’s ability to bring a claim in a judicial forum of its choosing for disputes with us or our directors, officers or other employees, which may discourage lawsuits against us or our directors, officers or other employees. In addition, shareholders who do bring a claim in the state or federal court in the State of Nevada could face additional litigation costs in pursuing any such claim, particularly if they do not reside in or near Nevada. The state or federal court of the State of Nevada may also reach different judgments or results than would other courts, including courts where a shareholder would otherwise choose to bring the action, and such judgments or results may be more favorable to us than to our shareholders. However, the enforceability of similar exclusive forum provisions in other companies’ bylaws has been challenged in legal proceedings, and it is possible that a court could find this type of provision to be inapplicable to, or unenforceable in respect of, one or more of the specified types of actions or proceedings. If a court were to find the exclusive forum provision contained in our amended and restated bylaws to be inapplicable or unenforceable in an action, we might incur additional costs associated with resolving such action in other jurisdictions.

Stockholders are bound by the fee-shifting provision contained in our amended and restated bylaws, which may discourage you to pursue actions against us.

Section 7.4 of our amended and restated bylaws provides that “[i]f any action is brought by any party against another party, relating to or arising out of these Bylaws, or the enforcement hereof, the prevailing party shall be entitled to recover from the other party reasonable attorneys’ fees, costs and expenses incurred in connection with the prosecution or defense of such action.”

In the event you initiate or assert a claims against us, in accordance with the dispute resolution provisions contained in our amended and restated bylaws, and you do not, in a judgment prevail, you will be obligated to reimburse us for all reasonable costs and expenses incurred in connection with such claim, including, but not limited to, reasonable attorney’s fees and expenses and costs of appeal, if any.

THE FEE SHIFTING PROVISION CONTAINED IN THE AMENDED AND RESTATED BYLAWS IS NOT INTENDED TO BE DEEMED A WAIVER BY ANY HOLDER OF COMMON STOCK OF THE COMPANY’S COMPLIANCE WITH THE U.S. FEDERAL SECURITIES LAWS AND THE RULES AND REGULATIONS PROMULGATED THEREUNDER. THE FEE SHIFTING PROVISION CONTAINED IN THE BYLAWS DO NOT APPLY TO CLAIMS BROUGHT UNDER THE EXCHANGE ACT AND SECURITIES ACT.

As a result of being a public company, we are subject to additional reporting and corporate governance requirements that will require additional management time, resources and expense.

As a public company we are obligated to file with the SEC annual and quarterly information and other reports that are specified in the Securities Exchange Act of 1934, as amended (the “Exchange Act”). We are also subject to other reporting and corporate governance requirements under the Sarbanes-Oxley Act of 2002, as amended, and the rules and regulations promulgated thereunder, all of which impose significant compliance and reporting obligations upon us and require us to incur additional expense in order to fulfill such obligations.

We may not have sufficient insurance coverage and an interruption of our business or loss of a significant amount of property could have a material adverse effect on our financial condition and operations.

We currently do not maintain any insurance policies against loss of key personnel and business interruption as well as product liability claims. If such events were to occur, our business, financial performance and financial position may be materially and adversely affected.

We could become involved in claims or litigations that may result in adverse outcomes.

From time-to-time we may be involved in a variety of claims or litigations. Such proceeding may initially be viewed as immaterial but could prove to be material. Litigations are inherently unpredictable and excessive verdicts do occur. Given the inherent uncertainties in litigation, even when we can reasonably estimate the amount of possible loss or range of loss and reasonably estimable loss contingencies, the actual outcome may change in the future due to new developments or changes in approach. In addition, such claims or litigations could involve significant expense and diversion of management’s attention and resources from other matters.

RISKS RELATING TO OUR COMMON STOCK

Trading on the OTC Markets is volatile and sporadic, which could depress the market price of our common stock and make it difficult for our security holders to resell their common stock.

Our common stock currently trades on the OTC Pink tier of OTC Market Group LLC’s Marketplace under the symbol “CMGR” and the Company is currently labeled as a “Shell Risk” at this time. The OTC Market is a network of security dealers who buy and sell stock. The dealers are connected by a computer network that provides information on current “bids” and “asks,” as well as volume information. Trading in securities quoted on the OTC Markets is often thin and characterized by wide fluctuations in trading prices, due to many factors, some of which may have little to do with our operations or business prospects. This volatility could depress the market price of our common stock for reasons unrelated to operating performance. Moreover, the OTC Markets is not a stock exchange, and trading of securities on the OTC Markets is often more sporadic than the trading of securities listed on a quotation system like Nasdaq Capital Market or a stock exchange like the NYSE American. These factors may result in investors having difficulty reselling any shares of our common stock.

Our stock price is likely to be highly volatile because of several factors, including a limited public float.

The market price of our common stock has been volatile in the past and the market price of our common stock is likely to be highly volatile in the future. You may not be able to resell shares of our common stock following periods of volatility because of the market’s adverse reaction to volatility.

Other factors that could cause such volatility may include, among other things:

●	actual or anticipated fluctuations in our operating results;

●	the absence of securities analysts covering us and distributing research and recommendations about us;

●	we may have a low trading volume for a number of reasons, including that a large portion of our stock is closely held;

●	overall stock market fluctuations;

●	announcements concerning our business or those of our competitors;

●	actual or perceived limitations on our ability to raise capital when we require it, and to raise such capital on favorable terms;

●	conditions or trends in the industry;

●	litigation;

●	changes in market valuations of other similar companies;

●	future sales of common stock;

●	departure of key personnel or failure to hire key personnel; and

●	general market conditions.

Any of these factors could have a significant and adverse impact on the market price of our common stock. In addition, the stock market in general has at times experienced extreme volatility and rapid decline that has often been unrelated or disproportionate to the operating performance of particular companies. These broad market fluctuations may adversely affect the trading price of our common stock, regardless of our actual operating performance.

Our common stock has been in the past, and may be in the future, a “penny stock” under SEC rules. It may be more difficult to resell securities classified as “penny stock.”

Our common stock has been in the past, and may be in the future, a “penny stock” under applicable SEC rules (generally defined as non-exchange traded stock with a per-share price below $5.00). Unless we successfully list our common stock on a national securities exchange, or maintain a per-share price above $5.00, these “penny stock” rules impose additional sales practice requirements on broker-dealers that recommend the purchase or sale of penny stocks to persons other than those who qualify as “established customers” or “accredited investors.” For example, broker-dealers must determine the appropriateness for non-qualifying persons of investments in penny stocks. Broker-dealers must also provide, prior to a transaction in a penny stock not otherwise exempt from the rules, a standardized risk disclosure document that provides information about penny stocks and the risks in the penny stock market. The broker-dealer also must provide the customer with current bid and offer quotations for the penny stock, disclose the compensation of the broker-dealer and its salesperson in the transaction, furnish monthly account statements showing the market value of each penny stock held in the customer’s account, provide a special written determination that the penny stock is a suitable investment for the purchaser, and receive the purchaser’s written agreement to the transaction.

Legal remedies available to an investor in “penny stocks” may include the following:

●	If a “penny stock” is sold to the investor in violation of the requirements listed above, or other federal or states securities laws, the investor may be able to cancel the purchase and receive a refund of the investment.

●	If a “penny stock” is sold to the investor in a fraudulent manner, the investor may be able to sue the persons and firms that committed the fraud for damages.

These requirements may have the effect of reducing the level of trading activity, if any, in the secondary market for a security that becomes subject to the penny stock rules. The additional burdens imposed upon broker-dealers by such requirements may discourage broker-dealers from effecting transactions in our securities, which could severely limit the market price and liquidity of our securities. If our common stock is a “penny stock,” these requirements may restrict the ability of broker-dealers to sell our common stock and may affect your ability to resell our common stock.

Many brokerage firms will discourage or refrain from recommending investments in penny stocks. Most institutional investors will not invest in penny stocks. In addition, many individual investors will not invest in penny stocks due, among other reasons, to the increased financial risk generally associated with these investments.

For these reasons, penny stocks may have a limited market and, consequently, limited liquidity. We can give no assurance at what time, if ever, our common stock will not be classified as a “penny stock” in the future.

FINRA sales practice requirements may also limit a shareholder’s ability to buy and sell our stock.

In addition to the “penny stock” rules described above, FINRA has adopted Rule 2111 that requires a broker-dealer to have reasonable grounds for believing that an investment is suitable for a customer before recommending the investment. Prior to recommending speculative low-priced securities to their non-institutional customers, broker-dealers must make reasonable efforts to obtain information about the customer’s financial status, tax status, investment objectives and other information. Under interpretations of these rules, FINRA believes that there is a high probability that speculative low-priced securities will not be suitable for at least some customers. The FINRA requirements make it more difficult for broker-dealers to recommend that their customers buy our common stock, which may limit your ability to buy and sell our stock and have an adverse effect on the market for our shares.

If we fail to maintain effective internal control over financial reporting, the price of our securities may be adversely affected.

Our internal control over financial reporting has weaknesses and conditions that require correction or remediation. For the year ended December 31, 2020, we identified a material weakness in our assessment of the effectiveness of disclosure controls and procedures. We do not have accounting staff with sufficient technical accounting knowledge relating to accounting for U.S. income taxes and complex U.S. GAAP matters. Currently, we contract with an outside certified public accountant to assist us in maintaining our disclosure controls and procedures and the preparation of our financial statements for the foreseeable future. We plan to increase the size of our accounting staff at the appropriate time for our business and its size to ameliorate our concern that we do not have accounting staff with sufficient technical accounting knowledge relating to accounting for U.S. income taxes and complex U.S. GAAP matters, which we believe would resolve the material weakness in disclosure controls and procedures, but there can be no assurances as to the timing of any such action or that we will be able to do so.

We are required to comply with certain provisions of Section 404 of the Sarbanes-Oxley Act and if we fail to continue to comply, our business could be harmed and the price of our securities could decline.

Rules adopted by the SEC pursuant to Section 404 of the Sarbanes-Oxley Act require an annual assessment of internal control over financial reporting, and for certain issuers an attestation of this assessment by the issuer’s independent registered public accounting firm. The standards that must be met for management to assess the internal control over financial reporting as effective are evolving and complex, and require significant documentation, testing, and possible remediation to meet the detailed standards. We expect to incur significant expenses and to devote resources to Section 404 compliance on an ongoing basis. It is difficult for us to predict how long it will take or costly it will be to complete the assessment of the effectiveness of our internal control over financial reporting for each year and to remediate any deficiencies in our internal control over financial reporting. As a result, we may not be able to complete the assessment and remediation process on a timely basis. In the event that our Chief Executive Officer or Chief Financial Officer determines that our internal control over financial reporting is not effective as defined under Section 404, we cannot predict how regulators will react or how the market prices of our securities will be affected; however, we believe that there is a risk that investor confidence and the market value of our securities may be negatively affected.

Our privately issued common stock is subject to risks arising from restrictions on reliance on Rule 144 by shell companies or former shell companies.

Under a regulation of the SEC known as “Rule 144,” a person who beneficially owns restricted securities of an issuer and who is not an affiliate of that issuer may sell them without registration under the Securities Act provided that certain conditions have been met. One of these conditions is that such person has held the restricted securities for a prescribed period, which will be 6 months for the common stock. However, Rule 144 is unavailable for the resale of securities issued by an issuer that is a shell company (other than a business combination related shell company) or, unless certain conditions are met, that has been at any time previously a shell company.

The SEC defines a shell company as a company that has (a) no or nominal operations and (b) either (i) no or nominal assets, (ii) assets consisting solely of cash and cash equivalents; or (iii) assets consisting of any amount of cash and cash equivalents and nominal other assets.

As a result of the share exchange in connection with the acquisition of WOHG, the Company ceased being a shell company as such term is defined in Rule 12b-2 under the Exchange Act.

While we believe that as a result of this share exchange, the Company ceased to be a shell company, the SEC and others whose approval is required in order for shares to be sold under Rule 144 might take a different view.

Rule 144 is available for the resale of securities of former shell companies if and for as long as the following conditions are met:

(i)	the issuer of the securities that was formerly a shell company has ceased to be a shell company,

(ii)	the issuer of the securities is subject to the reporting requirements of Section 13 or 15(d) of the Exchange Act,

(iii)	the issuer of the securities has filed all Exchange Act reports and material required to be filed, as applicable, during the preceding 12 months (or such shorter period that the issuer was required to file such reports and materials), other than Current Reports on Form 8-K; and

(iv)	at least one year has elapsed from the time that the issuer filed current comprehensive disclosure with the SEC reflecting its status as an entity that is not a shell company known as “Form 10 Information.”

Although the Company filed Form 10 Information with the SEC on November 12, 2020, shareholders who receive the Company’s restricted securities will not be able to sell them pursuant to Rule 144 without registration until the Company has met the other conditions to this exception and then for only as long as the Company continues to meet the condition described in subparagraph (iii), above, and is not a shell company. No assurance can be given that the Company will meet these conditions or that, if it has met them, it will continue to do so, or that it will not again be a shell company.

The sale and issuance of additional shares of our common stock could cause dilution as well as the value of our common stock to decline.

Stockholders will be diluted and investors may suffer dilution in their net book value per share when we issue additional shares. We are authorized to issue 500,000,000 shares of common stock. We anticipate that all or at least some of our future funding, if any, will be in the form of equity financing from the sale of our common stock. If we do sell or issue more common stock, any investors’ investment in the Company will be diluted. Dilution is the difference between what you pay for your stock and the net tangible book value per share immediately after the additional shares are sold by us. If dilution occurs, any investment in the Company’s common stock could seriously decline in value.

Substantial future sales of shares of our common stock could cause the market price of our common stock to decline.

The market price of shares of our common stock could decline as a result of substantial sales of our common stock, particularly sales by our directors, executive officers and significant stockholders, a large number of shares of our common stock becoming available for sale or the perception in the market that holders of a large number of shares intend to sell their shares.

Provisions of our articles of incorporation and bylaws may delay or prevent a takeover which may not be in the best interests of our stockholders.

Provisions of our amended and restated articles of incorporation and our bylaws, as amended, may be deemed to have anti-takeover effects, which include when and by whom special meetings of our stockholders may be called, and may delay, defer or prevent a takeover attempt. Further, our articles of incorporation, as amended, authorize the issuance of up to approximately 50,000,000 shares of preferred stock with such rights and preferences as may be determined from time to time by our Board of Directors in their sole discretion. Our Board of Directors may, without stockholder approval, issue series of preferred stock with dividends, liquidation, conversion, voting or other rights that could adversely affect the voting power or other rights of the holders of our common stock.

We do not expect to pay dividends in the foreseeable future.

We do not intend to declare dividends for the foreseeable future, as we anticipate that we will reinvest any future earnings in the development and growth of our business. Therefore, investors will not receive any funds unless they sell their common stock, and stockholders may be unable to sell their shares on favorable terms. We cannot assure you of a positive return on investment or that you will not lose the entire amount of your investment in our common stock.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

We currently maintain our executive offices at 3651 Lindell Road, D517, Las Vegas, Nevada 89103. There is no physical office space here, and this address is mainly used as a mailing address and call center for WOHG. We pay a fee of $79 per month for the use of this headquarters. We consider our current office space adequate for our current operations.

ITEM 3. LEGAL PROCEEDINGS

From time to time, we are involved in various claims and legal actions arising in the ordinary course of business. To the knowledge of our management, there are no legal proceedings currently pending against us which we believe would have a material effect on our business, financial position or results of operations and, to the best of our knowledge, there are no such legal proceedings contemplated or threatened.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock trades on the OTC Pink tier of OTC Market Group LLC’s Marketplace under the symbol “CMGR”, where the Company is currently labeled as a “shell risk.” Prior to January 20, 2021, our common stock publicly traded on the OTC Pink tier of OTC Market Group LLC under the symbol “TONJ.” On January 20, 2021, we changed the symbol of our common stock from “TONJ” to “CMGR,” in conjunction with our name change from “Tongji Healthcare Group, Inc.” to “Clubhouse Media Group, Inc.”

The OTC Market is a network of security dealers who buy and sell stock. The dealers are connected by a computer network that provides information on current “bids” and “asks,” as well as volume information. The trading of securities on the OTC Pink is often sporadic and investors may have difficulty buying and selling our shares or obtaining market quotations for them, which may have a negative effect on the market price of our common stock. The closing price of our common stock on the OTC Pink on March 12, 2021 was $13.15.

The following table sets forth, for the periods indicated the high and low bid quotations for our common stock. These quotations represent inter-dealer quotations, without adjustment for retail markup, markdown, or commission and may not represent actual transactions.

Period Fiscal Year 2021	High	Low
First Quarter (January 1, 2021 – March 31, 2021)*	$28.43	$1.35

Period Fiscal Year 2020	High	Low
First Quarter (January 1, 2020 – March 31, 2020)	$0.12	$0.055
Second Quarter (April 1, 2020 – June 30, 2020)	$0.85	$0.055
Third Quarter (July 1, 2020 – September 30, 2020)	$3.90	$0.29
Fourth Quarter (October 1, 2020 – December 31, 2020)	$6.96	$0.85

Period Fiscal Year 2019	High	Low
First Quarter (January 1, 2019 – March 31, 2019)	$0.12	$0.001
Second Quarter (April 1, 2019 – June 30, 2019)	$0.10	$0.02
Third Quarter (July 1, 2019 – September 30, 2019)	$0.13	$0.043
Fourth Quarter (October 1, 2019 – December 31, 2019)	$0.18	$0.03

*Through March 12, 2021.

Holders

As of March 8, 2021, there were 93,986,356 shares of common stock issued and outstanding, and we had 323 holders of record of our common stock.

Securities Authorized for Issuance Under Equity Compensation Plans

None.

Recent Sales of Unregistered Securities

On June 18, 2020, pursuant to the terms of the Stock Purchase Agreement, dated May 29, 2020, by and among WOHG, the Company, Algonquin Partners Inc. (“Algonquin”), and Joseph Arcaro, WOHG purchased, and Algonquin sold, 30,000,000 shares of the Company’s common stock in exchange for payment by WOHG to Algonquin of $240,000. Thereafter, WOHG distributed the 30,000,000 shares of common stock among the shareholders of WOHG, consisting of Amir Ben-Yohanan, Chris Young and Simon Yu (the “WOHG Shareholders”).

On November 12, 2020, pursuant to the terms of the Share Exchange Agreement (“Share Exchange Agreement”), dated August 11, 2020, among (i) WOHG, (ii) WOHG Shareholders and (iii) Mr. Ben-Yohanan as the representative of the WOHG Shareholders, we issued 46,811,195 shares of common stock to the WOHG Shareholders in exchange for 200 shares WOHG’s common stock, par value $0.0001 per share, representing 100% of the issued and outstanding capital stock of WOHG.

On November 12, 2020, pursuant to the terms of the Share Exchange Agreement, we issued and sold to Amir Ben-Yohanan one share of Series X Preferred Stock at a purchase price of $1.00.

On December 8, 2020, the Company issued to Scott Hoey 10,833 shares of Company common stock upon the conversion of the convertible promissory note issued to Scott Hoey in the principal amount of $7,500 on September 10, 2020 at a conversion price of $0.69 per share.

On December 8, 2020, the Company issued 18,182 shares of Company common stock to Laura Anthony with a value of $0.0001 per share for legal services rendered to the Company.

On December 8, 2020, the Company issued 30,231 shares of Company common stock to Adam Miguest with a value of $2.27 per share as compensation for bringing in brand deals for influencers.

On January 21, 2021, the Company issued 15,050 shares of Company common stock to Adam Miguest with a value of $2.27 per share as compensation for bringing in brand deals for influencers.

On January 13, 2021, the Company issued 15,688 shares of Company common stock to Laura Anthony with a value of $0.0001 per share for legal services rendered to the Company.

On January 20, 2021, in connection with the issuance of a convertible promissory note to ProActive Capital SPV I, LLC in the principal amount of $250,000, the Company sold to ProActive Capital SPV I, LLC 50,000 shares of Company common stock at a purchase price of $0.001 per share.

On January 25, 2021, in connection with the issuance of a convertible promissory note to GS Capital Partners, LLC in the principal amount of $288,889, the Company sold to GS Capital Partners, LLC 50,000 shares of Company common stock at a purchase price of $0.001 per share.

On January 26, 2021, the Company issued to Matthew Singer 8,197 shares of Company common stock upon the conversion of the convertible promissory note issued to Mr. Singer in the principal amount of $13,000 on January 3, 2021 at a conversion price of $1.59 per share.

On February 19, 2021, in connection with the issuance of a convertible promissory note to GS Capital Partners, LLC in the principal amount of $577,778, the Company sold to GS Capital Partners, LLC 100,000 shares of Company common stock at a purchase price of $0.001 per share.

On March 11, 2021, in connection with issuance of a convertible promissory note to Labrys in the principal sum of $1,000,000, the Company issued to Labrys 125,000 shares of its common stock as a commitment fee.

The above issuances were made pursuant to an exemption from registration as set forth in 506 of Regulation D and Section 4(a)(2) of the Securities Act.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

Transfer Agent and Registrar

The Company’s transfer agent Empire Stock Transfer, located at 1859 Whitney Mesa Drive, Henderson, NV 89014.

ITEM 6. RESERVED

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Special Note Regarding Forward-Looking Statements

All statements other than statements of historical fact included in this annual report, including, without limitation, statements under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the Company’s financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements. When used in this annual report, words such as “anticipate,” “believe,” “estimate,” “expect,” “intend” and similar expressions, as they relate to us or the Company’s management, identify forward-looking statements. Such forward-looking statements are based on the beliefs of management, as well as assumptions made by, and information currently available to, the Company’s management. Actual results could differ materially from those contemplated by the forward-looking statements as a result of certain factors detailed in our filings with the SEC.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the financial statements and the notes thereto contained elsewhere in this annual report. Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties.

Overview

We operate a global network of professionally run content houses, each of which has its own brand, influencer cohort and production capabilities. Our Company offers management, production and deal-making services to our handpicked influencers, a management division for individual influencer clients, and an investment arm for joint ventures and acquisitions for companies in the social media influencer space. Our management team consists of successful entrepreneurs with financial, legal, marketing, and digital content creation expertise.

Through our subsidiary, West of Hudson Group, Inc., or WOHG, we currently generate revenues primarily from talent management of social media influencers residing in our Clubhouses and for paid promotion by companies looking to utilize such social media influencers to promote their products or services. We solicit companies for potential marketing collaborations and cultivated content creation, work with the influencers and the marketing entity to negotiate and formalize a brand deal and then execute the deal and receive a certain percentage from the deal. In addition to the in-house brand deals, we generate income by providing talent management and brand partnership deals to external influencers not residing in our Clubhouses.

We were incorporated under the laws of the State of Nevada on December 19, 2006 with the name Tongji Healthcare Group, Inc. by Nanning Tongji Hospital, Inc. (“NTH”). On the same day, Tongji, Inc., our wholly owned subsidiary, was incorporated in the State of Colorado. Tongji, Inc. was later dissolved on March 25, 2011.

NTH was established in Nanning in the province of Guangxi of the People’s Republic of China (“PRC” or “China”) by the Nanning Tongji Medical Co. Ltd. and an individual on October 30, 2003.

NTH was a designated hospital for medical insurance in the city of Nanning and Guangxi province with 105 licensed beds. NTH specializes in the areas of internal medicine, surgery, gynecology, pediatrics, emergency medicine, ophthalmology, medical cosmetology, rehabilitation, dermatology, otolaryngology, traditional Chinese medicine, medical imaging, anesthesia, acupuncture, physical therapy, health examination, and prevention.

On December 27, 2006, Tongji, Inc. acquired 100% of the equity of NTH pursuant to an Agreement and Plan of Merger, pursuant to which NTH became a wholly owned subsidiary of Tongji Inc. Pursuant to the Agreement and Plan of Merger, we issued 15,652,557 shares of common stock to the shareholders of NTH in exchange for 100% of the issued and outstanding shares of common stock of NTH. The acquisition of NTH was accounted for as a reverse acquisition under the purchase method of accounting since the shareholders of NTH obtained control of the entity. Accordingly, the reorganization of the two companies was recorded as a recapitalization of NTH, with NTH being treated as the continuing operating entity. The Company, through NTH, thereafter operated the hospital, until we eventually sold NTH, as described below.

Effective December 31, 2017, under the terms of a Bill of Sale, we agreed to sell, transfer convey and assign forever all of its rights, title and interest in its equity ownership interest in its subsidiary, NTH, to Placer Petroleum Co., LLC, an Arizona limited liability company. Pursuant to the Bill of Sale, consideration for this sale, transfer conveyance and assignment is Placer Petroleum Co, LLC assuming all assets and liabilities of NTH as of December 31, 2017. As a result of the Bill of Sale, the related assets and liabilities of Nanning Tongji Hospital, Inc. was reported as discontinued operations effective December 31, 2017. Thereafter, the Company had minimal operations.

On May 20, 2019, pursuant to Case Number A-19-793075-P, Nevada’s 8th Judicial District, Business Court entered and Order Granting Application of Joseph Arcaro as Custodian of Tongji Healthcare Group, Inc. pursuant to NRS 78.347(1)(b), pursuant to which Joseph Arcaro was appointed custodian of the Company and given authority to reinstate the Company with the State of Nevada under NRS 78.347. On May 23, 2019, Joseph Arcaro filed a Certificate of Reinstatement of the Company with the Secretary of State of the State of Nevada. In addition, on May 23, 2019, Joseph Arcaro filed an Annual List of the Company with the Secretary of State of the State of Nevada, designating himself as President, Secretary, Treasurer and Director of the Company for the filing period of 2017 to 2019. On November 13, 2019, Mr. Arcaro filed a Motion to Terminate Custodianship of Tongji Healthcare Group, Inc. pursuant to NRS 78.650(4) with the District Court in Clark County Nevada. On December 6, 2019, the court granted Mr. Arcaro’s motion, and the custodianship was terminated.

Effective May 29, 2020, Joseph Arcaro, our Chief Executive Officer, President, Secretary, Treasurer and sole director and the beneficial owner, through his ownership of Algonquin Partners Inc. (“Algonquin”), of 65% of the Company’s common stock, entered into a Stock Purchase Agreement (the “Stock Purchase Agreement”) by and among West of Hudson Group, Inc., the Company, Algonquin, and Mr. Arcaro. Pursuant to the terms of the SPA, WOHG agreed to purchase, and Algonquin agreed to sell, 30,000,000 shares of the Company’s common stock in exchange for payment by WOHG to Algonquin of $240,000 (the “Stock Purchase”). Thereafter, WOHG distributed the 30,000,000 shares of the Company among the shareholders of WOHG. The Stock Purchase closed on June 18, 2020, resulting in a change of control of the Company.

On July 7, 2020, we amended our articles of incorporation to increase our authorized capital stock to 550,000,000 shares, comprised of 500,000,000 shares of common stock, par value $0.001 per share, and 50,000,000 shares of preferred stock, par value $0.001 per share.

On August 11, 2020, we entered into the Share Exchange Agreement with (i) WOHG, (ii) each of the WOHG Shareholders and (iii) Mr. Ben-Yohanan as the Shareholders’ Representative.

Pursuant to the Share Exchange Agreement, the parties agreed that at the closing of the transactions contemplated by the Share Exchange Agreement, which occurred on November 12, 2020 (the “WOHG Closing”), the Company would acquire 100% of WOHG’s issued and outstanding capital stock, in exchange for the issuance to the WOHG Shareholders of a number of shares of the Company’s common stock, par value $0.001 per share to be determined at the WOHG Closing.

Recent Developments

For a detailed description of recent developments of the Company, see “Item 1. Business—Recent Developments”.

RESULTS OF OPERATIONS

YEAR ENDED DECEMBER 31, 2020 COMPARED TO THE YEAR ENDED DECEMBER 31, 2019

Net revenue for the year ended December 31, 2020 increased by $1,010,405 from $0 for the year ended December 31, 2019. The increase was due to the commencement of our operations in 2020, as compared to Clubhouse Media Group, Inc.’s status as a shell company in 2019 with no operations.

Cost of Goods Sold

Cost of sales for the year ended December 31, 2020 increased by $579,855 from $0 for the year ended December 31, 2019. The increase was due to the commencement of our operations in 2020, as compared to Clubhouse Media Group, Inc.’s status as a shell company in 2019 with no operations. Cost of sales were mainly commissions paid to social influencers for their performance according to the management agreement.

Gross profit was $430,550 for the year ended December 31, 2020 as compared to a gross profit of $0 for the year ended December 31, 2019. The gross profit percentage was 42.6% for the year ended December 31, 2020 as compared to 0% for the year ended December 31, 2019.

Operating Expenses

Operating expenses for the year ended December 31, 2020 were $2,725,105 as compared to $74,764 for the year ended December 31, 2019. The variances were as follows: (i) an increase in rent and utilities expense of $1,069,934 ;(iii) an increase in consultant fees of $269,436; (iv) an increase in sales and marketing expenses of $27,810; (v) an increase in legal fees of $318,928; (vi) an increase in office expense of $112,310; and (vii) an increase of production expense of $237,791. As part of the general and administrative expenses for the years ended December 31, 2020 and 2019, we recorded public relations, investor relations or business development expenses of $108,081 and $0, respectively. The overall increase in general and administrative expenses resulted from the commencement of our operations in 2020, as compared to Clubhouse Media Group, Inc.’s status as a shell company in 2019 with no operations.

Non-cash operating expenses for the year ended December 31, 2020 were $442,549 including (i) depreciation of $14,945; (ii) amortization of debt discounts of $26,993; (iii) stock-based compensation of $160,611; and (iv) impairment of goodwill of $240,000.

Non-cash general and administrative expenses for the year ended December 31, 2019 was stock-based compensation of $15,000.

Other (Income) Expenses

Other expense for the year ended December 31, 2020 was $283,166, as compared to $0 for the year ended December 31, 2019. The other expense for the year ended December 31, 2020 included (i) change in fair value derivative liability of $61,029 and (ii) interest expense of $222,207. The change in derivative liability is the non-cash change in the fair value and relates to our derivative instruments. Interest expense of $222,207 was mostly comprised of non-cash interest of $87,213 from imputed interest and $108,000 from interest expense in excess of derivative liability.

Net Loss

Net loss for the year ended December 31, 2020 was $2,577,721 as compared to $74,764 for the for the year ended December 31, 2019 for the reasons discussed above.

LIQUIDITY AND CAPITAL RESOURCES

We adopted the Financial Accounting Standards Board’s (“FASB”) Accounting Standard Codification (“ASC”) Topic 205-40, Presentation of Financial Statements – Going Concern, which requires that management evaluate whether there are relevant conditions and events that, in the aggregate, raise substantial doubt about the entity’s ability to continue as a going concern and to meet its obligations as they become due within one year after the date that the financial statements are issued.

The accompanying financial statements have been prepared assuming that we will continue as a going concern. While the Company is attempting to generate additional revenues, the Company’s cash position may not be significant enough to support the Company’s daily operations. Management intends to raise additional funds by way of a public or private offering. Management believes that the actions presently being taken to further implement its business plan and generate revenues provide the opportunity for the Company to continue as a going concern. While the Company believes in the viability of its strategy to generate revenues and in its ability to raise additional funds, there can be no assurances to that effect. The ability of the Company to continue as a going concern is dependent upon the Company’s ability to further implement its business plan and generate revenues. We will require additional cash funding to fund operations. Therefore, we concluded there was substantial doubt about the Company’s ability to continue as a going concern.

To fund further operations, we will need to raise additional capital. We may obtain additional financing in the future through the issuance of its common stock, or through other equity or debt financings. Our ability to continue as a going concern or meet the minimum liquidity requirements in the future is dependent on its ability to raise significant additional capital, of which there can be no assurance. If the necessary financing is not obtained or achieved, we will likely be required to reduce its planned expenditures, which could have an adverse impact on the results of operations, financial condition and our ability to achieve its strategic objective. There can be no assurance that financing will be available on acceptable terms, or at all. The financial statements contain no adjustments for the outcome of these uncertainties. These factors raise substantial doubt about our ability to continue as a going concern and have a material adverse effect on our future financial results, financial position and cash flows.

The Company received additional funds after December 31, 2020 from issuance of convertible promissory notes from the following convertible promissory note holders:

Convertible Promissory Note – ProActive Capital SPV I, LLC

On January 20, 2021, the Company entered into a securities purchase agreement (the “ProActive Capital SPA”) with ProActive Capital SPV I, LLC, a Delaware limited liability company (“ProActive Capital”), pursuant to which, on same date, the Company (i) issued a convertible promissory note to ProActive Capital the aggregate principal amount of $250,000 for a purchase price of $225,000, reflecting a $25,000 original issue discount (the “ProActive Capital Note”), and in connection therewith, sold to ProActive Capital 50,000 shares of Company Common Stock at a purchase price of $0.001 per share. In addition, at the closing of this sale, the Company reimbursed ProActive Capital the sum of $10,000 for ProActive Capital’s costs in completing the transaction, which amount ProActive Capital withheld from the total purchase price paid to the Company.

The ProActive Capital Note has a maturity date of January 20, 2022 and bears interest at 10% per year. No payments of the principal amount or interest are due prior to the maturity date other than as specifically set forth in the ProActive Capital Note, and the Company may prepay all or any portion of the principal amount and any accrued and unpaid interest at any time without penalty.

The ProActive Capital Note (and the principal amount and any accrued and unpaid interest) is convertible into shares of Company Common Stock at ProActive Capital’s election at any time following the time that the SEC qualifies the Company’s offering statement related to the Regulation A Offering, at a conversion price equal to 70% of the Regulation A Offering Price of the Company Common Stock in the Regulation A Offering, and is subject to a customary beneficial ownership limitation of 9.99%, which may be waived by ProActive Capital on 61 days’ notice to the Company. The conversion price is subject to customary adjustments for any stock splits, etc. which occur following the determination of the conversion price.

Convertible Promissory Notes- GS Capital Partners

On February 19, 2021, the Company entered into another securities purchase agreement with GS Capital, pursuant to which, on same date, the Company issued a convertible promissory note to GS Capital the aggregate principal amount of $577,778 for a purchase price of $520,000, reflecting a $57,780 original issue discount, and in connection therewith, sold to GS Capital 100,000 shares of Company’s common stock, par value $0.001 per share at a purchase price of $100, representing a per share price of $0.001 per share. In addition, at the closing of this sale, the Company reimbursed GS Capital the sum of $10,000 for GS Capital’s costs in completing the transaction, which amount GS Capital withheld from the total purchase price paid to the Company.

The GS Capital Note has a maturity date of February 19, 2022 and bears interest at 10% per year. No payments of the principal amount or interest are due prior to the maturity date other than as specifically set forth in the GS Capital Note, and the Company may prepay all or any portion of the principal amount and any accrued and unpaid interest at any time without penalty.

The GS Capital Note (and the principal amount and any accrued and unpaid interest) is convertible into shares of the Company Common Stock at GS Capital’s election at any time following the time that the Securities and Exchange Commission (“SEC”) qualifies the Company’s offering statement related to the Company’s planned offering of Company Common Stock pursuant to Regulation A under the Securities Act of 1933, as amended (the “Regulation A Offering”). At such time, the GS Capital Note (and the principal amount and any accrued and unpaid interest) will be convertible at a conversion price equal to 70% of the initial offering price of the Company Common Stock in the Regulation A Offering, subject to a customary beneficial ownership limitation of 9.99%, which may be waived by GS Capital on 61 days’ notice to the Company. The conversion price is subject to customary adjustments for any stock splits, etc. which occur following the determination of the conversion price.

On January 25, 2021, the Company entered into a securities purchase agreement (the “GS Capital SPA”) with GS Capital Partners, LLC (“GS Capital”), pursuant to which, on same date, the Company (i) issued a convertible promissory note to GS Capital the aggregate principal amount of $288,889 for a purchase price of $260,000, reflecting a $28,889 original issue discount (the “GS Capital Note”), and in connection therewith, sold to GS Capital 50,000 shares of Company Common Stock at a purchase price of $0.001 per share. In addition, at the closing of this sale, the Company reimbursed GS Capital the sum of $10,000 for GS Capital’s costs in completing the transaction, which amount GS Capital withheld from the total purchase price paid to the Company.

The GS Capital Note has a maturity date of January 25, 2022, and bears interest at 10% per year. No payments of the principal amount or interest are due prior to the maturity date other than as specifically set forth in the GS Capital Note, and the Company may prepay all or any portion of the principal amount and any accrued and unpaid interest at any time without penalty.

The GS Capital Note (and the principal amount and any accrued and unpaid interest) is convertible into shares of Company Common Stock at GS Capital’s election at any time following the time that the SEC qualifies the Company’s offering statement related to the Regulation A Offering, at a conversion price equal to 70% of the Regulation A Offering Price of the Company Common Stock in the Regulation A Offering, and is subject to a customary beneficial ownership limitation of 9.99%, which may be waived by GS Capital on 61 days’ notice to the Company. The conversion price is subject to customary adjustments for any stock splits, etc. which occur following the determination of the conversion price.

Convertible Promissory Note – Tiger Trout Capital Puerto Rico

On January 29, 2021, the Company entered into a securities purchase agreement (the “Tiger Trout SPA”) with Tiger Trout Capital Puerto Rico, LLC, a Puerto Rico limited liability company (“Tiger Trout”), pursuant to which, on same, date, the Company (i) issued a convertible promissory note in the aggregate principal amount of $1,540,000 for a purchase price of $1,100,000, reflecting a $440,000 original issue discount (the “Tiger Trout Note”), and (ii) sold to Tiger Trout 220,000 shares Company common stock for a purchase price of $220.00. As of February 8, 2021, the Company has not issued the 220,000 shares of Company common stock to Tiger Trout.

The Tiger Trout Note has a maturity date of January 29, 2022, and bears interest at 10% per year. No payments of the principal amount or interest are due prior to the maturity date other than as specifically set forth in the Tiger Trout Note, and the Company may prepay all or any portion of the principal amount and any accrued and unpaid interest at any time without penalty, provided however, that if the Company does not pay the principal amount and any accrued and unpaid interest by July 2, 2021, an additional $50,000 is required to be paid to Tiger Trout at the time the Tiger Trout Note is repaid, if the Company repays the Tiger Trout Note prior to its maturity date.

If the principal amount and any accrued and unpaid interest under the Tiger Trout Note has not been repaid on or before the maturity date, that will be an event of default under the Tiger Trout Note. If an event of default has occurred and is continuing, Tiger Trout may declare all or any portion of the then-outstanding principal amount and any accrued and unpaid interest under the Tiger Trout Note (the “Indebtedness”) due and payable, and the Indebtedness will become immediately due and payable in cash by the Company. Further, Tiger Trout will have the right, until the Indebtedness is paid in full, to convert all, but only all, of the then-outstanding Indebtedness into shares of Company common stock at a conversion price of $0.50 per share, subject to customary adjustments for stock splits, etc. occurring after the issuance date. The Tiger Trout Note contains a customary beneficial ownership limitation of 9.99%, which may be waived by Tiger Trout on 61 days’ notice to the Company.

Convertible Promissory Note – Labrys Fund, LP

On March 11, 2021, the Company entered into a securities purchase agreement (the “Labrys SPA”) with Labrys Fund, LP (“Labrys”), pursuant to which the Company issued a 10% promissory note (the “Labrys Note”) with a maturity date of March 11, 2022 (the “Labrys Maturity Date”), in the principal sum of $1,000,000. In addition, the Company issued 125,000 shares of its common stock to Labrys as a commitment fee pursuant to the Labrys SPA. Pursuant to the terms of the Labrys Note, the Company agreed to pay to $1,000,000 (the “Principal Sum”) to Labrys and to pay interest on the principal balance at the rate of 10% per annum. The Labrys Note carries an original issue discount (“OID”) of $100,000. Accordingly, on the Closing Date (as defined in the Labrys SPA), Labrys paid the purchase price of $900,000 in exchange for the Labrys Note. Labrys may convert the Labrys Note into the Company’s common stock (subject to the beneficial ownership limitations of 4.99% in the Labrys Note) at any time at a conversion price equal to $10.00 per share.

The Company may prepay the Labrys Note at any time prior to the date that an Event of Default (as defined in the Labrys Note) occurs at an amount equal to 100% of the Principal Sum then outstanding plus accrued and unpaid interest (no prepayment premium) plus $750.00 for administrative fees. The Labrys Note contains customary events of default relating to, among other things, payment defaults, breach of representations and warranties, and breach of provisions of the Labrys Note or Labrys SPA.

Upon the occurrence of any Event of Default, the Labrys Note shall become immediately due and payable and the Company shall pay to Labrys, in full satisfaction of its obligations hereunder, an amount equal to the Principal Sum then outstanding plus accrued interest multiplied by 125% (the “Default Amount”). Upon the occurrence of an Event of Default, additional interest will accrue from the date of the Event of Default at the rate equal to the lower of 16% per annum or the highest rate permitted by law.

Operating Activities

Net cash used in operating activities for the year ended December 31, 2020 was $1,967,551. This amount was primarily related to a net loss of $2,577,721 and (i) net working capital increase of $88,621; and offset by (ii) non-cash expenses of $698,791 including (iii) depreciation and amortization of $41,938; (iv) imputed interest of $87,213; (v) stock-based compensation of $160,611; (vi) impairment of goodwill of $240,000; (vii) non-cash interest expense in excess of derivative liability of $108,000; and (viii) change in fair value of derivative liability of $61,029.

Net cash used in operating activities for the year ended December 31, 2019 was $30,488. This amount was primarily related to a net loss of $74,764 and offset by (i) net working capital increase of $29,276 and (ii) stock compensation expense of $15,000.

Investment Activities

Net cash used in investing activities for the years ended December 31, 2020 and 2019 was $319,737 and $0, respectively. The 2020 amount related to the cash paid in the public shell company of $240,00 and acquisition of $79,737 of fixed assets.

Financing Activities

Net cash provided by financing activities for the year ended December 31, 2020 and 2019 was $2,325,062 and $30,488, respectively. The 2020 amount related to proceeds from our chief executive officer and chairman of the Board of $2,162,562 and convertible notes payable of $162,500. The 2019 amount related to $30,488 borrowing from the former chief executive officer, Joseph Arcaro who resigned after change of control in June 2020.

Critical Accounting Policies and Estimates

Use of Estimates

In preparing the consolidated financial statements in conformity with accounting principles generally accepted in the United States (“ GAAP”), management makes estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities as of the dates of the consolidated financial statements, as well as the reported amounts of revenues and expenses during the reporting period. Significant estimates and assumptions made by management include, but are not limited to, revenue recognition, the allowance for bad debt, useful life of fixed assets, income taxes and unrecognized tax benefits, valuation allowance for deferred tax assets, and assumptions used in assessing impairment of long-lived assets. Actual results could differ from those estimates.

Reverse Merger Accounting

The Merger was accounted for as a reverse-merger and recapitalization in accordance with GAAP. WOHG was the acquirer for financial reporting purposes and Clubhouse Media Group, Inc. was the acquired company. Consequently, the assets and liabilities and the operations that are reflected in the historical financial statements prior to the Merger will be those of WOHG and will be recorded at the historical cost basis of WOHG. The consolidated financial statements after completion of the Merger include the assets and liabilities of the Company and WOHG, historical operations of WOHG and operations of the Company from the closing date of the Merger. Common stock and the corresponding capital amounts of the Company pre-merger have been retroactively restated as capital stock shares reflecting the exchange ratio in the Merger. In conjunction with the Merger, WOHG received no cash and assumed no liabilities from Clubhouse Media Group, Inc. All members of the Company’s executive management are from WOHG.

Lease

On January 2, 2020, the Company adopted FASB ASC Topic 842, Leases, or ASC 842, using the modified retrospective transition method with a cumulative effect adjustment to accumulated deficit as of January 1, 2019, and accordingly, modified its policy on accounting for leases as stated below. As described under “Recently Adopted Accounting Pronouncements,” below, the primary impact of adopting ASC 842 for the Company was the recognition in the consolidated balance sheet of certain lease-related assets and liabilities for operating leases with terms longer than 12 months. The Company elected to use the short term exception and does not records assets/liabilities for short term leases as of December 31, 2020.

The Company’s leases primarily consist of facility leases which are classified as operating leases. The Company assesses whether an arrangement contains a lease at inception. The Company recognizes a lease liability to make contractual payments under all leases with terms greater than twelve months and a corresponding right-of-use asset, representing its right to use the underlying asset for the lease term. The lease liability is initially measured at the present value of the lease payments over the lease term using the collateralized incremental borrowing rate since the implicit rate is unknown. Options to extend or terminate a lease are included in the lease term when it is reasonably certain that the Company will exercise such an option. The right-of-use asset is initially measured as the contractual lease liability plus any initial direct costs and prepaid lease payments made, less any lease incentives. Lease expense is recognized on a straight-line basis over the lease term.

Leased right-of-use assets are subject to impairment testing as a long-lived asset at the asset-group level. The Company monitors its long-lived assets for indicators of impairment. As the Company’s leased right-of-use assets primarily relate to facility leases, early abandonment of all or part of facility as part of a restructuring plan is typically an indicator of impairment. If impairment indicators are present, the Company tests whether the carrying amount of the leased right-of-use asset is recoverable including consideration of sublease income, and if not recoverable, measures impairment loss for the right-of-use asset or asset group.

Revenue Recognition

In May 2014 the FASB issued Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers (Topic 606), which supersedes all existing revenue recognition requirements, including most industry specific guidance. This new standard requires a company to recognize revenues when it transfers goods or services to customers in an amount that reflects the consideration that the company expects to receive for those goods or services. The FASB subsequently issued the following amendments to ASU No. 2014-09 that have the same effective date and transition date: ASU No. 2016-08, Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations; ASU No. 2016-10, Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing; ASU No. 2016-12, Revenue from Contracts with Customers (Topic 606): Narrow-Scope Improvements and Practical Expedients; and ASU No. 2016-20, Technical Corrections and Improvements to Topic 606, Revenue from Contracts with Customers. The Company adopted these amendments with ASU 2014-09 (collectively, the new revenue standards).

Under the new revenue standards, the Company recognizes revenues when its customer obtains control of promised goods or services, in an amount that reflects the consideration which it expects to receive in exchange for those goods. The Company recognizes revenues following the five step model prescribed under ASU No. 2014-09: (i) identify contract(s) with a customer; (ii) identify the performance obligations in the contract; (iii) determine the transaction price; (iv) allocate the transaction price to the performance obligations in the contract; and (v) recognize revenues when (or as) we satisfy the performance obligation. The Company recognized revenue from providing temporary and permanent staffing solutions and sale of consumer products.

The Company generates revenue from its managed services when a marketer (typically a brand, agency or partner) pays the Company to provide custom content, influencer marketing, amplification or other campaign management services (“Managed Services”).

The Company maintains separate arrangements with each marketer and content creator either in the form of a master agreement or terms of service, which specify the terms of the relationship and access to its platforms, or by statement of work, which specifies the price and the services to be performed, along with other terms. The transaction price is determined based on the fixed fee stated in the statement of work and does not contain variable consideration. Marketers who contract with the Company to manage their advertising campaigns or custom content requests may prepay for services or request credit terms. The agreement typically provides for either a non-refundable deposit, or a cancellation fee if the agreement is canceled by the customer prior to completion of services. Billings in advance of completed services are recorded as a contract liability until earned. The Company assesses collectability based on a number of factors, including the creditworthiness of the customer and payment and transaction history.

For Managed Services Revenue, the Company enters into an agreement to provide services that may include multiple distinct performance obligations in the form of: (i) an integrated marketing campaign to provide influencer marketing services, which may include the provision of blogs, tweets, photos or videos shared through social network offerings and content promotion, such as click-through advertisements appearing in websites and social media channels; and (ii) custom content items, such as a research or news article, informational material or videos. Marketers typically purchase influencer marketing services for the purpose of providing public awareness or advertising buzz regarding the marketer’s brand and they purchase custom content for internal and external use. The Company may provide one type or a combination of all types of these performance obligations on a statement of work for a lump sum fee. The Company allocates revenue to each performance obligation in the contract at inception based on its relative standalone selling price. These performance obligations are to be provided over a stated period that generally ranges from one day to one year. Revenue is accounted for when the performance obligation has been satisfied depending on the type of service provided. The Company views its obligation to deliver influencer marketing services, including management services, as a single performance obligation that is satisfied at the time the customer receives the benefits from the services.

Based on the Company’s evaluations, revenue from Managed Services is reported on a gross basis because the Company has the primary obligation to fulfill the performance obligations and it creates, reviews and controls the services. The Company takes on the risk of payment to any third-party creators and it establishes the contract price directly with its customers based on the services requested in the statement of work. The contract liabilities as of December 31, 2020 and 2019 were $73,643 and $0, respectively.

Goodwill Impairment

We test goodwill at least annually for impairment at the reporting unit level. We recognize an impairment charge if the carrying amount of a reporting unit exceeds its fair value. When a portion of a reporting unit is disposed, goodwill is allocated to the gain or loss on disposition based on the relative fair values of the business or businesses disposed and the portion of the reporting unit that will be retained.

For other intangible assets that are not deemed indefinite-lived, cost is generally amortized on a straight-line basis over the asset’s estimated economic life, except for individually significant customer-related intangible assets that are amortized in relation to total related sales. Amortizable intangible assets are reviewed for impairment whenever events or changes in circumstances indicate that the related carrying amounts may not be recoverable. In these circumstances, they are tested for impairment based on undiscounted cash flows and, if impaired, written down to estimated fair value based on either discounted cash flows or appraised values.

Impairment of Long-Lived Assets

Long-lived assets, which include property, plant and equipment and intangible assets, are reviewed for impairment whenever events or changes in circumstances indicate the carrying amount of an asset may not be recoverable.

Recoverability of long-lived assets to be held and used is measured by comparing the carrying amount of an asset to the estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated undiscounted future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the assets. Fair value is generally determined using the asset’s expected future discounted cash flows or market value, if readily determinable. Based on its review, the Company believes that, as of December 31, 2020 and 2019, there were no impairment loss of its long-lived assets.

Income Taxes

The Company accounts for income taxes using the asset and liability approach that requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized in the Company’s financial statements or tax returns. In estimating future tax consequences, the Company generally considers all expected future events other than enactments of changes in the tax law. For deferred tax assets, management evaluates the probability of realizing the future benefits of such assets. The Company establishes valuation allowances for its deferred tax assets when evidence suggests it is unlikely that the assets will be fully realized.

The Company recognizes the tax effects of an uncertain tax position only if it is more likely than not to be sustained based solely on its technical merits as of the reporting date and then only in an amount more likely than not to be sustained upon review by the tax authorities. Income tax positions that previously failed to meet the more likely than not threshold are recognized in the first subsequent financial reporting period in which that threshold is met. Previously recognized tax positions that no longer meet the more likely than not threshold are derecognized in the first subsequent financial reporting period in which that threshold is no longer met. The Company classifies potential accrued interest and penalties related to unrecognized tax benefits within the accompanying consolidated statements of operations and comprehensive income (loss) as income tax expense.

The Company has not completed a full fiscal year, post-recapitalization and has not filed an income tax return and incurred net operating losses from inception to December 31, 2020. The net operating losses that has future benefits will be recorded as $773,921 deferred tax assets, but net with 100% valuation allowance until the Company expected to realize this deferred tax assets in the future.

Fair Value of Financial Instruments

The carrying value of cash, accounts receivable, other receivable, note receivable, other current assets, accounts payable, and accrued expenses, if applicable, approximate their fair values based on the short-term maturity of these instruments. The carrying amounts of debt were also estimated to approximate fair value.

The Company utilizes the methods of fair value (“FV”) measurement as described in ASC 820 to value its financial assets and liabilities. As defined in ASC 820, FV is based on the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. In order to increase consistency and comparability in FV measurements, ASC 820 establishes a FV hierarchy that prioritizes observable and unobservable inputs used to measure FV into three broad levels, which are described below:

Level 1: Quoted prices (unadjusted) in active markets that are accessible at the measurement date for assets or liabilities. The FV hierarchy gives the highest priority to Level 1 inputs.

Level 2: Observable prices that are based on inputs not quoted on active markets, but corroborated by market data.

Level 3: Unobservable inputs are used when little or no market data is available. The FV hierarchy gives the lowest priority to Level 3 inputs.

The Company used Level 3 inputs for its valuation methodology for the derivative liabilities for conversion feature of the convertible notes in determining the fair value the weighted-average Binomial option pricing model following assumption inputs. The fair value of derivative liability as of December 31, 2020 and 2019 were $304,490 and $0, respectively.

Stock based Compensation

Stock based compensation cost to employees is measured at the date of grant, based on the calculated fair value of the stock-based award, and will be recognized as expense over the employee’s requisite service period (generally the vesting period of the award). Share-based compensation awards issued to non-employees for services rendered are recorded at either the fair value of the services rendered or the fair value of the share-based payment, whichever is more readily determinable.

Derivative instruments

The fair value of derivative instruments is recorded and shown separately under liabilities. Changes in the fair value of derivatives liability are recorded in the consolidated statement of operations under other (income) expense.

Our Company evaluates all of its financial instruments to determine if such instruments are derivatives or contain features that qualify as embedded derivatives. For derivative financial instruments that are accounted for as liabilities, the derivative instrument is initially recorded at its fair value and is then re-valued at each reporting date, with changes in the fair value reported in the consolidated statements of operations. For stock-based derivative financial instruments, the Company uses binomial option-pricing model to value the derivative instruments at inception and on subsequent valuation dates. The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is evaluated at the end of each reporting period. Derivative instrument liabilities are classified in the balance sheet as current or non-current based on whether or not net-cash settlement of the derivative instrument could be required within 12 months of the balance sheet date.

Related Parties

The Company follows subtopic 850-10 of the FASB ASC for the identification of related parties and disclosure of related party transactions. Pursuant to Section 850-10-20 related parties include:

a. affiliates of the Company;

b. entities for which investments in their equity securities would be required, absent the election of the FV option under the FV Option Subsection of Section 825–10–15, to be accounted for by the equity method by the investing entity;

c. trusts for the benefit of employees, such as pension and profit-sharing trusts that are managed by or under the trusteeship of management;

d. principal owners of the Company;

e. management of the Company;

f. other parties with which the Company may deal if one party controls or can significantly influence the management or operating policies of the other to an extent that one of the transacting parties might be prevented from fully pursuing its own separate interests; and

g. other parties that can significantly influence the management or operating policies of the transacting parties or that have an ownership interest in one of the transacting parties and can significantly influence the other to an extent that one or more of the transacting parties might be prevented from fully pursuing its own separate interests.

The financial statements shall include disclosures of material related party transactions, other than compensation arrangements, expense allowances, and other similar items in the ordinary course of business. However, disclosure of transactions that are eliminated in the preparation of financial statements is not required in those statements.

The disclosures shall include: a. the nature of the relationship(s) involved; b. a description of the transactions, including transactions to which no amounts or nominal amounts were ascribed, for each of the periods for which income statements are presented, and such other information deemed necessary to an understanding of the effects of the transactions on the financial statements; c. the dollar amounts of transactions for each of the periods for which income statements are presented and the effects of any change in the method of establishing the terms from that used in the preceding period; and d. amounts due from or to related parties as of the date of each balance sheet presented and, if not otherwise apparent, the terms and manner of settlement.

New Accounting Pronouncements

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Reference is made to pages F-1 through F-28 comprising a portion of this annual report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Dismissal of Independent Registered Accounting Firm

On September 8, 2020, the Board of Directors of the Company terminated the engagement of BF Borgers CPA PC (“Borgers”) as the Company’s independent registered accounting firm.

Borgers’ reports on the Company’s financial statements for the fiscal years ended December 31, 2019 and 2018 did not contain an adverse opinion or a disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope or accounting principles. Furthermore, during the Company’s the fiscal years ended December 31, 2019 and 2018 and through September 8, 2020, there were no disagreements with Borgers on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure, which disagreements, if not resolved to Borgers’ satisfaction, would have caused Borgers to make reference to the subject matter of the disagreement in connection with its reports on the Company’s financial statements for such periods.

For the years ended December 31, 2019 and 2018 and through September 8, 2020, there were no “reportable events” as that term is described in Item 304(a)(1)(v) of Regulation S-K.

The Company previously provided Borgers with a copy of the foregoing disclosure contained in the Company’s Current Report on Form 8-K filed on September 14, 2020, prior to its filing with the Securities and Exchange Commission (the “SEC”), and requested that Borgers furnish the Company a letter addressed to the Commission stating whether or not it agreed with the statements herein and, if not, stating the respects in which it does not agree. A copy of Borgers’ letter to the Commission was filed as Exhibit 16.1 to the Company’s Current Report on Form 8-K filed with the SEC on September 14, 2020.

Engagement of New Independent Registered Accounting Firm

On September 8, 2020, the Company’s Board of Directors appointed Fruci & Associates II, PLLC (“Fruci”) as the Company’s new independent registered accounting firm. During the fiscal years ended December 31, 2019 and 2018 and through September 8, 2020, neither the Company nor anyone acting on the Company’s behalf consulted Fruci with respect to any of the matters or reportable events set forth in Item 304(a)(2)(i) and (ii) of Regulation S-K.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Disclosure controls are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Exchange Act, such as this annual report, is recorded, processed, summarized, and reported within the time period specified in the SEC’s rules and forms. Disclosure controls are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including the chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure. Our management evaluated, with the participation of our current chief executive officer and chief financial officer (our “Certifying Officers”), the effectiveness of our disclosure controls and procedures as of December 31, 2020, pursuant to Rule 13a-15(b) under the Exchange Act. Based upon that evaluation, our Certifying Officers concluded that, as of December 31, 2020, our disclosure controls and procedures were not effective. The ineffectiveness of our disclosure controls and procedures was due to the existence of material weaknesses identified below.

We do not expect that our disclosure controls and procedures will prevent all errors and all instances of fraud. Disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the disclosure controls and procedures are met. Further, the design of disclosure controls and procedures must reflect the fact that there are resource constraints, and the benefits must be considered relative to their costs. Because of the inherent limitations in all disclosure controls and procedures, no evaluation of disclosure controls and procedures can provide absolute assurance that we have detected all our control deficiencies and instances of fraud, if any. The design of disclosure controls and procedures also is based partly on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2020. In making the assessment, management used the criteria issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO – 2013) in Internal Control-Integrated Framework. Based on its assessment, management concluded that, as of December 31, 2020, our Company’s internal control over financial reporting was not effective .

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

On March 11, 2021, the Company entered into a securities purchase agreement (the “Labrys SPA”) with Labrys Fund, LP (“Labrys”), pursuant to which the Company issued a 10% promissory note (the “Labrys Note”) with a maturity date of March 11, 2022 (the “Labrys Maturity Date”), in the principal sum of $1,000,000. In addition, the Company issued 125,000 shares of its common stock to Labrys as a commitment fee pursuant to the Labrys SPA. Pursuant to the terms of the Labrys Note, the Company agreed to pay to $1,000,000 (the “Principal Sum”) to Labrys and to pay interest on the principal balance at the rate of 10% per annum. The Labrys Note carries an original issue discount (“OID”) of $100,000. Accordingly, on the Closing Date (as defined in the Labrys SPA), Labrys paid the purchase price of $900,000 in exchange for the Labrys Note. Labrys may convert the Labrys Note into the Company’s common stock (subject to the beneficial ownership limitations of 4.99% in the Labrys Note) at any time at a conversion price equal to $10.00 per share.

The Company may prepay the Labrys Note at any time prior to the date that an Event of Default (as defined in the Labrys Note) occurs at an amount equal to 100% of the Principal Sum then outstanding plus accrued and unpaid interest (no prepayment premium) plus $750.00 for administrative fees. The Labrys Note contains customary events of default relating to, among other things, payment defaults, breach of representations and warranties, and breach of provisions of the Labrys Note or Labrys SPA.

Upon the occurrence of any Event of Default, the Labrys Note shall become immediately due and payable and the Company shall pay to Labrys, in full satisfaction of its obligations hereunder, an amount equal to the Principal Sum then outstanding plus accrued interest multiplied by 125% (the “Default Amount”). Upon the occurrence of an Event of Default, additional interest will accrue from the date of the Event of Default at the rate equal to the lower of 16% per annum or the highest rate permitted by law.

The foregoing descriptions of the Labrys SPA and Labrys Note do not purport to be complete and are qualified in their entirety by reference to the full text of the Labrys SPA and Labrys Note, copies of which are filed hereto as Exhibits 10.22 and 10.23 respectively, and are incorporated herein by reference.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Officers and Directors

As of the date of this annual report, our officers and directors are as follows:

Name	Age	Position
Amir Ben-Yohanan	49	Chief Executive Officer and Director, Principal Executive Officer and Principal Financial and Accounting Officer
Christian J. Young	38	President, Secretary, and Director
Simon Yu	39	Chief Operating Officer and Director
Harris Tulchin	68	Director
Gary Marenzi	65	Director

Amir Ben-Yohanan. Amir Ben-Yohanan was appointed as the Company’s Chief Executive Officer and as a member of the Company’s Board of Directors on June 18, 2020. Mr. Ben-Yohanan worked for over 15 years for large multinational corporations, such as AT&T and the Associated Press, as a Senior Director of Finance where he oversaw internal audit, compliance and financial reporting departments. In 2012, he left a successful career in the corporate world to become an entrepreneur. In August 2015, Mr. Ben-Yohanan founded West of Hudson Properties, a real estate investment and property management firm headquartered in Hackensack, NJ. West of Hudson Properties currently owns and manages over $300 million in real estate assets across 95+ multi-family residential properties. More recently, he has expanded the operation and successfully completes several multi-family ground up construction projects each year in New Jersey and Pennsylvania.

Mr. Ben-Yohanan earned his Master’s Degree in Finance from the University of Sydney Australia in 1999 and holds an undergraduate degree in Accounting.

Christian J. Young. Christian J. Young was appointed as the Company’s Chief Executive Officer and as a member of the Company’s Board of Directors on June 18, 2020. Prior to joining the Company, Mr. Young served as President of WOHG since March 2020. Prior to joining WOHG, he held positions as a lawyer and chef, and was also a serial entrepreneur, involved in the founding of over a dozen enterprises. Mr. Young is also a YouTube personality and travel blogger. From 2018 to 2019, Mr. Young served as chief strategy officer for Cannabis Strategic Ventures. Since 2015, Mr. Young has been a YouTube branded content developer, Strategic Advisor to Venture Fund Amplify.LA, and as an advisor at the USC Venture Incubator. From 2015 to 2017, Mr. Young also acted as entrepreneur in residence for Lamp Post Group.

Simon Yu. Simon Yu was appointed as the Company’s Chief Operating Officer and as a member of the Company’s Board of Directors on June 18, 2020. Mr. Yu is the Chief Executive Officer for Cannabis Strategic Ventures and has served in this position since 2017. In 2014, Mr. Yu also founded a regional California staffing firm that uses technology and education to change the way staffing agencies serve their clients. Mr. Yu has almost 20 years of management experience in healthcare, with 11 of those years in sales and operations for the healthcare staffing industry. Throughout his career, Mr. Yu has launched startups in e-commerce, import/export, medical devices, and staffing. Mr. Yu was also a Startup Advisor at the University of Southern California’s Business Incubator and was an Adjunct Professor of Entrepreneurship at California State University, Los Angeles.

Gary Marenzi. Gary Marenzi was appointed as an independent member of the Company’s Board of Directors on July 28, 2020. Prior to joining the Company, Mr. Marenzi previously held the role of President of Paramount International Television, MGM Worldwide Television and ITV. He has been instrumental in raising capital for MGM during its growth years in 2008, and helped ITV’s OTT channel acquire the rights to distribute James Bond. He has launched global content franchises including STARGATE, NCIS, TEEN WOLF, and History Channel’s VIKINGS. He is an active Board Member of the Hollywood Radio & TV Society (HRTS), and has served on the Executive Committees of the National Association of Television Program Executives (NATPE) and the International Academy of Television Arts & Sciences (IATAS). Gary is the founder and President of Marenzi & Associates, which provides creative collaboration, strategic management advice and implementation for the media and entertainment industry with clients such as Lebron James’s Media Company “Uninterrupted”. He served as President of Marenzi & Associates from 2011 to 2016 and since 2019 on. From 2016 to 2019, Mr. Marenzi served as Head of Entertainment Sales & Partnerships for Endeavor Content.

Mr. Marenzi received both his BA and MBA from Stanford University.

Harris Tulchin. Mr. Tulchin was appointed as a member of the Company’s Board of Directors on August 5, 2020. Mr. Tulchin is an entertainment lawyer, producer, author, and producer’s representative and has been practicing entertainment, transactional, and labor law since 1978. He is the Chairman, founder and owner of Harris Tulchin & Associates LTD, an international entertainment and multimedia law firm that provides legal services to its clients in the motion picture, television, music, and multimedia industries. Mr. Tulchin has served as the Chairman of Harris Tulchin & Associates LTD since his firm’s incorporation in 2000 where he has represented clients in every facet of the entertainment industry, including major film studios, producers, writers, directors, actors, digital developers, animators, and musicians. Mr. Tulchin has also held numerous senior roles at various other companies in his career, serving as, among others, Senior Vice President of Business Affairs and General Counsel for Cinema Group, General Counsel and Head of Business Affairs for KCET Television, Senior Counsel for United Artists, Director of Business Affairs at MGM Television, and Counsel for Filmways Pictures. He has produced or executive produced over a dozen films, including “To Sleep With Anger” starring Danny Glover and directed by Charles Burnett, which was admitted into Sundance and Cannes Film Festivals in 1990, and was a winner of four Independent Spirit Awards. Mr. Tulchin is also the co-author of a book considered a staple of the motion picture industry, entitled: “The Independent Film Producer’s Survival Guide: A Legal and Business Sourcebook”, published by Schirmer Press, New York (2002, 2005, 2010).

In addition to serving as Chairman of his law firm, Mr. Tulchin also serves as Chief Legal Adviser and a member of the advisory board of Cinezen Blockchained Entertainment AB, a Swedish start-up blockchain/cryptocurrency video-on-demand distribution platform with the goal to revolutionize the existing model of film distribution. He has served in these capacities since the Company’s inception in September 2017, and provides guidance on business and legal issues in connection with the Company’s operations.

In his role as director of the Company, Mr. Tulchin brings a wealth of expertise in both the legal and business aspects of the development, production, financing and distribution of entertainment product, and the international licensing of content in all media and will provide valuable guidance to the Company as it endeavors to implement its plan of operations.

He is a graduate of Cornell University and UC Hastings College of Law, and was admitted to The State Bar of California in 1979 and the Hawaii State Bar in 1978. He is presently inactive in Hawaii.

Number and Terms of Office of Officers and Directors

Each member of our Board of Directors serves for a term ending on the date of the annual meeting of stockholders following the annual meeting of the stockholders at which such director was elected. Notwithstanding the foregoing, each director shall serve until his or her successor is elected and qualified or until his or her death, resignation or removal. Our officers are appointed by our Board to a term of one year and serve until their successors are duly appointed and qualified, or until the officer is removed from office. Our Board has no nominating, audit or compensation committees.

Committees of the Board of Directors

We do not have a standing nominating, compensation or audit committee. Rather, our full Board of Directors performs the functions of these committees. We do not believe it is necessary for our Board of Directors to appoint such committees because the volume of matters that come before our Board of Directors for consideration permits the directors to give sufficient time and attention to such matters to be involved in all decision making. Additionally, because our common stock is not listed for trading or quotation on a national securities exchange, we are not required to have such committees.

Director Nominations

Our full Board of Directors recommends candidates for nomination for election at the annual meeting of the stockholders. We have not formally established any specific, minimum qualifications that must be met or skills that are necessary for directors to possess. In general, in identifying and evaluating nominees for director, the Board of Directors considers educational background, diversity of professional experience, knowledge of our business, integrity, professional reputation, independence, wisdom, and the ability to represent the best interests of our stockholders.

Code of Ethics

We have not yet adopted a code of ethics that applies to all of our employees, officers and directors, including those officers responsible for financial reporting. We expect that we will adopt a code of ethics in the near future.

Director Independence

We have one independent director (Gary Marenzi), as such term is defined in the listing standards of The NASDAQ Stock Market, at this time. The Company is not quoted on any exchange that requires director independence requirements.

Family Relationships

None.

Involvement in Certain Legal Proceedings

No executive officer, member of the Board of Directors or control person of our Company has been involved in any legal proceeding listed in Item 401(f) of Regulation S-K in the past 10 years.

ITEM 11. EXECUTIVE COMPENSATION

No compensation was paid during the fiscal years ended December 31, 2020 and 2019 to the Company’s executive officers.

Executive Compensation Philosophy

Our Board determines the compensation given to our executive officers in its sole determination. Our Board reserves the right to pay our executives or any future executives a salary, and/or issue them shares of stock issued in consideration for services rendered and/or to award incentive bonuses which are linked to our performance, as well as to the individual executive officer’s performance. This package may also include long-term stock-based compensation to certain executives, which is intended to align the performance of our executives with our long-term business strategies. Additionally, the Board reserves the right to grant performance-based stock options in the future, if the Board in its sole determination believes such grants would be in the best interests of the Company.

Employment Agreements

None. The Company expects to enter into an employment agreement with its Chief Executive Officer, Amir Ben-Yohanan, in the future.

Consulting Agreement

On February 3, 2021 (the “Effective Date”), in connection with (but not pursuant to) the closing of the A&R Share Exchange Agreement regarding Magiclytics, the Company entered in a consulting agreement with Chris Young, the President, Secretary, and a Director of the Company (the “Consulting Agreement”).

Pursuant to the Consulting Agreement, Mr. Young agreed to provide the Company with certain services, including, but not limited to:

●	Obtaining and structuring “Campaigns” (i.e., specific marketing efforts for brands) for the benefit of the Company and its subsidiaries, including Magiclytics, by utilizing certain data technology capabilities of Magiclytics to help improve the success of such Campaigns;
●	Overseeing software development and continued software innovation;
●	Leading sales efforts for Magiclytics by managing a sales team that procures customers and provide customer support; and
●	Being responsible for day-to-day operations of Magiclytics, subject to the direction of the Board of Directors of Magiclytics.

Mr. Young is engaged as an independent contractor pursuant to the Consulting Agreement. Pursuant to the Consulting Agreement, the Company agreed to customary provisions relating to ownership of intellectual property created by Mr. Young on behalf of the Company in his capacity as a Consultant. The Consulting Agreement also contains customary confidentiality provisions, as well as non-solicitation provisions, whereby Mr. Young agrees not to solicit any of the Company’s employees during the term of the Consulting Agreement and for two years thereafter.

As compensation for Mr. Young’s services pursuant to the Consulting Agreement, the Company agreed to issue to Mr. Young shares of Company common stock upon the completion of certain milestones, as follows:

(i)	Upon the first to occur of (i) Magiclytics actually receiving $500,000 in Gross Revenue following the Effective Date; and (ii) Magiclytics having conducted 1,250 Campaigns (subject to certain conditions) following the Effective Date, the Company will issue to Mr. Young a number of shares of Company common stock equal to (i) $393,750, divided by (ii) the VWAP (as defined below) as of the date that the earlier of this clause (i) and clause (ii) below have occurred (the “Tranche 1 Satisfaction Date”).

(ii)	Upon the first to occur of (i) Magiclytics actually receiving an additional $500,000 in Gross Revenue following the Tranche 1 Satisfaction Date; and (ii) Magiclytics having conducted an additional 1,250 Campaigns (subject to certain conditions) following the Tranche 1 Satisfaction Date, the Company will issue to Mr. Young a number of shares of Company common stock equal to (i) $393,750, divided by (ii) the VWAP as of the date that the earlier of clause (i) above and this clause (ii) of have occurred (the “Tranche 2 Satisfaction Date”).

(iii)	Upon the first to occur of (i) Magiclytics actually receiving an additional $500,000 in Gross Revenue following the Tranche 2 Satisfaction Date; and (ii) Magiclytics having conducted an additional 1,250 Campaigns (subject to certain conditions) following the Tranche 2 Satisfaction Date, the Company will issue to Mr. Young a number of shares of Company common stock equal to (i) $393,750, divided by (ii) the VWAP as of the date that the earlier of clause (i) and clause (ii) above have occurred (the “Tranche 3 Satisfaction Date”).

(iv)	Upon the first to occur of (i) Magiclytics actually receiving an additional $500,000 in Gross Revenue following the Tranche 3 Satisfaction Date; and (ii) Magiclytics having conducted an additional 1,250 Campaigns (subject to certain conditions) following the Tranche 3 Satisfaction Date, the Company will issue to Mr. Young a number of shares of Company common stock equal to (i) $393,750, divided by (ii) the VWAP as of the date that the earlier of clause (i) and clause (ii) above have occurred (the “Tranche 4 Satisfaction Date”).

For purposes of the Consulting Agreement, the term “VWAP” will mean for any date, the price determined by the first of the following clauses that applies:

(a)	If the Company’s common stock is then listed for trading on the OTC Markets or a United States or Canadian national securities exchange (as applicable, the “Trading Market”), then the volume-weighted average (rounded to the nearest $0.0001) of the closing price of Company common stock on such Trading Market during the 20-trading day period immediately prior to the applicable measurement date, as reported by such Trading Market or other reputable source;

(b)	If the Company’s common stock is not then listed or quoted for trading on a Trading Market, and if prices for the Company common stock are then reported in the “Pink Sheets” published by OTC Markets Group, Inc. (or a similar organization or agency succeeding to its functions of reporting prices), the most recent bid price per share of the Company common stock so reported; and

(c)	If the VWAP cannot be calculated the Company common stock pursuant to (i) or (ii) above, the VWAP of such security on such date shall be the fair market value of such security as mutually determined in good faith by the Company’s Board of Directors and Mr. Young.

Following the Tranche 4 Satisfaction Date, at the end of each 12-month period following such date while the Consulting Agreement is still in effect, the Company will issue to Mr. Young a number of shares of Company common stock equal to (i) 4.5% of the Net Income (as defined below) of Magiclytics during such 12-month period divided by (ii) the VWAP as of the last date of such 12-month period. (For purposes of the Consulting Agreement, “Net Income” means the net income of Magiclytics for the applicable period, as determined in accordance with Generally Accepted Accounting Principles in the United States, consistently applied, as determined by the Company’s accountants).

During the term of the Consulting Agreement, the Company also agreed to reimburse the Mr. Young’s travel and other reasonable expenses related to Mr. Young’s performance under the Consulting Agreement/ All expenses must be approved in writing by the Company in advance of Mr. Young incurring said expenses, and any expenses not pre-approved in writing by Company will not be reimbursed and will be Mr. Young’s sole responsibility.

The term of the Consulting Agreement commences on the Effective Date and continues for a period of five years thereafter, unless sooner terminated by either the Company or Mr. Young. The Company may terminate the agreement at any time, with or without “cause”, as defined in the Consulting Agreement, and Mr. Young may terminate the agreement at any time, with or without “good reason” (as defined in the Consulting Agreement). If the Company terminates the Consulting Agreement for cause or Mr. Young terminates the Consulting Agreement without good reason, Mr. Young will be entitled to receive any shares of Company Stock owed or accrued as of that time under the Consulting Agreement, and to be paid any unreimbursed expenses owed to Mr. Young as of that date. However, if the Company terminates the Consulting Agreement without cause, or Mr. Young terminates the Consulting Agreement with good reason, then the Company must, in addition to issuing accrued shares and paying unreimbursed expenses, continue to issue to Mr. Young any shares of Company common stock required pursuant to the terms of the Consulting Agreement until the end of the initial term of the Consulting Agreement (i.e. five years after the Effective Date).

Outstanding Equity Awards at 2020 Fiscal Year-End

None of the Named Executive Officers had any outstanding equity awards at the 2020 or 2019 fiscal year-end.

Compensation Plans

We have not adopted any compensation plan to provide for future compensation of any of our directors or executive officers other than the compensation due to certain directors of the Company pursuant the Director Agreement and Independent Director Agreement disclosed above.

Incentive Bonus

The Board may grant incentive bonuses to our executive officers and/or future executive officers in its sole discretion, if the Board believes such bonuses are in the Company’s best interest, after analyzing our current business objectives and growth, if any, and the amount of revenue and profits we are able to generate each month, both of which are a direct result of the actions and ability of such executives.

Long-Term, Stock Based Compensation

In order to attract, retain and motivate executive talent necessary to support the Company’s long-term business strategy, in the future, we may award our executives and any future executives with long-term, stock-based compensation, at the sole discretion of our Board, which we do not currently have any immediate plans to award.

Director Compensation

Historically, the Company’s non-employee directors have not received compensation for their service as directors. The Company recently entered into Director Agreements (described below) pursuant to which two directors (out of five total directors) of the Company receive compensation. At some point in the near future, we plan to adopt a new director compensation program pursuant to which each of our non-employee directors will receive some form of an annual retainer. At such point in time, an appropriate committee of the Board of Directors will review and make recommendations to the Board regarding compensation of directors, including equity-based plans.

We will reimburse our non-employee directors for reasonable travel expenses incurred in attending Board and committee meetings. We also intend to allow our non-employee directors to participate in any equity compensation plans that we adopt in the future.

The Company entered into a Director Agreement with Mr. Tulchin and an Independent Director Agreement with Mr. Marenzi on August 5, 2020 and July 28, 2020, respectively. Pursuant to Mr. Tulchin’s Director Agreement, the Company agreed to issue Mr. Tulchin a number of shares of common stock of the Company having a fair market value (as defined in the Director Agreement) of $25,000 at the end of each calendar quarter that he serves as a director. However, to date, he has not been issued any shares of our common stock under the Director Agreement, and is entitled to receive $50,000 of shares based on the fair market value (as defined in the Director Agreement) at the end of the next calendar quarter.

Tulchin Director Agreement

Pursuant to the Director Agreement, Mr. Tulchin agreed to serve as a director of the Company, provided that the Company acknowledges that Mr. Tulchin currently holds positions with other companies, and agrees that Mr. Tulchin may continue to hold such positions so long as they do not interfere with Mr. Tulchin’s obligations as a director of the Company (such as providing sufficient time and attention to the Company, in the form of participation in telephonic and/or in-person phone meetings). As compensation for his services as a director, the Company agreed to issue Mr. Tulchin a number of shares of common stock of the Company having a fair market value (as defined in the Director Agreement) of $25,000 at the end of each calendar quarter that he serves as a director. The Company also agreed to reimburse Mr. Tulchin for out of pocket, reasonable expenses incurred in connection with his services as a director of the Company. To date, however, he has not been issued any shares of our common stock under the Director Agreement, and is entitled to receive $50,000 of shares based on the fair market value (as defined in the Director Agreement) at the end of the next calendar quarter.

Pursuant to the Director Agreement, the Company agreed to customary provisions relating to ownership of intellectual property created by Mr. Tulchin on behalf of the Company in his capacity as a director to, to the extent related to the Company’s influencer business. The Director Agreement also contains customary confidentiality provisions.

The Director Agreement will remain in full force and effect until the resignation, removal, or death of Mr. Tulchin. The Director Agreement may be amended or terminated only upon the mutual agreement of the Company and Mr. Tulchin.

Marenzi Independent Director Agreement

Pursuant to the Independent Director Agreement, Mr. Marenzi agreed to serve as an independent director of the Company, provided that the Company acknowledges that Mr. Marenzi currently holds positions with other companies, and agrees that Mr. Marenzi may continue to hold such positions so long as they do not interfere with (a) Mr. Marenzi’s status as an independent director; or (b) Mr. Marenzi’s obligations as a director of the Company (such as providing sufficient time and attention to the Company, in the form of participation in telephonic and/or in-person phone meetings). Mr. Marenzi also confirms that he is independent (as such term has been construed under Nevada law with respect to directors of Nevada corporations and the OTC Markets, the NASDAQ Stock Exchange and the New York Stock Exchange).

As compensation for his services as a director, the Company agreed to issue Mr. Marenzi a number of shares of common stock of the Company having a fair market value (as defined in the Independent Director Agreement) of $25,000 at the end of each calendar quarter that he serves as a director. The Company also agreed to reimburse Mr. Marenzi for out of pocket, reasonable expenses incurred in connection with his services as a director of the Company. To date, however, he has not been issued any shares of our common stock under the Independent Director Agreement, and is entitled to receive $50,000 of shares based on the fair market value (as defined in the Independent Director Agreement) at the end of the next calendar quarter.

Pursuant to the Independent Director Agreement, the Company agreed to customary provisions relating to ownership of intellectual property created by Mr. Marenzi on behalf of the Company in his capacity as a director of the Company. The Independent Director Agreement also contains customary confidentiality provisions. Mr. Marenzi also agrees to not use any tradename, service mark or trademark of the of the Company or refer to the of the Company in any promotional or sales activity or materials without first obtaining the prior written consent of the Company.

The Independent Director Agreement will remain in full force and effect until the resignation, removal, or death of Mr. Marenzi. The Independent Director Agreement may be amended or terminated only upon the mutual agreement of the Company and Mr. Marenzi.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth information regarding the beneficial ownership of our common stock as of March 8, 2021 by:

●	each person known by us to be the beneficial owner of more than 5% of our outstanding shares of common stock;
●	each of our executive officers and directors that beneficially owns shares of our common stock; and
●	all our executive officers and directors as a group.

In the table below, percentage ownership is based on 93,986,356 shares of our common stock issued and outstanding as of March 8, 2020. Unless otherwise noted below, the address for each beneficial owner listed on the table is in care of Clubhouse Media Group, Inc., 3651 Lindell Road, D517, Las Vegas, Nevada 89103. We have determined beneficial ownership in accordance with the rules of the SEC. We believe, based on the information furnished to us, that the persons and entities named in the tables below have sole voting and investment power with respect to all shares of common stock that they beneficially own, subject to applicable community property laws.

Name and Address of Beneficial Owner	Number of Shares Beneficially Owned (1)	Approximate Percentage of Outstanding Common Stock
Amir Ben-Yohanan (2)	57,608,396	61.29%
Christian J. Young	12,862,239	13.69%
Simon Yu	3,840,560	4.09%
Harris Tulchin (3)	—	—
Gary Marenzi (4)	54,539	*
All executive officers and directors as a group (5 persons)	74,365,734	79.12%

*	Below 1%.

(1)	Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities. Pursuant to Rules 13d-3 and 13d-5 of the Exchange Act, beneficial ownership includes any shares as to which a shareholder has sole or shared voting power or investment power, and also any shares which the shareholder has the right to acquire within 60 days, including upon exercise of common shares purchase options or warrants. We did not deem these shares outstanding, however, for the purpose of computing the percentage ownership of any other person.

(2)	Mr. Ben-Yohanan beneficially owns one share of Series X Preferred Stock which has a number of votes equal to all of the other votes entitled to be cast on any matter by any other shares or securities of the Company plus one, but does not have any economic or other interest in the Company.
(3)	Pursuant to the Director Agreement, the Company agreed to issue Mr. Tulchin a number of shares of common stock of the Company having a fair market value (as defined in the Director Agreement) of $25,000 at the end of each calendar quarter that he serves as a director, thus far he has not been issued any shares of our common stock under the Director Agreement, and is entitled to receive $50,000 of shares based on the fair market value (as defined in the Director Agreement) at the end of the next calendar quarter.
(4)	Pursuant to the Independent Director Agreement, the Company agreed to issue Mr. Marenzi a number of shares of common stock of the Company having a fair market value (as defined in the Independent Director Agreement) of $25,000 at the end of each calendar quarter that he serves as a director, thus far he has not been issued any shares of our common stock under the Independent Director Agreement, and is entitled to receive $50,000 worth of shares of common stock based on the fair market value (as defined in the Independent Director Agreement) at the end of the next calendar quarter.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The following includes a summary of transactions since the beginning of the 2019 fiscal year, or any currently proposed transaction, in which WOHG or the Company were or are to be a participant and the amount involved exceeded or exceeds the lesser of $120,000 or 1% of the average of their total assets at year-end for the last two completed fiscal years, and in which any related person had or will have a direct or indirect material interest (other than compensation described under “Executive Compensation”). We believe the terms obtained or consideration that we paid or received, as applicable, in connection with the transactions described below were comparable to terms available or the amounts that would be paid or received, as applicable, in arm’s-length transactions.

Related Party Transactions of Tongji Healthcare Group, Inc.

Loans from Joseph Arcaro

The Company was under the control of the Joe Arcaro (as custodian) until November 13, 2019. As the court-appointed custodian of the Company, Mr. Arcaro is considered a related party. Additionally, on May 23, 2019, while acting as the custodian of the Company, Mr. Arcaro appointed himself the Chief Executive Officer, President, Secretary, Treasurer and sole director of the Company.

During the year ended December 31, 2019, Mr. Arcaro, the Company’s then-Chief Executive Officer, paid expenses on behalf of the Company totaling $30,488 to revive the Company’s operations. On September 6, 2019, the Company issued 30,000,000 shares of common stock to Joseph Arcaro, Chief Executive Officer, of which 15,000,000 shares were issued for repayment of related party debt totaling $15,000 and 15,000,000 shares were issued for consulting services totaling $15,000. Joseph Arcaro subsequently forgave all the related party payables owed to him of $46,541.

Stock Purchase Agreement

Effective May 29, 2020, Mr. Arcaro, the Chief Executive Officer, President, Secretary, Treasurer and sole director of the Company and the beneficial owner, through his ownership of Algonquin Partners Inc. (“Algonquin”), of 65% of the Company’s common stock, entered into a Stock Purchase Agreement by and among West of Hudson Group, Inc., the Company, Algonquin, and Mr. Arcaro. Pursuant to the terms of the SPA, WOHG agreed to purchase, and Algonquin agreed to sell, 30,000,000 shares of the Company’s common stock in exchange for payment by WOHG to Algonquin of $240,000 (the “Stock Purchase”). The Stock Purchase closed on June 18, 2020, resulting in a change of control of the Company.

Share Exchange Agreement

On August 11, 2020, Tongji Healthcare Group, Inc., entered into the Share Exchange Agreement with (i) WOHG; (ii) each of the WOHG Shareholders; and (iii) Mr. Ben-Yohanan as the Shareholders’ Representative.

Pursuant to the terms of the Share Exchange Agreement, the parties agreed that the Company would acquire 100% of WOHG’s issued and outstanding capital stock, in exchange for the issuance to the WOHG Shareholders of a number of shares of the Company’s common stock to be determined at the closing of the Share Exchange Agreement.

The closing of the Share Exchange Agreement occurred on November 12, 2020. Pursuant to the terms of the Share Exchange Agreement, the Company acquired 200 shares WOHG’s common stock, par value $0.0001 per share, representing 100% of the issued and outstanding capital stock of WOHG, in exchange for the issuance to the WOHG Shareholders of 46,811,195 shares of the Company’s common stock (the “Share Exchange”). As a result of the Share Exchange, WOHG became a wholly owned subsidiary of the Company.

In addition, pursuant to the Share Exchange Agreement and subsequent Waiver, the Company issued and sold to Amir Ben-Yohanan one share of Series X Preferred Stock (as described below), at a purchase price of $1.00. This one share of Series X Preferred Stock has a number of votes equal to all of the other votes entitled to be cast on any matter by any other shares or securities of the Company plus one, but will not have any economic or other interest in the Company.

Convertible Promissory Note

On February 2, 2021, the Company and Mr. Ben-Yohanan, its Chief Executive Officer, entered into a promissory note in the total principal amount of $2,400,000 (the “Note”). The Note memorializes a $2,400,000 loan that Mr. Ben-Yohanan previously advanced to the Company and its subsidiaries to fund their operations. The Prior Note listed West of Hudson Group, Inc. as the borrower due to a scrivener’s error and was intended to be between WHP Entertainment, LLC, which is now named Doiyen LLC. (West of Hudson Group, Inc. is a wholly owned subsidiary of the Company and Doiyen LLC is a wholly owned subsidiary of West of Hudson Group, Inc.). Effective as of February 2, 2021, the Prior Note was terminated and is of no further force or effect.

The Note bears simple interest at a rate of eight percent (8%) per annum, and the Company may prepay all or any portion of the principal amount and any accrued and unpaid interest of the Note at any time without penalty.

At the time the SEC qualifies the Company’s Offering Circular (the Company’s Form 1-A was filed with the SEC on February 9, 2021), $1,000,000 of the principal amount and accrued interest will be automatically converted into a number of shares of Company common stock equal to (i) $1,000,000 divided by (ii) the initial public offering price in the Regulation A Offering. These shares will be restricted shares of Company common stock, and not the shares of Company common stock offered in the Company’s offering under Regulation A. In the event that at such time the Company has repaid an amount of the principal amount and accrued interest such that the remaining indebtedness is less than $1,000,000, then such amount of remaining indebtedness will be substituted for the $1,000,000 figure above.

Any portion of the principal amount and interest which is not converted to Company common stock as set forth above will be payable by the Company commencing on February 2, 2022 as required to amortize the Note and the outstanding indebtedness over the following 24 months. The final maturity date of the Note is February 2, 2024.

Related Party Transactions of West of Hudson Group, Inc.

On January 2, 2020, WOHG issued a promissory note to Amir Ben-Yohanan, our Chief Executive Officer. Pursuant to the terms of the Prior Note, WOHG was entitled to borrow up $5,000,000 at an interest rate of 0% during the term of the promissory note. The promissory note had a maturity date of January 31, 2023, at which time all principal amount of the note would be fully due and payable to Amir Ben-Yohanan. As of December 31, 2020, WOHG has a balance of $2,162,562 owed to on this promissory note. As of March 10, 201, Amir-Ben-Yohanan advanced an additional $130,013 to WOHG to pay operating expenses of the Company. However, on February 2, 2021, the Company and Mr. Ben-Yohanan, entered into a new promissory note in the total principal amount of $2,400,000 which replaced the Prior Note from WOHG.

Policy for Approval of Related Party Transactions

We have adopted a written policy relating to the approval or ratification of “related party transactions.” A “related party transaction” is any consummated or proposed transaction or series of transactions: (i) in which the company was or is to be a participant; (ii) the amount of which exceeds (or is reasonably expected to exceed) $120,000 in the aggregate over the duration of the transaction (without regard to profit or loss); and (iii) in which a “related party” had, has or will have a direct or indirect material interest. “Related parties” under this policy will include: (i) our directors, nominees for director or executive officers; (ii) any record or beneficial owner of more than 5% of any class of our voting securities; (iii) any immediate family member of any of the foregoing if the foregoing person is a natural person; and (iv) any other person who maybe a “related person” pursuant to Item 404 of Regulation S-K under the Exchange Act. Pursuant to the policy, the audit committee (or the full Board of Directors, in the absence of an audit committee) will consider (i) the relevant facts and circumstances of each related party transaction, including if the transaction is on terms comparable to those that could be obtained in arm’s-length dealings with an unrelated third party, (ii) the extent of the related party’s interest in the transaction, (iii) whether the transaction contravenes our code of ethics or other policies, (iv) whether the audit committee (or the Board of Directors, as the case may be) believes the relationship underlying the transaction to be in the best interests of the Company and its stockholders and (v) the effect that the transaction may have on a director’s status as an independent member of the board and on his or her eligibility to serve on the board’s committees. Management will present to the audit committee (or the Board of Directors, as the case may be) each proposed related party transaction, including all relevant facts and circumstances relating thereto. Under the policy, we may consummate related party transactions only if our audit committee (or the Board of Directors, as the case may be) approves or ratifies the transaction in accordance with the guidelines set forth in the policy. The policy does not permit any director or executive officer to participate in the discussion of, or decision concerning, a related person transaction in which he or she is the related party.

Director Independence

We have one independent director (Gary Marenzi), as such term is defined in the listing standards of The NASDAQ Stock Market, at this time. The Company is not quoted on any exchange that requires director independence requirements.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

On September 8, 2020, the Board of Directors of the Company terminated the engagement of Borgers as the Company’s independent registered accounting firm. On September 8, 2020, the Company’s Board of Directors appointed Fruci as the Company’s new independent registered accounting firm.

The following is a summary of fees paid or to be paid to the Company’s independent registered public accounting firm for services rendered.

	Fruci		Borgers
	Year Ended December 31,		Year Ended December 31,
	2020	2019	2020	2019
Audit Fees	$17,000	$—	$32,400	$12,960
Audit Related Fees	$-	$—	$--	$--
Tax Fees	$-	$—	$--	$--
All Other Fees	$-	$—	$--	$--
Total	$17,000	$—	$32,400	$12,960

Audit Fees. Audit fees consist of fees billed for professional services rendered for the audit of our year-end financial statements and services that are normally provided by our independent registered public accounting firm in connection with regulatory filings. The above amounts include interim procedures and audit fees, as well as attendance at Board meetings.

Audit-Related Fees. Audit-related services consist of fees billed for assurance and related services that are reasonably related to performance of the audit or review of our financial statements and are not reported under “Audit Fees.” These services include attest services that are not required by statute or regulation and consultations concerning financial accounting and reporting standards.

Tax Fees. Tax fees consist of fees billed for tax planning services and tax advice. The board of directors must specifically approve all other tax services.

All Other Fees. Other services are services provided by the independent registered public accounting firm that do not fall within the established audit, audit-related, and tax services categories. The board of directors preapproves specified other services that do not fall within any of the specified prohibited categories of services.

Pre-Approval Policy

We do not yet have an audit committee and accordingly, all of the foregoing services were not pre-approved by an audit committee. However, any services rendered were pre-approved by our board of directors. Our board of directors will pre-approve all auditing services and permitted non-audit services to be performed for us by our auditors, including the fees and terms thereof (subject to the de minimis exceptions for non-audit services described in the Exchange Act which are approved by the audit committee prior to the completion of the audit).

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	The following documents are filed as part of this annual report:

(1)	Financial Statements

(2)	Financial Statements Schedules

All financial statements schedules are omitted because they are not applicable or the amounts are immaterial and not required, or the required information is presented in the financial statements and notes thereto beginning on page F-1 of this annual report.

(3)	Exhibits

We hereby file as part of this annual report the exhibits listed in the attached Exhibit Index. Exhibits which are incorporated herein by reference can be inspected and copied at the public reference facilities maintained by the SEC, 100 F Street, N.E., Room 1580, Washington, D.C. 20549. Copies of such material can also be obtained from the Public Reference Section of the SEC, 100 F Street, N.E., Washington, D.C. 20549, at prescribed rates or on the SEC website at www.sec.gov.

Item 16. Form 10-K Summary

Not applicable.

EXHIBIT INDEX

Exhibit	Description
3.1	Articles of Incorporation of the Company. (incorporated by reference to Exhibit 3.1 to the Company’s registration statement on Form SB-2 filed with the Securities and Exchange Commission on February 13, 2007).
3.2	Certificate of Amendment to the Company’s Articles of Incorporation (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 10, 2020).
3.3	Amended and Restated Bylaws of the Company (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on June 29, 2020).
3.4	Form of Series X Preferred Stock Certificate of Designations filed November 12, 2020 with the Secretary of State of Nevada. (incorporated by reference to Exhibit 3.4 to the Company’s Current Report on Form 8-K filed November 12, 2020).
3.5	Certificate of Amendment to Articles of Incorporation filed November 2, 2020 with the Secretary of State of Nevada (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on November 4, 2020).
10.1	Share Exchange Agreement dated August 11, 2020 by and between Tongji Healthcare Group, Inc., West of Hudson Group, Inc., Amir Ben-Yohanan, Chris Young, Simon Yu and Mr. Ben-Yohanan as the representative of the WOHG Shareholders. (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on August 11, 2020).
10.2	Custodian Discharge Order (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed November 12, 2020).
10.3+	Independent Director Agreement by and between the Company and Gary Marenzi dated July 28, 2020 (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed July 30, 2020).
10.4+	Director Agreement by and between the Company and Harris Tulchin dated August 5, 2020 (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed August 11, 2020).
10.5	Lease Agreement dated August 3, 2020 for Not a Content House – Beverly Hills (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed November 11, 2020).
10.6	Lease Agreement dated September 6, 2020 for Clubhouse Europe (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed November 12, 2020).
10.7	Exchange Agreement dated July 9, 2020 between the West of Hudson Group, Inc., Amir Ben-Yohanan, Chris Young and Simon Yu (incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed November 12, 2020).
10.8	Promissory Note issued by West of Hudson Group, Inc., as borrower, to Amir Ben-Yohanan, as Lender, dated January 2, 2020 (incorporated by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K filed November 12, 2020).
10.9	Waiver Pursuant to Share Exchange Agreement dated November 11, 2020 by and between Tongji Healthcare Group, Inc., West of Hudson Group, Inc., Amir Ben-Yohanan, Chris Young, Simon Yu and Mr. Ben-Yohanan as the representative of the WOHG Shareholders. (incorporated by reference to Exhibit 10.7 to the Company’s Current Report on Form 8-K filed November 12, 2020).
10.11	Amended and Restated Share Exchange Agreement dated February 3, 2021 (incorporated by reference to Exhibit 2.1 of the Company’s Current Report on Form 8-K filed February 8, 2021).
10.12	Promissory Note issued by the Company to Amir Ben-Yohanan dated February 2, 2021 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed February 8, 2021).
10.13+	Consulting Agreement between the Company and Chris Young dated February 3, 2021 (incorporated by reference to Exhibit 10.8 to the Company’s Current Report on Form 8-K filed February 8, 2021).
10.14	Securities Purchase Agreement between the Company and Tiger Trout Capital Puerto Rico, LLC dated January 29, 2021 (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed February 8, 2021).

Exhibit	Description
10.15	Convertible Promissory Note issued by the Company to Tiger Trout Capital Puerto Rico, LLC dated January 29, 2021 (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed February 8, 2021).
10.16	Securities Purchase Agreement between the Company and GS Capital Partners, LLC dated January 25, 2021 (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed February 8, 2021).
10.17	Convertible Promissory Note issued by the Company to GS Capital Partners, LLC dated January 25, 2021 (incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed February 8, 2021).
10.18	Securities Purchase Agreement between the Company and ProActive Capital SPV I, LLC dated January 20, 2021 (incorporated by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K filed February 8, 2021).
10.19	Convertible Promissory Note issued by the Company to ProActive Capital SPV I, LLC dated January 20, 2021 (incorporated by reference to Exhibit 10.7 to the Company’s Current Report on Form 8-K filed February 8, 2021).
10.20	Securities Purchase Agreement between the Company and GS Capital Partners, LLC dated February 19, 2021 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on February 25, 2021).
10.21	Convertible Promissory Note issued by the Company to GS Capital Partners, LLC dated February 19, 2021 (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on February 25, 2021).
10.22*	Securities Purchase Agreement between the Company and Labrys Fund, LP dated March 11, 2021.
10.23*	Convertible Promissory Note issued by the Company to Labrys Fund, LP dated March 11, 2021.
23.1*	Consent of BF Borgers CPA PC, Independent Registered Public Accounting Firm.
24.1	Power of attorney (included on signature page).
31.1*	Certification by the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification by the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification by the Chief Executive Officer (and Principal Financial Officer) Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	XBRL Instance Document.
101.SCH*	XBRL Taxonomy Extension Schema.
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase.
101.LAB*	XBRL Taxonomy Extension Label Linkbase.
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase.
101.DEF*	XBRL Taxonomy Extension Definition Document.

*	Filed herewith.
**	Furnished herewith.
+	Management contract, compensation plan or arrangement.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Clubhouse Media Group, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of Clubhouse Media Group, Inc. (“the Company”) as of December 31, 2020, and the related consolidated statements of operations, stockholders’ equity (deficit), and cash flows for the year then ended, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020, and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the financial statements, the Company has net losses and negative working capital. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

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

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Valuation of Allowance for Uncollectible Accounts

Description of the Matter: At December 31, 2020, the Company’s accounts receivable was $213,422. As described in Note 2 to the consolidated financial statements, the Company maintains an allowance against potential losses through analysis of historical and current factors on a customer-by-customer basis. Auditing the allowance for uncollectible accounts requires analysis and testing of calculations and assessments made by the Company. Additionally, the Company has not had a significant operating history on which to calculate an allowance, which introduces a level of subjectivity that requires additional testing and assessment.

How We Addressed the Matter: We obtained an understanding of the Company’s processes surrounding accounts receivable and the allowance for uncollectible accounts and tested the collectability of the accounts receivable at December 31, 2020. We tested the collectability by obtaining cash receipts received subsequent to year end for the entire balance of accounts receivable at December 31, 2020.

Valuation of Derivative Liabilities for Conversion Features in Convertible Debt

Description of the Matter: At December 31, 2020, the Company’s derivative liability was $304,490. As described in Note 2 to the consolidated financial statements, the Company records a derivative liability for embedded conversion features by performing a valuation of the conversion features using the binomial model. The use of the binomial model requires the Company to determine appropriate inputs to put into the model. Auditing the valuation of the derivative liability requires testing and analysis of the underlying estimates and assumptions the Company used as inputs in the binomial model.

How We Addressed the Matter: Our audit procedures consisted of testing the key inputs that were used in the binomial model by calculating our own internal valuation of the derivative liability and comparing to what was recorded by the Company.

We have served as the Company’s auditor since 2020.

Spokane, Washington

March 15, 2021

Report of Independent Registered Public Accounting Firm

To the shareholders and the board of directors of Tongji Healthcare Group, Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheet of Tongji Healthcare Group, Inc. (the “Company”) as of December 31, 2019, the related statements of operations, stockholders’ equity (deficit), and cash flows for the year then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2019, and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Substantial Doubt about the Company’s Ability to Continue as a Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the financial statements, the Company’s significant operating losses raise substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ BF Borgers CPA PC
BF Borgers CPA PC

We previously served as the Company’s auditor from 2019 to 2020

Lakewood, CO

April 7, 2020

Clubhouse Media Group, Inc.

Consolidated Balance Sheets

	As of December 31,	As of December 31,
	2020	2019
Assets
Current assets:
Cash and cash equivalents	$37,774	$
Accounts receivable, net	213,422	–
Other current assets	219,000	–
Total current assets	470,196	–

Property and equipment, net	64,792	–
Total assets	$534,988	$–

Liabilities and stockholder’s equity (deficit)
Current liabilities:
Accounts payable	$219,852	$30,753
Deferred revenue	73,648	–
Convertible notes payable, net	19,493	–
Shares to be issued	87,029	–
Derivative liability	304,490	–
Due to related parties	–	15,488
Total current liabilities	704,512	46,241

Notes payable - related party	2,162,562	–
Total liabilities	2,867,074	46,241

Commitments and contingencies	–	–

Stockholder’s equity:
Preferred stock, par value $0.001, authorized 50,000,000 shares; 0 shares issued and outstanding at December 31, 2020 and 2019	–	–
Common stock, par value $0.001, authorized 500,000,000 shares; 92,682,632 and 45,812,191 shares issued and outstanding at December 31, 2020 and 2019, respectively	92,682	45,812
Additional paid-in capital	152,953	440,368
Accumulated deficit	(2,577,721)	(1,119,929)
Accumulated other comprehensive income	-	587,508
Total stockholder’s equity (deficit)	(2,332,086)	(46,241)
Total liabilities and stockholder’s equity (deficit)	$534,988	$–

See Accompanying Notes to Consolidated Financial Statements.

Clubhouse Media Group, Inc.

Consolidated Statements of Operations

	For the year ended December 31,
	2020	2019

Total Revenue, net	$1,010,405	–
Cost of sales	579,855	–
Gross profit	430,550	–

Operating expenses:
Selling, general, and administrative	1,494,692	74,764
Rent expense	990,413	–
Impairment of goodwill	240,000	–
Total operating expenses	2,725,105	74,764

Operating loss	(2,294,555)	(74,764)

Other (income) expenses:
Interest expense, net	222,207	–
Other (income) expense, net	(70)	–
Change in fair value of derivative liability	61,029	–
Total other (income) expenses	283,166	–

Income (loss) before income taxes	(2,577,721)	(74,764)

Income tax (benefit) expense	–	–
Net income (loss)	$(2,577,721)	(74,764)

Basic and diluted weighted average shares outstanding	52,099,680	25,428,629

Basic and diluted net loss per share	$(0.05)	$(0.00)

See Accompanying Notes to Consolidated Financial Statements.

Clubhouse Media Group, Inc.

Consolidated Statements of Stockholder’s Equity (Deficit)

	Common Stock		Preferred Shares		Paid-In	Accumulated	Accumulated Other Comprehensive	Total Stockholder’s
	Shares	Amount	Shares	Amount	Capital	Deficit	Income (Loss)	Equity

Balance at December 31, 2018	15,812,191	$15,812	$–	$–	$440,368	$(1,045,165)	$587,508	$(1,477)
Shares issued for related party debt	15,000,000	15,000	-	-	-	-	-	15,000
Stock issued for services	15,000,000	15,000	-	-	-	-	-	15,000
Net loss	-	-	-	-	-	(74,764)	-	(74,764)
Balance at December 31, 2019	45,812,191	45,812	-	-	440,368	(1,119,929)	587,508	(46,241)

Shares issued to founders	46,811,195	46,811	-	-	(46,811)	-	-	-
Recapitalization on November 12, 2020		-	-	-	(532,421)	1,119,929	(587,508)	-
Forgiveness of debt by shareholders	–	-	-	-	46,541	-	-	46,541
Stock compensation expense	30,231	30	-	-	73,552	-	-	73,582
Conversion of convertible debt	10,833	11	-	-	34,529	-	-	34,540
Shares issued to settle accounts payable	18,182	18	-	-	49,982	-	-	50,000
Imputed interest	-	-	-	-	87,213	-	-	87,213
Net loss	-	-	-	-	-	(2,577,721)	-	(2,577,721)
Balance at December 31, 2020	92,682,632	$92,682	$-	$-	$152,953	$(2,577,721)	$-	$(2,332,086)

See Accompanying Notes to Consolidated Financial Statements.

Clubhouse Media Group, Inc.

Consolidated Statements of Cash Flow

	For the Year Ended December 31,
	2020	2019
Cash flows from operating activities:
Net loss	$(2,577,721)		$(74,764)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	41,938		–
Imputed interest	87,213		–
Stock compensation expense	160,611		15,000
Impairment of goodwill	240,000		–
Change in fair value of derivative liability	61,029		–
Interest expense in excess of derivative liability	108,000		–
Net changes in operating assets & liabilities:
Accounts receivable	(213,422)		–
Deposits and other current assets	(219,000)		–
Subscription receivable	–		–
Other assets	–		–
Accounts payable and accrued liabilities	343,801		$29,276
Net cash used in operating activities	(1,967,551)		(30,488)

Cash flows from investing activities:
Purchases of property, plant, and equipment	(79,737)		–
Cash paid for Tongji public shell company	(240,000)		–
Net cash used in investing activities	(319,737)		–

Cash flows from financing activities:
Borrowings from note payable - related party	2,162,562		30,488
Borrowings from convertible notes payable	162,500		-
Net cash provided by financing activities	2,325,062		30,488

Net increase in cash and cash equivalents	37,774		–
Cash and cash equivalents at beginning of period	–		–
Cash and cash equivalents at end of period	$37,774		$–

Supplemental disclosure of cash flow information
Cash paid during the period for:
Interest	$-		$-
Income taxes	$-		$-

Supplemental disclosure of non-cash investing and financing Activities:
Reclass of derivative liability to APIC	$27,040	$
Shares issued for conversion from convertible note payable	$7,500	$
Shares issued to settle accounts payable	$50,000		$-

See Accompanying Notes to Consolidated Financial Statements.

Clubhouse Media Group, Inc.

Notes to Consolidated Financial Statements

December 31, 2020 and 2019

NOTE 1 - ORGANIZATION AND OPERATIONS

Clubhouse Media Group, Inc. (formerly known as Tongji Healthcare Group, Inc. or the “Company”) was incorporated under the laws of the State of Nevada on December 19, 2006 by Nanning Tongji Hospital, Inc. (“NTH”). On December 20, 2006, Tongji, Inc., a wholly owned subsidiary of the Company, was incorporated in the State of Colorado. Tongji, Inc. was later dissolved on March 25, 2011.

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

West of Hudson Group, Inc. (“WOHG”) was incorporated in the State of Delaware on May 19, 2020 and owned 100% of WOH Brands, LLC (“WOH”), Oopsie Daisy Swimwear, LLC (“Oopsie”), and DAK Brands, LLC (“DAK”), which were incorporated in the State of Delaware on May 13, 2020.

Doiyen LLC (“Doiyen”) was incorporated in the State of California on January 2, 2020 and renamed to Doiyen LLC in July 7, 2020 and 100% owned by WOHG.

The Company is an entertainment company engaged in the sale of own brand products, e-commerce platform advertising, and promotion for other companies on their social media accounts.

On November 12, 2020, the Company and WOHG entered into the Merger Agreement, and WOHG thereafter became a wholly owned subsidiary of the Company. WOHG was determined to be the accounting acquirer in the Merger based upon the terms of other factors, including: (1) the security holders owned approximately 50.54% of the Company’s issued and outstanding common stock as of immediately after the closing of the Merger. Following the completion of the Merger, the Company changed its name from Tongji Healthcare Group, Inc. to Clubhouse Media Group, Inc. The Merger was accounted for as a reverse-merger and recapitalization in accordance with accounting principles generally accepted in the United States of America (“GAAP”). WOHG was the acquirer for financial reporting purposes and Clubhouse Media Group, Inc. was the acquired company. Consequently, the assets and liabilities and the operations that are reflected in the historical financial statements prior to the Merger will be those of WOHG and will be recorded at the historical cost basis of WOHG. The consolidated financial statements after completion of the Merger include the assets and liabilities of the Company and WOHG, historical operations of WOHG and operations of the Company from the closing date of the Merger. Common stock and the corresponding capital amounts of the Company pre-merger have been retroactively restated as capital stock shares reflecting the exchange ratio in the Merger. This was a common control transactions so all amounts were based on historical cost and no goodwill was recorded.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation

These consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States (GAAP) and include all adjustments necessary for the fair presentation of the Company’s financial position for the periods presented.

Principles of Consolidation

The consolidated financial statements include the financial statements of the Company and its subsidiaries. All significant inter-company transactions and balances have been eliminated in consolidation.

Use of Estimates

In preparing the consolidated financial statements in conformity with U.S. GAAP, management makes estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities as of the dates of the consolidated financial statements, as well as the reported amounts of revenues and expenses during the reporting period. Significant estimates and assumptions made by management include, but are not limited to, revenue recognition, the allowance for bad debt, useful life of fixed assets, income taxes and unrecognized tax benefits, valuation allowance for deferred tax assets, and assumptions used in assessing impairment of long-lived assets. Actual results could differ from those estimates.

Reverse Merger Accounting

The Merger was accounted for as a reverse-merger and recapitalization in accordance with accounting principles generally accepted in the United States of America (“GAAP”). WOHG was the acquirer for financial reporting purposes and Clubhouse Media Group, Inc. was the acquired company. Consequently, the assets and liabilities and the operations that are reflected in the historical financial statements prior to the Merger will be those of WOHG and will be recorded at the historical cost basis of WOHG. The consolidated financial statements after completion of the Merger include the assets and liabilities of the Company and WOHG, historical operations of WOHG and operations of the Company from the closing date of the Merger. Common stock and the corresponding capital amounts of the Company pre-merger have been retroactively restated as capital stock shares reflecting the exchange ratio in the Merger. In conjunction with the Merger, WOHG received no cash and assumed no liabilities from Clubhouse Media Group, Inc. All members of the Company’s executive management are from WOHG.

Cash and Cash Equivalents

Cash equivalents consist of highly liquid investments with maturities of three months or less when purchased. Cash and cash equivalents are on deposit with financial institutions without any restrictions.

Advertising

Advertising costs are expensed when incurred and are included in selling, general, and administrative expense in the accompanying consolidated statements of operations. We incurred advertising expenses of $27,810 and $0 for the period ended December 31, 2020 and 2019, respectively.

Accounts Receivable

The Company’s accounts receivable arises from providing services. The Company does not adjust its receivables for the effects of a significant financing component at contract inception if it expects to collect the receivables in one year or less from the time of sale. The Company does not expect to collect receivables greater than one year from the time of sale.

The Company’s policy is to maintain an allowance for potential credit losses on accounts receivable. Management reviews the composition of accounts receivable and analyzes historical bad debts, customer concentrations, customer credit worthiness, current economic trends and changes in customer payment patterns to evaluate the adequacy of these reserves. Amounts determined to be uncollectible are charged or written-off against the reserve. As of December 31, 2020 and 2019, there were $0 for   bad debt allowance for accounts receivable.

Property and equipment, net

Plant and equipment are stated at cost less accumulated depreciation and impairment. Depreciation of property, plant and equipment and are calculated on the straight-line method over their estimated useful lives or lease terms generally as follows:

Classification	Useful Life
Equipment	3 years

Lease

On January 2, 2020, the Company adopted Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 842, Leases, or ASC 842, using the modified retrospective transition method with a cumulative effect adjustment to accumulated deficit as of January 1, 2019, and accordingly, modified its policy on accounting for leases as stated below. As described under “Recently Adopted Accounting Pronouncements,” below, the primary impact of adopting ASC 842 for the Company was the recognition in the consolidated balance sheet of certain lease-related assets and liabilities for operating leases with terms longer than 12 months. The Company elected to use the short term exception and does not records assets/liabilities for short term leases as of December 31, 2020.

The Company’s leases primarily consist of facility leases which are classified as operating leases. The Company assesses whether an arrangement contains a lease at inception. The Company recognizes a lease liability to make contractual payments under all leases with terms greater than twelve months and a corresponding right-of-use asset, representing its right to use the underlying asset for the lease term. The lease liability is initially measured at the present value of the lease payments over the lease term using the collateralized incremental borrowing rate since the implicit rate is unknown. Options to extend or terminate a lease are included in the lease term when it is reasonably certain that the Company will exercise such an option. The right-of-use asset is initially measured as the contractual lease liability plus any initial direct costs and prepaid lease payments made, less any lease incentives. Lease expense is recognized on a straight-line basis over the lease term.

Leased right-of-use assets are subject to impairment testing as a long-lived asset at the asset-group level. The Company monitors its long-lived assets for indicators of impairment. As the Company’s leased right-of-use assets primarily relate to facility leases, early abandonment of all or part of facility as part of a restructuring plan is typically an indicator of impairment. If impairment indicators are present, the Company tests whether the carrying amount of the leased right-of-use asset is recoverable including consideration of sublease income, and if not recoverable, measures impairment loss for the right-of-use asset or asset group.

Revenue Recognition

In May 2014 the FASB issued Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers (Topic 606), which supersedes all existing revenue recognition requirements, including most industry specific guidance. This new standard requires a company to recognize revenues when it transfers goods or services to customers in an amount that reflects the consideration that the company expects to receive for those goods or services. The FASB subsequently issued the following amendments to ASU No. 2014-09 that have the same effective date and transition date: ASU No. 2016-08, Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations; ASU No. 2016-10, Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing; ASU No. 2016-12, Revenue from Contracts with Customers (Topic 606): Narrow-Scope Improvements and Practical Expedients; and ASU No. 2016-20, Technical Corrections and Improvements to Topic 606, Revenue from Contracts with Customers. The Company adopted these amendments with ASU 2014-09 (collectively, the new revenue standards).

Under the new revenue standards, the Company recognizes revenues when its customer obtains control of promised goods or services, in an amount that reflects the consideration which it expects to receive in exchange for those goods. The Company recognizes revenues following the five step model prescribed under ASU No. 2014-09: (i) identify contract(s) with a customer; (ii) identify the performance obligations in the contract; (iii) determine the transaction price; (iv) allocate the transaction price to the performance obligations in the contract; and (v) recognize revenues when (or as) we satisfy the performance obligation. The Company recognized revenue from providing temporary and permanent staffing solutions and sale of consumer products.

The Company generates revenue from its managed services when a marketer (typically a brand, agency or partner) pays the Company to provide custom content, influencer marketing, amplification or other campaign management services (“Managed Services”).

The Company maintains separate arrangements with each marketer and content creator either in the form of a master agreement or terms of service, which specify the terms of the relationship and access to its platforms, or by statement of work, which specifies the price and the services to be performed, along with other terms. The transaction price is determined based on the fixed fee stated in the statement of work and does not contain variable consideration. Marketers who contract with the Company to manage their advertising campaigns or custom content requests may prepay for services or request credit terms. The agreement typically provides for either a non-refundable deposit, or a cancellation fee if the agreement is canceled by the customer prior to completion of services. Billings in advance of completed services are recorded as a contract liability until earned. The Company assesses collectability based on a number of factors, including the creditworthiness of the customer and payment and transaction history.

For Managed Services Revenue, the Company enters into an agreement to provide services that may include multiple distinct performance obligations in the form of: (i) an integrated marketing campaign to provide influencer marketing services, which may include the provision of blogs, tweets, photos or videos shared through social network offerings and content promotion, such as click-through advertisements appearing in websites and social media channels; and (ii) custom content items, such as a research or news article, informational material or videos. Marketers typically purchase influencer marketing services for the purpose of providing public awareness or advertising buzz regarding the marketer’s brand and they purchase custom content for internal and external use. The Company may provide one type or a combination of all types of these performance obligations on a statement of work for a lump sum fee. The Company allocates revenue to each performance obligation in the contract at inception based on its relative standalone selling price. These performance obligations are to be provided over a stated period that generally ranges from one day to one year. Revenue is accounted for when the performance obligation has been satisfied depending on the type of service provided. The Company views its obligation to deliver influencer marketing services, including management services, as a single performance obligation that is satisfied at the time   the customer receives the benefits from the services.

Based on the Company’s evaluations, revenue from Managed Services is reported on a gross basis because the Company has the primary obligation to fulfill the performance obligations and it creates, reviews and controls the services. The Company takes on the risk of payment to any third-party creators and it establishes the contract price directly with its customers based on the services requested in the statement of work. The contract liabilities as of December 31, 2020 and 2019 were $73,648 and $0, respectively.

Goodwill Impairment

We test goodwill at least annually for impairment at the reporting unit level. We recognize an impairment charge if the carrying amount of a reporting unit exceeds its fair value. When a portion of a reporting unit is disposed, goodwill is allocated to the gain or loss on disposition based on the relative fair values of the business or businesses disposed and the portion of the reporting unit that will be retained.

For other intangible assets that are not deemed indefinite-lived, cost is generally amortized on a straight-line basis over the asset’s estimated economic life, except for individually significant customer-related intangible assets that are amortized in relation to total related sales. Amortizable intangible assets are reviewed for impairment whenever events or changes in circumstances indicate that the related carrying amounts may not be recoverable. In these circumstances, they are tested for impairment based on undiscounted cash flows and, if impaired, written down to estimated fair value based on either discounted cash flows or appraised values.

Impairment of Long-Lived Assets

Long-lived assets, which include property, plant and equipment and intangible assets, are reviewed for impairment whenever events or changes in circumstances indicate the carrying amount of an asset may not be recoverable.

Recoverability of long-lived assets to be held and used is measured by comparing the carrying amount of an asset to the estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated undiscounted future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the assets. Fair value is generally determined using the asset’s expected future discounted cash flows or market value, if readily determinable. Based on its review, the Company believes that, as of December 31, 2020 and 2019,   there were no impairment loss of its long-lived assets.

Income Taxes

The Company accounts for income taxes using the asset and liability approach that requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized in the Company’s financial statements or tax returns. In estimating future tax consequences, the Company generally considers all expected future events other than enactments of changes in the tax law. For deferred tax assets, management evaluates the probability of realizing the future benefits of such assets. The Company establishes valuation allowances for its deferred tax assets when evidence suggests it is unlikely that the assets will be fully realized.

The Company recognizes the tax effects of an uncertain tax position only if it is more likely than not to be sustained based solely on its technical merits as of the reporting date and then only in an amount more likely than not to be sustained upon review by the tax authorities. Income tax positions that previously failed to meet the more likely than not threshold are recognized in the first subsequent financial reporting period in which that threshold is met. Previously recognized tax positions that no longer meet the more likely than not threshold are derecognized in the first subsequent financial reporting period in which that threshold is no longer met. The Company classifies potential accrued interest and penalties related to unrecognized tax benefits within the accompanying consolidated statements of operations and comprehensive income (loss) as income tax expense.

The Company has not completed a full fiscal year, post-recapitalization and has not filed an income tax return and incurred net operating losses from inception to December 31, 2020  . The net operating losses that has future benefits will be recorded as $541,321 deferred tax assets, but net with 100% valuation allowance until the Company expected to realize this deferred tax assets in the future.

Fair Value of Financial Instruments

The carrying value of cash, accounts receivable, other receivable, note receivable, other current assets, accounts payable, and accrued expenses, if applicable, approximate their fair values based on the short-term maturity of these instruments. The carrying amounts of debt were also estimated to approximate fair value.

The Company utilizes the methods of fair value (“FV”) measurement as described in ASC 820 to value its financial assets and liabilities. As defined in ASC 820, FV is based on the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. In order to increase consistency and comparability in FV measurements, ASC 820 establishes a FV hierarchy that prioritizes observable and unobservable inputs used to measure FV into three broad levels, which are described below:

Level 1: Quoted prices (unadjusted) in active markets that are accessible at the measurement date for assets or liabilities. The FV hierarchy gives the highest priority to Level 1 inputs.

Level 2: Observable prices that are based on inputs not quoted on active markets, but corroborated by market data.

Level 3: Unobservable inputs are used when little or no market data is available. The FV hierarchy gives the lowest priority to Level 3 inputs.

The Company used Level 3 inputs for its valuation methodology for the derivative liabilities for conversion feature of the convertible notes in determining the fair value the weighted-average Binomial option pricing model following assumption inputs. The fair value of derivative liability as of December 31, 2020 and 2019 were $304,490 and $0, respectively.

Basic Income (Loss) Per Share

Under the provisions of ASC 260, “Earnings per Share,” basic loss per common share is computed by dividing net loss available to common shareholders by the weighted average number of shares of common stock outstanding for the periods presented. Diluted net loss per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that would then share in the income of the Company, subject to anti-dilution limitations. Potential common shares consist of the convertible promissory notes payable as of December 31, 2020 and no common stock equivalents as of December 31, 2019. As of December 31, 2020, there are approximately 127,922 potential shares issuable upon conversion of convertible notes payable.

The table below presents the computation of basic and diluted earnings per share for the years ended December 31, 2020 and 2019:

	December 31, 2020	December 31, 2019
Numerator:
Net loss	$(2,577,721)	$(74,764)
Denominator:
Weighted average common shares outstanding—basic	52,099,680	25,428,629
Dilutive common stock equivalents	-	-
Weighted average common shares outstanding—diluted	52,099,680	25,428,629
Net loss per share:
Basic	$(0.050)	$(0.003)
Diluted	$(0.050)	$(0.003)

Concentration of Credit Risk

Financial instruments that potentially subject the Company to credit risk consist primarily of accounts receivable. The Company does not require collateral or other security to support these receivables. The Company conducts periodic reviews of the financial condition and payment practices of its customers to minimize collection risk on accounts receivable.

Stock based Compensation

Stock based compensation cost to employees is measured at the date of grant, based on the calculated fair value of the stock-based award, and will be recognized as expense over the employee’s requisite service period (generally the vesting period of the award). Share-based compensation awards issued to non-employees for services rendered are recorded at either the fair value of the services rendered or the fair value of the share-based payment, whichever is more readily determinable.

Derivative instruments

The fair value of derivative instruments is recorded and shown separately under liabilities. Changes in the fair value of derivatives liability are recorded in the consolidated statement of operations under other (income) expense.

Our Company evaluates all of its financial instruments to determine if such instruments are derivatives or contain features that qualify as embedded derivatives. For derivative financial instruments that are accounted for as liabilities, the derivative instrument is initially recorded at its fair value and is then re-valued at each reporting date, with changes in the fair value reported in the consolidated statements of operations. For stock-based derivative financial instruments, the Company uses binomial option-pricing model to value the derivative instruments at inception and on subsequent valuation dates. The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is evaluated at the end of each reporting period. Derivative instrument liabilities are classified in the balance sheet as current or non-current based on whether or not net-cash settlement of the derivative instrument could be required within 12 months of the balance sheet date.

Related Parties

The Company follows subtopic 850-10 of the FASB ASC for the identification of related parties and disclosure of related party transactions. Pursuant to Section 850-10-20 related parties include:

a. affiliates of the Company; b. entities for which investments in their equity securities would be required, absent the election of the FV option under the FV Option Subsection of Section 825– 10–15, to be accounted for by the equity method by the investing entity; c. trusts for the benefit of employees, such as pension and profit-sharing trusts that are managed by or under the trusteeship of management; d. principal owners of the Company; e. management of the Company; f. other parties with which the Company may deal if one party controls or can significantly influence the management or operating policies of the other to an extent that one of the transacting parties might be prevented from fully pursuing its own separate interests; and g. other parties that can significantly influence the management or operating policies of the transacting parties or that have an ownership interest in one of the transacting parties and can significantly influence the other to an extent that one or more of the transacting parties might be prevented from fully pursuing its own separate interests.

The financial statements shall include disclosures of material related party transactions, other than compensation arrangements, expense allowances, and other similar items in the ordinary course of business. However, disclosure of transactions that are eliminated in the preparation of financial statements is not required in those statements.

The disclosures shall include: a. the nature of the relationship(s) involved; b. a description of the transactions, including transactions to which no amounts or nominal amounts were ascribed, for each of the periods for which income statements are presented, and such other information deemed necessary to an understanding of the effects of the transactions on the financial statements; c. the dollar amounts of transactions for each of the periods for which income statements are presented and the effects of any change in the method of establishing the terms from that used in the preceding period; and d. amounts due from or to related parties as of the date of each balance sheet presented and, if not otherwise apparent, the terms and manner of settlement.

Commitments and Contingencies

The Company follows subtopic 450-20 of the FASB ASC to report accounting for contingencies. Certain conditions may exist as of the date the financial statements are issued, which may result in a loss to the Company, but which will only be resolved when one or more future events occur or fail to occur. The Company assesses such contingent liabilities, and such assessment inherently involves an exercise of judgment.

In assessing loss contingencies related to legal proceedings that are pending against the Company or unasserted claims that may result in such proceedings, the Company evaluates the perceived merits of any legal proceedings or unasserted claims as well as the perceived merits of the amount of relief sought or expected to be sought therein.

If the assessment of a contingency indicates it is probable a material loss was incurred and the amount of the liability can be estimated, then the estimated liability would be accrued in the Company’s financial statements. If the assessment indicates that a potential material loss contingency is not probable but is reasonably possible, or is probable but cannot be estimated, then the nature of the contingent liability, and an estimate of the range of possible losses, if determinable and material, would be disclosed.

Loss contingencies considered remote are generally not disclosed unless they involve guarantees, in which case the guarantees would be disclosed. Management does not believe, based upon information available at this time that these matters will have a material adverse effect on the Company’s financial position, results of operations or cash flows. However, there is no assurance that such matters will not materially and adversely affect the Company’s business, financial position, and results of operations or cash flows.

New Accounting Pronouncements

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

NOTE 3 – GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates continuity of operations, realization of assets, and liquidation of liabilities in the normal course of business.

As reflected in the accompanying financial statements, the Company had a net loss of $2,577,721 for the year ended December 31, 2020  , negative working capital as of December 31, 2020, and stockholder’s deficit of $2,332,086,. These   factors among others raise substantial doubt about the Company’s ability to continue as a going concern.

While the Company is attempting to generate additional revenues, the Company’s cash position may not be significant enough to support the Company’s daily operations. Management intends to raise additional funds by way of a public or private offering. Management believes that the actions presently being taken to further implement its business plan and generate revenues provide the opportunity for the Company to continue as a going concern. While the Company believes in the viability of its strategy to generate revenues and in its ability to raise additional funds, there can be no assurances to that effect. The ability of the Company to continue as a going concern is dependent upon the Company’s ability to further implement its business plan and generate revenues.

The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

NOTE 4 – PROPERTY AND EQUIPMENT

Fixed assets, net consisted of the following:

	December 31, 2020	December 31, 2019	Estimated Useful Life

Equipment	$79,737	$-	3 years

Property, plant, and equipment, gross	79,737	-
Less: accumulated depreciation and amortization	(14,945)	-
Property, plant, and equipment, net	$64,792

Depreciation expense were $14,945 and $0 for the year ended December 31, 2020 and 2019, respectively.

NOTE 5 – GOODWILL

As of December 31, 2020, the Company paid cash of $240,000 for a public trading shell, Tongji Healthcare Group, Inc. The Company has no assets and liabilities as of the acquisition date on May 29, 2020 so the entire consideration was recorded as goodwill. The intention of this acquisition is to acquire Tongji Healthcare Group, Inc. for reverse merger purpose.

The Company impaired $240,000 goodwill for the period ended December 31, 2020 prior to the merger and recapitalization because Tongji Healthcare Group, Inc. operations will not be utilized post-acquisition in 2020.

NOTE 6 – OTHER ASSETS

As of December 31, 2020, other assets consist of security deposit of $219,000 for operating leases.

NOTE 7 – CONVERTIBLE NOTES PAYABLE

Convertible Promissory Note – Scott Hoey

On September 10, 2020, the Company entered into a note purchase agreement with Scott Hoey, pursuant to which, on same date, the Company issued a convertible promissory note to Mr. Hoey the aggregate principal amount of $7,500 for a purchase price of $7,500 (“Hoey Note”).

The Hoey Note had a maturity date of September 10, 2022 and bore interest at 8% per year. No payments of the principal amount or interest are due prior to the maturity date other than as specifically set forth in the Hoey Note, and the Company may prepay all or any portion of the principal amount and any accrued and unpaid interest at any time without penalty. Mr. Hoey had the right, until the Indebtedness is paid in full, to convert all, but only all, of the then-outstanding Indebtedness into shares of Company common stock at a conversion price of 50% of the volume weighted average of the closing price during the 20-trading day period immediately prior to the option conversion date, subject to customary adjustments for stock splits, etc. occurring after the issuance date.

On December 8, 2020, the Company issued to Mr. Hoey 10,833 shares of Company common stock upon the conversion of the $7,500 convertible promissory note issued to Mr. Hoey at a conversion price of $0.69 per share.

Convertible Promissory Note – Cary Niu

On September 18, 2020, the Company entered into a note purchase agreement with Cary Niu, pursuant to which, on same date, the Company issued a convertible promissory note to Ms. Niu the aggregate principal amount of $50,000 for a purchase price of $50,000   (“Niu Note”).

The Niu Note has a maturity date of September 18, 2022 and bears interest at 8% per year. No payments of the principal amount or interest are due prior to the maturity date other than as specifically set forth in the Niu Note, and the Company may prepay all or any portion of the principal amount and any accrued and unpaid interest at any time without penalty. Ms. Niu will have the right, until the Indebtedness is paid in full, to convert all, but only all, of the then-outstanding Indebtedness into shares of Company common stock at a conversion price of 30% of the volume weighted average of the closing price during the 20-trading day period immediately prior to the option conversion date, subject to customary adjustments for stock splits, etc. occurring after the issuance date.

Convertible Promissory Note – Jesus Galen

On October 6, 2020, the Company entered into a note purchase agreement with Jesus Galen, pursuant to which, on same date, the Company issued a convertible promissory note to Mr. Galen the aggregate principal amount of $30,000 for a purchase price of $30,000 (“Galen Note”).

The Galen Note has a maturity date of October 6, 2022 and bears interest at 8% per year. No payments of the principal amount or interest are due prior to the maturity date other than as specifically set forth in the Galen Note, and the Company may prepay all or any portion of the principal amount and any accrued and unpaid interest at any time without penalty. Mr. Galen will have the right, until the Indebtedness is paid in full, to convert all, but only all, of the then-outstanding Indebtedness into shares of Company common stock at a conversion price of 50% of the volume weighted average of the closing price during the 20-trading day period immediately prior to the option conversion date, subject to customary adjustments for stock splits, etc. occurring after the issuance date.

Convertible Promissory Note – Darren Huynh

On October 6, 2020, the Company entered into a note purchase agreement with Darren Huynh, pursuant to which, on same date, the Company issued a convertible promissory note to Mr. Huynh the aggregate principal amount of $50,000 for a purchase price of $50,000 (“Huynh Note”).

The Huynh Note has a maturity date of October 6, 2022, and bears interest at 8% per year. No payments of the principal amount or interest are due prior to the maturity date other than as specifically set forth in the Huynh Note, and the Company may prepay all or any portion of the principal amount and any accrued and unpaid interest at any time without penalty. Mr. Huynh will have the right, until the Indebtedness is paid in full, to convert all, but only all, of the then-outstanding Indebtedness into shares of Company common stock at a conversion price of 50% of the volume weighted average of the closing price during the 20-trading day period immediately prior to the option conversion date, subject to customary adjustments for stock splits, etc. occurring after the issuance date.

Convertible Promissory Note – Wayne Wong

On October 6, 2020, the Company entered into a note purchase agreement with Wayne Wong, pursuant to which, on same date, the Company issued a convertible promissory note to Mr. Wong the aggregate principal amount of $25,000 for a purchase price of $25,000 (“Wong Note”).

The Wong Note has a maturity date of October 6, 2022, and bears interest at 8% per year. No payments of the principal amount or interest are due prior to the maturity date other than as specifically set forth in the Wong Note, and the Company may prepay all or any portion of the principal amount and any accrued and unpaid interest at any time without penalty. Mr. Wong will have the right, until the Indebtedness is paid in full, to convert all, but only all, of the then-outstanding Indebtedness into shares of Company common stock at a conversion price of 50% of the volume weighted average of the closing price during the 20-trading day period immediately prior to the option conversion date, subject to customary adjustments for stock splits, etc. occurring after the issuance date.

Convertible Promissory Note Holder	Start Date	End Date	Debt Discounts As of Issuance	Amortization	Debt Discounts As of 12/31/20
Scott Hoey	9/10/2020	9/10/2022	7,500	(7,500)	-
Cary Niu	9/18/2020	9/18/2022	50,000	(7,123)	42,877
Jesus Galen	10/6/2020	10/6/2022	30,000	(3,534)	26,466
Darren Huynh	10/6/2020	10/6/2022	50,000	(5,890)	44,110
Wayne Wong	10/6/2020	10/6/2022	25,000	(2,946)	22,054
Total				Total	135,507
				Add: Note principal	155,000
				Total convertible promissory notes, net	19,493

Future maturities of convertible notes payable at December 31, 2020 are as follows:

Years ending December 31,
2021	$-
2022	155,000
2023	–
2024	–
2025	-
Thereafter	–
$155,000

NOTE 8 – SHARES TO BE ISSUED - LIABILITY

As of December 31, 2020, the Company entered into various consulting agreements with two directors and one consultant. The Company will issue common shares at fair value of $25,000 in each quarter. The balance of shares to be issued – liability was $87,029 and has not been issued as of December 31, 2020. The Company recorded these shares under liability based on the shares will be issued at a fixed monetary amount known at inception under ASC 480.

NOTE 9 – DERIVATIVE LIABILITY

The derivative liability is derived from the conversion features in note 7. All were valued using the weighted-average Binomial option pricing model using the assumptions detailed below. As of December 31, 2020, the derivative liability was $304,490. The Company recorded $61,029 loss from changes in derivative liability during the period ended December 31, 2020. The Binomial model with the following assumption inputs:

December 31, 2020
Annual Dividend Yield	—
Expected Life (Years)	1.6 – 2.0 years
Risk-Free Interest Rate	0.13 – 0.17%
Expected Volatility	318 - 485%

Fair value of the derivative is summarized as below:

Beginning Balance, December 31, 2019	$-
Additions	270,501
Mark to Market	61,029
Cancellation of Derivative Liabilities Due to Conversions	-
Reclassification to APIC Due to Conversions	(27,040)
Ending Balance, December 31, 2020	$304,490

December 31, 2019
Annual Dividend Yield	—
Expected Life (Years)	—
Risk-Free Interest Rate	—
Expected Volatility	—

Fair value of the derivative is summarized as below:

Beginning Balance, December 31, 2018	$-
Additions	-
Mark to Market	-
Cancellation of Derivative Liabilities Due to Conversions	-
Reclassification to APIC Due to Conversions	-
Ending Balance, December 31, 2019	$-

NOTE 10 – NOTE PAYABLE, RELATED PARTY

For the period ended December 31, 2020, the Company signed a note payable agreement with the Company’s Chief Executive Officer for advances up to $5,000,000 at 0% interest rate. The entire balance has to be paid back on or before January 31, 2025. As of December 31, the Company has a balance of $2,162,562 owed to the Chief Executive Officer of the Company. The note payable was subsequently amended on February 2021 (See note 15 subsequent event).

NOTE 11 – RELATED PARTY TRANSACTIONS

As of December 31, 2020, the Company’s Chief Executive Officer had advanced $2,162,562 to the Company for payment of the Company’s operating expenses. The Company recorded $87,213 as imputed interest and recorded as additional paid in capital for the year ended   December 31, 2020 from the loan advanced by the Company’s Chief Executive Officer.

As of December, 31, 2020, The Company has a payable balance owed to Christian Young of $23,685.

NOTE 12 – STOCKHOLDERS’ EQUITY (DEFICIT)

On July 7, 2020, the Company increased the authorized capital stock of the Company to 550,000,000, comprised of 500,000,000 shares of common stock, par value $0.001, and 50,000,000 shares of preferred stock, par value $0.001.

Preferred Stock

As of December 31, 2020, and 2019, there were no preferred shares issued and outstanding.

Common Stock

As of December 31, 2020 and 2019, the Company had 50,000,000 shares of common stock authorized with a par value of $0.001. There were 92,682,632 and 45,812,191 shares issued and outstanding as of December 31, 2020 and 2019, respectively.

On November 12, 2020, pursuant to the terms of the Share Exchange Agreement, the Company issued 46,811,195 shares of common stock to the WOHG Shareholders in exchange for 200 shares WOHG’s common stock, par value $0.0001 per share, representing 100% of the issued and outstanding capital stock of WOHG.

For the period ended December 31, 2020, the Company issued 30,231 shares to a consultant at fair value of $73,582.

For the period ended December 31, 2020, the Company issued 10,833 shares to settle a conversion of $7,500 convertible promissory note and a reclass of derivative liability of $27,040.

For the period ended December 31, 2020, the Company issued 18,182 shares to settle an accounts payable balance of $50,000.

For the period ended December 31, 2020, the Company recorded $46,541 as a forgiveness of debt by the former shareholder.

NOTE 13 – COMMITMENTS AND CONTINGENCIES

On January 30, 2020, the World Health Organization (“WHO”) announced a global health emergency because of a new strain of coronavirus originating in Wuhan, China (the “COVID-19 outbreak”), and the risks to the international community as the virus spreads globally beyond its point of origin. In March 2020, the WHO classified the COVID-19 outbreak as a pandemic, based on the rapid increase in exposure globally. The Company’s suppliers may decrease production levels based on factory closures and reduced operating hours in those facilities. Likewise, the Company is dependent on its workforce to deliver its products. Developments such as social distancing and shelter-in-place directives may impact the Company’s ability to deploy its workforce effectively. The full impact of the COVID-19 outbreak continues to evolve as of the date of this report. As such, it is uncertain as to the full magnitude that the pandemic will have on the Company’s financial condition, liquidity, and future results of operations.

Management is actively monitoring the impact of the global situation on its financial condition, liquidity, operations, suppliers, industry, and workforce. The Company cannot estimate the length or gravity of the impact of the COVID-19 outbreak at this time. If the pandemic continues, it may have a material effect on the Company’s results of future operations, financial position, and liquidity in the next 12 months.

On March 27, 2020, President Trump signed into law the “Coronavirus Aid, Relief, and Economic Security (CARES) Act.” The CARES Act, among other things, includes provisions relating to refundable payroll tax credits, deferment of employer side social security payments, net operating loss carryback periods, alternative minimum tax credit refunds, modifications to the net interest deduction limitations, increased limitations on qualified charitable contributions, and technical corrections to tax depreciation methods for qualified improvement property. It also appropriated funds for the SBA Paycheck Protection Program loans that are forgivable in certain situations to promote continued employment, as well as Economic Injury Disaster Loans to provide liquidity to small businesses harmed by COVID-19.

The Company continues to examine the impact that the CARES Act may have on our business. Currently, management is unable to determine the total impact that the CARES Act will have on our financial condition, results of operations, or liquidity.

The Company has three short term leases in the United States and one month to month lease in Europe as of December 31, 2020. All short term leases will be expired in 2021. The total monthly rent expense is approximately $136,800.

NOTE 14 – INCOME TAXES

Income tax provision is summarized as follows:

The actual income tax provision differs from the “expected” tax computed by applying the Federal corporate tax rate of 21% to the loss before income taxes as follows:

	Year Ended December 31,
	2020	2019
“Expected” income tax benefit	$541,321	$15,700
Decrease in valuation allowance	(541,321)	(15,700)
Income tax provision	$-	$-

The cumulative tax effect at the expected rate of 21% and 21% respectively of significant items comprising our net deferred tax amount is as follows as of December 31, 2020 and 2019:

	December 31,
	2020	2019
Deferred tax assets:
Net operating loss carry forwards	541,321	235,185
Valuation allowance	(541,321)	(235,185)
	-	-

Net deferred tax assets	$-	$-

As of December 31, 2020, we had approximately $2,577,721 in net operating loss carryforwards for federal tax purposes, respectively. In assessing the realizability of the deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. We consider the scheduled reversal of deferred tax assets, the level of historical taxable income and tax planning strategies in making the assessment of the realizability of deferred tax assets. We have identified the U.S. federal as our “major” tax jurisdiction. With limited exceptions, we remain subject to IRS examination of our income tax returns filed within the last three (3) years.

NOTE 15 – SUBSEQUENT EVENTS

The Company has evaluated events subsequent to December 31, 2020, to assess the need for potential recognition or disclosure in the consolidated financial statements. Such events were evaluated through March 15, 2021, the date and time the consolidated financial statements were issued, and it was determined that no subsequent events, except as follows, occurred that required recognition or disclosure in the consolidated financial statements.

On January 7, 2021, the Company entered into a lease agreement in Las Vegas, NV to lease a new content creation mansion. The new lease commences on February 1, 2021 and a 12 month term, and the rental costs of approximately $12,500 per month.

On January 13, 2021, the Company issued 15,688 common shares for legal services of $21,179.

On January 21, 2021, the Company issued 15,050 shares of Company common stock to a consultant as compensation for bringing in brand deals for influencers.

Convertible Promissory Note – Matthew Singer

On January 3, 2021, the Company entered into a note purchase agreement with Matthew Singer, pursuant to which, on same date, the Company issued a convertible promissory note to Mr. Singer the aggregate principal amount of $13,000 for a purchase price of $13,000 (“Singer Note”).

The Singer Note had a maturity date of January 3, 2023, and bore interest at 8% per year. No payments of the principal amount or interest are due prior to the maturity date other than as specifically set forth in the Singer Note, and the Company may prepay all or any portion of the principal amount and any accrued and unpaid interest at any time without penalty. Mr. Singer had the right, until the Indebtedness is paid in full, to convert all, but only all, of the then-outstanding Indebtedness into shares of Company common stock at a conversion price of 70% of the volume weighted average of the closing price during the 20-trading day period immediately prior to the option conversion date, subject to customary adjustments for stock splits, etc. occurring after the issuance date.

On January 26, 2021, the Company issued to Matthew Singer 8,197 shares of Company common stock upon the conversion of the convertible promissory note issued to Mr. Singer in the principal amount of $13,000 on January 3, 2021 at a conversion price of $1.59 per share.

As of March 15, 2021, the Company’s Chief Executive Officer advanced an additional $130,013 to the Company to pay the Company’s operating expenses

Convertible Promissory Note – ProActive Capital SPV I, LLC

On January 20, 2021, the Company entered into a securities purchase agreement (the “ProActive Capital SPA”) with ProActive Capital SPV I, LLC, a Delaware limited liability company (“ProActive Capital”), pursuant to which, on same date, the Company (i) issued a convertible promissory note to ProActive Capital the aggregate principal amount of $250,000 for a purchase price of $225,000, reflecting a $25,000 original issue discount (the “ProActive Capital Note”), and in connection therewith, sold to ProActive Capital 50,000 shares of Company Common Stock at a purchase price of $0.001 per share. In addition, at the closing of this sale, the Company reimbursed ProActive Capital the sum of $10,000 for ProActive Capital’s costs in completing the transaction, which amount ProActive Capital withheld from the total purchase price paid to the Company.

The ProActive Capital Note has a maturity date of January 20, 2022 and bears interest at 10% per year. No payments of the principal amount or interest are due prior to the maturity date other than as specifically set forth in the ProActive Capital Note, and the Company may prepay all or any portion of the principal amount and any accrued and unpaid interest at any time without penalty.

The ProActive Capital Note (and the principal amount and any accrued and unpaid interest) is convertible into shares of Company Common Stock at ProActive Capital’s election at any time following the time that the SEC qualifies the Company’s offering statement related to the Regulation A Offering, at a conversion price equal to 70% of the Regulation A Offering Price of the Company Common Stock in the Regulation A Offering, and is subject to a customary beneficial ownership limitation of 9.99%, which may be waived by ProActive Capital on 61 days’ notice to the Company. The conversion price is subject to customary adjustments for any stock splits, etc. which occur following the determination of the conversion price.

Convertible Promissory Note – GS Capital Partners

On January 25, 2021, the Company entered into a securities purchase agreement (the “GS Capital SPA”) with GS Capital Partners, LLC (“GS Capital”), pursuant to which, on same date, the Company (i) issued a convertible promissory note to GS Capital the aggregate principal amount of $288,889 for a purchase price of $260,000, reflecting a $28,889 original issue discount (the “GS Capital Note”), and in connection therewith, sold to GS Capital 50,000 shares of Company Common Stock at a purchase price of $0.001 per share. In addition, at the closing of this sale, the Company reimbursed GS Capital the sum of $10,000 for GS Capital’s costs in completing the transaction, which amount GS Capital withheld from the total purchase price paid to the Company.

The GS Capital Note has a maturity date of January 25, 2022, and bears interest at 10% per year. No payments of the principal amount or interest are due prior to the maturity date other than as specifically set forth in the GS Capital Note, and the Company may prepay all or any portion of the principal amount and any accrued and unpaid interest at any time without penalty.

The GS Capital Note (and the principal amount and any accrued and unpaid interest) is convertible into shares of Company Common Stock at GS Capital’s election at any time following the time that the SEC qualifies the Company’s offering statement related to the Regulation A Offering, at a conversion price equal to 70% of the Regulation A Offering Price of the Company Common Stock in the Regulation A Offering, and is subject to a customary beneficial ownership limitation of 9.99%, which may be waived by GS Capital on 61 days’ notice to the Company. The conversion price is subject to customary adjustments for any stock splits, etc. which occur following the determination of the conversion price.

On February 19, 2021, the Company entered into another securities purchase agreement with GS Capital, pursuant to which, on same date, the Company issued a convertible promissory note to GS Capital the aggregate principal amount of $577,778 for a purchase price of $520,000, reflecting a $57,780 original issue discount, and in connection therewith, sold to GS Capital 100,000 shares of Company’s common stock, par value $0.001 per share at a purchase price of $100, representing a per share price of $0.001 per share. In addition, at the closing of this sale, the Company reimbursed GS Capital the sum of $10,000 for GS Capital’s costs in completing the transaction, which amount GS Capital withheld from the total purchase price paid to the Company.

The GS Capital Note has a maturity date of February 19, 2022 and bears interest at 10% per year. No payments of the principal amount or interest are due prior to the maturity date other than as specifically set forth in the GS Capital Note, and the Company may prepay all or any portion of the principal amount and any accrued and unpaid interest at any time without penalty.

The GS Capital Note (and the principal amount and any accrued and unpaid interest) is convertible into shares of the Company Common Stock at GS Capital’s election at any time following the time that the Securities and Exchange Commission (“SEC”) qualifies the Company’s offering statement related to the Company’s planned offering of Company Common Stock pursuant to Regulation A under the Securities Act of 1933, as amended (the “Regulation A Offering”). At such time, the GS Capital Note (and the principal amount and any accrued and unpaid interest) will be convertible at a conversion price equal to 70% of the initial offering price of the Company Common Stock in the Regulation A Offering, subject to a customary beneficial ownership limitation of 9.99%, which may be waived by GS Capital on 61 days’ notice to the Company. The conversion price is subject to customary adjustments for any stock splits, etc. which occur following the determination of the conversion price.

Convertible Promissory Note – Tiger Trout Capital Puerto Rico

On January 29, 2021, the Company entered into a securities purchase agreement (the “Tiger Trout SPA”) with Tiger Trout Capital Puerto Rico, LLC, a Puerto Rico limited liability company (“Tiger Trout”), pursuant to which, on same, date, the Company (i) issued a convertible promissory note in the aggregate principal amount of $1,540,000 for a purchase price of $1,100,000, reflecting a $440,000 original issue discount (the “Tiger Trout Note”), and (ii) sold to Tiger Trout 220,000 shares Company common stock for a purchase price of $220.00. As of February 8, 2021, the Company has not issued the 220,000 shares of Company common stock to Tiger Trout.

The Tiger Trout Note has a maturity date of January 29, 2022, and bears interest at 10% per year. No payments of the principal amount or interest are due prior to the maturity date other than as specifically set forth in the Tiger Trout Note, and the Company may prepay all or any portion of the principal amount and any accrued and unpaid interest at any time without penalty, provided however, that if the Company does not pay the principal amount and any accrued and unpaid interest by July 2, 2021, an additional $50,000 is required to be paid to Tiger Trout at the time the Tiger Trout Note is repaid, if the Company repays the Tiger Trout Note prior to its maturity date.

If the principal amount and any accrued and unpaid interest under the Tiger Trout Note has not been repaid on or before the maturity date, that will be an event of default under the Tiger Trout Note. If an event of default has occurred and is continuing, Tiger Trout may declare all or any portion of the then-outstanding principal amount and any accrued and unpaid interest under the Tiger Trout Note (the “Indebtedness”) due and payable, and the Indebtedness will become immediately due and payable in cash by the Company. Further, Tiger Trout will have the right, until the Indebtedness is paid in full, to convert all, but only all, of the then-outstanding Indebtedness into shares of Company common stock at a conversion price of $0.50 per share, subject to customary adjustments for stock splits, etc. occurring after the issuance date. The Tiger Trout Note contains a customary beneficial ownership limitation of 9.99%, which may be waived by Tiger Trout on 61 days’ notice to the Company.

Convertible Promissory Note – Amir Ben-Yohanan

On February 2, 2021, the Company and Amir Ben-Yohanan, its Chief Executive Officer, entered into a promissory note in the total principal amount of $2,400,000 (the “Note”). The Note memorializes a $2,400,000 loan that Mr. Ben-Yohanan previously advanced to the Company and its subsidiaries to fund their operations.

The Note bears simple interest at a rate of eight percent (8%) per annum, and the Company may prepay all or any portion of the principal amount and any accrued and unpaid interest of the Note at any time without penalty.

At the time of the qualification by the United States Securities and Exchange Commission of the Company’s Offering Circular, pursuant to Regulation A under the Securities Act of 1933, as amended, $1,000,000 of the Indebtedness shall, automatically and without any further action of the Company or the Holder, be converted into a number of restricted fully paid and non-assessable shares of shares of common stock, par value $0.001 per share, of the Company equal to (i) $1,000,000 divided by (ii) the price per share of the Common Stock as offered in the Offering Circular.

Share Exchange Agreement – Magiclytics

On February 3, 2021, the Company entered into an Amended and Restated Share Exchange Agreement (the “A&R Share Exchange Agreement”) by and between the Company, Digital Influence Inc., a Wyoming corporation doing business as Magiclytics (“Magiclytics”), each of the shareholders of Magiclytics (the “Magiclytics Shareholders”) and Christian Young, as the representative of the Magiclytics Shareholders (the “Shareholders’ Representative”). Christian Young is the President, Secretary, and a Director of the Company, and is also an officer, director, and significant shareholder of Magiclytics.

The A&R Share Exchange Agreement amended and restated in its entirety the previous Share Exchange Agreement between the same parties, which was executed on December 3, 2020. The A&R Share Exchange Agreement replaces the Share Exchange Agreement in its entirety.

On February 3, 2021 (the “Magiclytics Closing Date”), the parties closed on the transactions contemplated in the A&R Share Exchange Agreement, and the Company agreed to issue 734,689 shares of Company common stock to the Magiclytics Shareholders in exchange for all 5,000 Magiclytics Shares (the “Magiclytics Closing”). On February 3, 2021, pursuant to the closing of the Share Exchange Agreement, we acquired Magiclytics, and Magiclytics thereafter became our wholly owned subsidiary.

At the Magiclytics Closing, we agreed to issue to Christian Young and Wilfred Man each 330,610 shares of Company Common Stock, representing 45% each, or 90% in total of the Company common stock which we agreed to issue to the Magiclytics Shareholders at the Magiclytics Closing.

The number of shares of the Company common stock issued at the Magiclytics Closing was based on the fair market value of the Company common stock as initially agreed to by the parties, which is $4.76 per share (the “Base Value”). The fair market value was determined based on the volume weighted average closing price of the Company common stock for the twenty (20) trading day period immediately prior to the Magiclytics,. In the event that the initial public offering price per share of the Company common stock in this Offering pursuant to Regulation A is less than the Base Value, then within three (3) business days of the qualification by the SEC of the Offering Statement forming part of this offering circular, the Company will issue to the Magiclytics Shareholders a number of additional shares of Company common stock equal to:

(1)	$3,500,000 divided by the initial public offering price per share of the Company common stock in this Offering pursuant to Regulation A, minus;
(2)	734,689

The resulting number of shares of the Company common stock pursuant to the above calculation will be referred to as the “Additional Shares”, and such Additional Shares will also be issued to the Magiclytics Shareholders pro rata based on their respective ownership of Magiclytics Shares.

In addition to the exchange of shares between the Magiclytics Shareholders and the Company described above, on the Magiclytics Closing Date the parties took a number of other actions in connection with the Magiclytics Closing pursuant to the terms of the A&R Share Exchange Agreement:

(i)	The Board of Directors of Magiclytics (the “Magiclytics Board”) expanded the size of the Magiclytics Board to 3 persons and named Simon Yu, a current officer and director of the Company as a director of the Magiclytics Board.
(ii)	The Magiclytics Board named Wilfred Man as the Chief Executive Officer of Magiclytics, Christian Young as the President and Secretary of the Magiclytics and Simon Yu as the Chief Operating Officer of Magiclytics.

Further, immediately following the Magiclytics Closing, the Company assumed responsibility for all outstanding accounts payables and operating costs to continue operations of Magiclytics including but not limited to payment to any of its vendors, lenders, or other parties in which Magiclytics engages with in the regular course of its business.

In connection with the closing, the Company entered in a consulting agreement with Christian Young, a Director of the Company. The compensation will be paid according to the 8-K filed on February 8, 2021 with the SEC.

On February 1 2021, the Board of Directors approved the payments of $240,000 cash bonuses to Amir Ben-Yohanan, Chris Young, and Simon for their new services in 2021.

On March 3, 2021, the Company entered into a non-binding letter of intent with “The Tinder Blog” (Instagram.com/thetinderblog).

Effective March 4, 2021, the Company entered into three (3) separate director agreements with three Amir Ben-Yohanan, Christopher Young, and Simon Yu . The Director Agreements set out terms and conditions of each of Mr. Ben-Yohanan’s, Mr. Young’s, and Mr. Yu’s role as a director of the Company.

Pursuant to the Director Agreements, the Company agreed to compensate each of the Directors as follows:

●	An issuance of 31,821 shares of the Company’s common stock, par value par value $0.001 (“Common Stock”), to be issued on the Effective Date, as compensation for services provided by each of the Directors to the Company prior to the Effective Date; and

●	An issuance of a number of shares of Common Stock having a fair market value (as defined in each of the Director Agreements) of $25,000 at the end of each calendar quarter that the Director serves as a director.

Between January 2021 to March 2021, the Company issued a total of 20,033 shares as stock-based compensation to a consultant, 15,688 shares to settle account payable from legal services, 734,689 shares for acquisition of Magiclytics, 106,707 shares for S-8 shares to Directors and consultants, and 428,197 shares as bonus shares to the convertible promissory notes holders issued in 2021.

Convertible Promissory Note – Labrys Fund, LP

On March 11, 2021, the Company entered into a securities purchase agreement (the “Labrys SPA”) with Labrys Fund, LP (“Labrys”), pursuant to which the Company issued a 10% promissory note (the “Labrys Note”) with a maturity date of March 11, 2022 (the “Labrys Maturity Date”), in the principal sum of $1,000,000. In addition, the Company issued 125,000 shares of its common stock to Labrys as a commitment fee pursuant to the Labrys SPA. Pursuant to the terms of the Labrys Note, the Company agreed to pay to $1,000,000 (the “Principal Sum”) to Labrys and to pay interest on the principal balance at the rate of 10% per annum. The Labrys Note carries an original issue discount (“OID”) of $100,000. Accordingly, on the Closing Date (as defined in the Labrys SPA), Labrys paid the purchase price of $900,000 in exchange for the Labrys Note. Labrys may convert the Labrys Note into the Company’s common stock (subject to the beneficial ownership limitations of 4.99% in the Labrys Note) at any time at a conversion price equal to $10.00 per share.

The Company may prepay the Labrys Note at any time prior to the date that an Event of Default (as defined in the Labrys Note) occurs at an amount equal to 100% of the Principal Sum then outstanding plus accrued and unpaid interest (no prepayment premium) plus $750.00 for administrative fees. The Labrys Note contains customary events of default relating to, among other things, payment defaults, breach of representations and warranties, and breach of provisions of the Labrys Note or Labrys SPA.

Upon the occurrence of any Event of Default, the Labrys Note shall become immediately due and payable and the Company shall pay to Labrys, in full satisfaction of its obligations hereunder, an amount equal to the Principal Sum then outstanding plus accrued interest multiplied by 125% (the “Default Amount”). Upon the occurrence of an Event of Default, additional interest will accrue from the date of the Event of Default at the rate equal to the lower of 16% per annum or the highest rate permitted by law.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CLUBHOUSE MEDIA GROUP, INC.

Dated: March 15, 2021	By:	/s/ Amir Ben-Yohanan
Amir Ben-Yohanan
Chief Executive Officer

POWER OF ATTORNEY

Each person whose signature appears below hereby appoints Amir Ben-Yohanan as attorney-in-fact with full power of substitution to execute in the name and on behalf of the registrant and each such person, individually and in each capacity stated below, one or more amendments to the annual report on Form 10-K, which amendments may make such changes in the report as the attorney-in-fact acting deems appropriate and to file any such amendment to the annual report on Form 10-K with the Securities and Exchange Commission. Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Amir Ben-Yohanan	Chief Executive Officer and Chairman of the Board	March 15, 2021
Amir Ben-Yohanan	(Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)

/s/ Christian J. Young	President, Secretary and Director	March 15, 2021
Christian J. Young

/s/ Simon Yu	Chief Operating Officer and Director	March 15, 2021
Simon Yu

/s/ Harris Tulchin	Director	March 15, 2021
Harris Tulchin

/s/ Gary Marenzi	Director	March 15, 2021
Gary Marenzi

31