Form 10-Q
period 2021-03-31
Clubhouse Media Group, Inc.
filed 2021-05-17
CIK 1389518

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2021

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

As of May 14, 2021, there were 94,760,445 shares of common stock, par value $0.001 per share, of the registrant issued and outstanding.

FORM 10-Q

CLUBHOUSE MEDIA GROUP, INC.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Clubhouse Media Group, Inc.

Consolidated Balance Sheets

	As of March 31,	As of December 31,
	2021	2020
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$1,938,247	$37,774
Accounts receivable, net	47,832	213,422
Prepaid Expense	134,025	–
Other current assets	266,000	219,000
Total current assets	2,386,104	470,196

Property and equipment, net	63,076	64,792
Intangibles	79,653	–
Total assets	$2,528,833	$534,988

Liabilities and stockholder’s equity (deficit)
Current liabilities:
Accounts payable	$434,526	$219,852
Deferred revenue	83,420	73,648
Convertible notes payable, net	563,873	19,493
Convertible notes payable, net - related party	2,551,535	–
Shares to be issued	951,105	87,029
Derivative liability	254,957	304,490
Due to related parties	97,761	–
Total current liabilities	4,937,177	704,512

Notes payable - related party	–	2,162,562
Total liabilities	4,937,177	2,867,074

Commitments and contingencies	–	–

Stockholder’s equity:
Preferred stock, par value $0.001, authorized 50,000,000 shares; 0 shares issued and outstanding at March 31, 2021 and December 31, 2020	–	–
Common stock, par value $0.001, authorized 500,000,000 shares; 94,302,795 and 92,682,632 shares issued and outstanding at March 31, 2021 and December 31, 2020, respectively	94,302	92,682
Additional paid-in capital	5,954,350	152,953
Accumulated deficit	(8,456,996)	(2,577,721)
Accumulated other comprehensive income	-	–
Total stockholder’s equity (deficit)	(2,408,344)	(2,332,086)
Total liabilities and stockholder’s equity (deficit)	$2,528,833	$534,988

See Accompanying Notes to Unaudited Consolidated Financial Statements.

Clubhouse Media Group, Inc.

Consolidated Statements of Operations

	For the three months ended March 31, 2021	For the period from January 2, 2020 (inception) to March 31, 2020

Total Revenue, net	$523,376	$-
Cost of sales	316,684	-
Gross profit	206,692	–

Operating expenses:
Selling, general, and administrative	3,843,372	227,079
Rent expense	523,991	-
Total operating expenses	4,367,363	227,079

Operating loss	(4,160,671)	(227,079)

Other (income) expenses:
Interest expense, net	1,336,075	-
Loss in extinguishment of debt - related party	297,138	-
Other expense, net	54,227	-
Change in fair value of derivative liability	(49,533)	-
Total other (income) expenses	1,637,907	-

Loss before income taxes	(5,798,578)	(227,079)

Income tax (benefit) expense	-	-
Net loss	$(5,798,578)	$(227,079)

Basic and diluted weighted average shares outstanding	93,330,191	92,623,386

Basic and diluted net loss per share	$(0.06)	$(0.00)

See Accompanying Notes to Unaudited Consolidated Financial Statements.

Clubhouse Media Group, Inc.

Consolidated Statements of Stockholder’s Equity (Deficit)

(Unaudited)

							Total
	Common Stock		Preferred Shares		Paid-In	Accumulated	Stockholder’s
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity

Balance at January 2, 2020 (Inception)	–	$–	$–	$–	$–	$–	$-
Shares outstanding as of the recapitalization	45,812,191	45,812	-	-	-	-	45,812
Shares issued in recapitalization	46,811,195	46,811	-	-	(92,323)	-	(45,512)
Net loss	-	-	-	-	-	(227,079)	(227,079)
Balance at March 31, 2020	92,623,386	92,623	-	-	(92,323)	(227,079)	(226,779)

Balance at January 1, 2021	92,682,632	92,682	-	-	152,953	(2,577,721)	(2,332,086)
Stock compensation expense	207,817	208	-	-	2,112,980	-	2,113,188
Conversion of convertible debt	8,197	8	-	-	12,992	-	13,000
Shares issued to settle accounts payable	24,460	24	-	-	148,485	-	148,510
Shares issued as debt issuance costs for convertible notes payable	645,000	645	-	-	3,440,755	-	3,441,400
Beneficial conversion features	-		-	-	51,000	-	51,000
Acquisition of Magiclytics	734,689	735	-	-	19,265	(80,697)	(60,697)
Imputed Interest	-		-	-	15,920	-	15,920
Net loss	-	-	-	-	-	(5,798,578)	(5,798,578)
Balance at March 31, 2021	94,302,795	$94,302	$-	$-	$5,954,350	$(8,456,996)	$(2,408,344)

See Accompanying Notes to Unaudited Consolidated Financial Statements.

Clubhouse Media Group, Inc.

Consolidated Statements of Cash Flow

(Unaudited)

	For the three months ended March 31,	For the period from January 2, 2020 (Inception) to March 31,
	2021	2020
Cash flows from operating activities:
Net (loss) income	$(5,798,578)	$(227,079)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	502,871	–
Imputed interest	15,920	–
Stock compensation expense	2,977,264	–
Loss in extinguishment of debt - related party	297,138	–
Change in fair value of derivative liability	(49,533)	–
Loss in extinguishment of debt	55,525	–
Interest expense - derivative liability	–
Net changes in operating assets & liabilities:	–	–
Accounts receivable	165,590	–
Inventory	–	–
Other receivable	–	–
Prepaid expense, deposits and other current assets	(181,023)	(42,000)
Other assets	-	(104,000)
Accounts payable, accrued liabilities, due to affiliates, and other long-term liabilities	386,708	(42,000)
Net cash used in operating activities	(1,628,118)	(415,079)

Cash flows from investing activities:
Purchases of property, plant, and equipment	(5,220)	–
Purchases of intangible assets	(1,765)
Cash received from acquisition of Magiclytics	76	–
Net cash used in investing activities	(6,909)	–

Cash flows from financing activities:
Borrowings from related party note payable	135,000	373,079
Repayment to related party convertible note payable	(137,500)	-
Borrowings from convertible notes payable	3,538,000	-
Net cash provided by financing activities	3,535,500	373,079

Net increase in cash and cash equivalents	1,900,473	(42,000)
Cash and cash equivalents at beginning of period	37,774	–
Cash and cash equivalents at end of period	$1,938,247	$(42,000)

Supplemental disclosure of cash flow information
Cash paid during the period for:
Interest	$-	$-
Income taxes	$-	$-

Supplemental disclosure of non-cash investing and financing Activities:
Shares issued for conversion from convertible note payable	$13,000	$
Shares issued to settle accounts payable	$148,510	$-

See Accompanying Notes to Unaudited Consolidated Financial Statements.

Clubhouse Media Group, Inc.

Notes to the Unaudited Consolidated Financial Statements

March 31, 2021 and 2020

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

On November 12, 2020, the Company and WOHG entered into the Merger Agreement, and WOHG thereafter became a wholly owned subsidiary of the Company. WOHG was determined to be the accounting acquirer in the Merger based upon the terms of other factors, including: (1) the security holders owned approximately 50.54% of the Company’s issued and outstanding common stock as of immediately after the closing of the Merger. Following the completion of the Merger, the Company changed its name from Tongji Healthcare Group, Inc. to Clubhouse Media Group, Inc. The Merger was accounted for as a reverse-merger and recapitalization in accordance with accounting principles generally accepted in the United States of America (“GAAP”).  WOHG was the acquirer for financial reporting purposes and Clubhouse Media Group, Inc. was the acquired company.  Consequently, the assets and liabilities and the operations that are reflected in the historical financial statements prior to the Merger will be those of WOHG and will be recorded at the historical cost basis of WOHG.  The unaudited consolidated financial statements after completion of the Merger include the assets and liabilities of the Company and WOHG, historical operations of WOHG and operations of the Company from the closing date of the Merger.  Common stock and the corresponding capital amounts of the Company pre-merger have been retroactively restated as capital stock shares reflecting the exchange ratio in the Merger.  This was a common control transactions so all amounts were based on historical cost and no goodwill was recorded.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation

These unaudited consolidated financial statements have been prepared in accordance with GAAP and include all adjustments necessary for the fair presentation of the Company’s financial position for the periods presented.

The unaudited consolidated balance sheet as of December 31, 2020 was derived from the Company’s audited consolidated financial statements at that date. The accompanying unaudited consolidated interim financial statements should be read in conjunction with the audited consolidated financial statements and related notes thereto for the year ended December 31, 2020 included in the Company’s Annual Report on Form 10-K filed by the Company with the Securities and Exchange Commission (the “SEC”) on March 15, 2021, or the Annual Report. Interim results for the three months ended March 31, 2021 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2021.

Principles of Consolidation

The unaudited consolidated financial statements include the financial statements of the Company and its subsidiaries. All significant inter-company transactions and balances have been eliminated in consolidation.

Use of Estimates

In preparing the unaudited consolidated financial statements in conformity with GAAP, management makes estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities as of the dates of the unaudited consolidated financial statements, as well as the reported amounts of revenues and expenses during the reporting period. Significant estimates and assumptions made by management include, but are not limited to, revenue recognition, the allowance for bad debt, useful life of fixed assets, income taxes and unrecognized tax benefits, valuation allowance for deferred tax assets, and assumptions used in assessing impairment of long-lived assets. Actual results could differ from those estimates.

Reverse Merger Accounting

The Merger was accounted for as a reverse-merger and recapitalization in accordance with GAAP. WOHG was the acquirer for financial reporting purposes and Clubhouse Media Group, Inc. was the acquired company. Consequently, the assets and liabilities and the operations that are reflected in the historical financial statements prior to the Merger will be those of WOHG and will be recorded at the historical cost basis of WOHG since its inception on January 2, 2020. The consolidated financial statements after completion of the Merger include the assets and liabilities of the Company and WOHG, historical operations of WOHG since its inception on January 2, 2020 to the closing date of the merger, and operations of the Company from the closing date of the Merger. Common stock and the corresponding capital amounts of the Company pre-merger have been retroactively restated as capital stock shares reflecting the exchange ratio in the Merger. In conjunction with the Merger, WOHG received no cash and assumed no liabilities from Clubhouse Media Group, Inc. All members of the Company’s executive management are from WOHG.

Business Combination

The Company applies the provisions of the Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (“ASC”) 805, Business Combinations, in accounting for its acquisitions. It requires the Company to recognize separately from goodwill the assets acquired and the liabilities assumed, at the acquisition date fair values. Goodwill as of the acquisition date is measured as the excess of consideration transferred over the acquisition date fair values of the net assets acquired and the liabilities assumed. While the Company uses its best estimates and assumptions to accurately value assets acquired and liabilities assumed at the acquisition date as well as contingent consideration, where applicable, its estimates are inherently uncertain and subject to refinement. As a result, during the measurement period, which may be up to one year from the acquisition date, the Company records adjustments to the assets acquired and liabilities assumed with the corresponding offset to goodwill. Upon the conclusion of the measurement period or final determination of the values of assets acquired or liabilities assumed, whichever comes first, any subsequent adjustments are recorded to the unaudited consolidated statements of operations.

Cash and Cash Equivalents

Cash equivalents consist of highly liquid investments with maturities of three months or less when purchased. Cash and cash equivalents are on deposit with financial institutions without any restrictions.

Advertising

Advertising costs are expensed when incurred and are included in selling, general, and administrative expense in the accompanying unaudited consolidated statements of operations. We incurred advertising expenses of $20,545 and $22,770 for the three months ended March 31, 2021 and for the period from January 2, 2020 (inception) to March 31, 2020, respectively.

Accounts Receivable

The Company’s accounts receivable arises from providing services. The Company does not adjust its receivables for the effects of a significant financing component at contract inception if it expects to collect the receivables in one year or less from the time of sale. The Company does not expect to collect receivables greater than one year from the time of sale.

The Company’s policy is to maintain an allowance for potential credit losses on accounts receivable. Management reviews the composition of accounts receivable and analyzes historical bad debts, customer concentrations, customer credit worthiness, current economic trends and changes in customer payment patterns to evaluate the adequacy of these reserves. Amounts determined to be uncollectible are charged or written-off against the reserve. As of March 31, 2021 and December 31, 2020, there were $0 and $0 for bad debt allowance for accounts receivable.

Property and equipment, net

Plant and equipment are stated at cost less accumulated depreciation and impairment. Depreciation of property, plant and equipment and are calculated on the straight-line method over their estimated useful lives or lease terms generally as follows:

Classification	Useful Life
Equipment	3 years

Lease

On January 2, 2020, the Company adopted ASC Topic 842, Leases, or ASC 842, using the modified retrospective transition method with a cumulative effect adjustment to accumulated deficit as of January 1, 2019, and accordingly, modified its policy on accounting for leases as stated below. As described under “Recently Adopted Accounting Pronouncements,” below, the primary impact of adopting ASC 842 for the Company was the recognition in the unaudited consolidated balance sheet of certain lease-related assets and liabilities for operating leases with terms longer than 12 months. The Company elected to use the short-term exception and does not records assets/liabilities for short term leases as of March 31, 2021 and December 31, 2020.

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

Leased right-of-use assets are subject to impairment testing as a long-lived asset at the asset-group level. The Company monitors its long-lived assets for indicators of impairment. As the Company's leased right-of-use assets primarily relate to facility leases, early abandonment of all or part of facility as part of a restructuring plan is typically an indicator of impairment. If impairment indicators are present, the Company tests whether the carrying amount of the leased right-of-use asset is recoverable including consideration of sublease income, and if not recoverable, measures impairment loss for the right-of-use asset or asset group.

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

The Company generates revenue from its managed services when a marketer (typically a brand, agency or partner) pays the Company to provide custom content, influencer marketing, amplification or other campaign management services (“Managed Services”)

The Company maintains separate arrangements with each marketer and content creator either in the form of a master agreement or terms of service, which specify the terms of the relationship and access to its platforms, or by statement of work, which specifies the price and the services to be performed, along with other terms. The transaction price is determined based on the fixed fee stated in the statement of work and does not contain variable consideration. Marketers who contract with the Company to manage their advertising campaigns or custom content requests may prepay for services or request credit terms. The agreement typically provides for either a non-refundable deposit, or a cancellation fee if the agreement is canceled by the customer prior to completion of services. Billings in advance of completed services are recorded as a contract liability until earned. The Company assesses collectibility based on a number of factors, including the creditworthiness of the customer and payment and transaction history.

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

Based on the Company’s evaluations, revenue from Managed Services is reported on a gross basis because the Company has the primary obligation to fulfill the performance obligations and it creates, reviews and controls the services. The Company takes on the risk of payment to any third-party creators and it establishes the contract price directly with its customers based on the services requested in the statement of work. The contract liabilities as of March 31, 2021 and December 31, 2020  were $83,420 and $73,848, respectively.

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

Recoverability of long-lived assets to be held and used is measured by comparing the carrying amount of an asset to the estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated undiscounted future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the assets. Fair value is generally determined using the asset’s expected future discounted cash flows or market value, if readily determinable. Based on its review, the Company believes that, as of and for the three months ended March 31, 2021 and December 31, 2020, there were no impairment loss of its long-lived assets.

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

The Company recognizes the tax effects of an uncertain tax position only if it is more likely than not to be sustained based solely on its technical merits as of the reporting date and then only in an amount more likely than not to be sustained upon review by the tax authorities. Income tax positions that previously failed to meet the more likely than not threshold are recognized in the first subsequent financial reporting period in which that threshold is met. Previously recognized tax positions that no longer meet the more likely than not threshold are derecognized in the first subsequent financial reporting period in which that threshold is no longer met. The Company classifies potential accrued interest and penalties related to unrecognized tax benefits within the accompanying unaudited consolidated statements of operations and comprehensive income (loss) as income tax expense.

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

The Company used Level 3 inputs for its valuation methodology for the derivative liabilities for conversion feature of the convertible notes in determining the fair value the weighted-average Binomial option pricing model following assumption inputs. The fair value of derivative liability as of March 31, 2021 and December 31, 2020 were $254,957 and $304,490, respectively.

Basic Income (Loss) Per Share

Under the provisions of ASC 260, “Earnings per Share,” basic loss per common share is computed by dividing net loss available to common shareholders by the weighted average number of shares of common stock outstanding for the periods presented. Diluted net loss per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that would then share in the income of the Company, subject to anti-dilution limitations. Potential common shares consist of the convertible promissory notes payable as of March 31, 2021 and December 31, 2020. As of March 31, 2021 and December 31, 2020, there were approximately 4,139,081   and 127,922 potential shares issuable upon conversion of convertible notes payable.

The table below presents the computation of basic and diluted earnings per share for the three month ended March 31, 2021 and for the period from January 2, 2020 (inception) to March 31, 2020:

	For the three months ended March 31, 2021	For the period from January 2, 2020 (inception) to March 31, 2020
Numerator:
Net loss	$(5,798,578)	$(227,079)
Denominator:
Weighted average common shares outstanding—basic	93,330,191	92,623,286
Dilutive common stock equivalents	-	-
Weighted average common shares outstanding—diluted	93,330,191	92,623,386
Net loss per share:
Basic	$(0.06)	$(0.00)
Diluted	$(0.06)	$(0.00)

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

Derivative instruments

The fair value of derivative instruments is recorded and shown separately under liabilities. Changes in the fair value of derivatives liability are recorded in the unaudited consolidated statement of operations under other (income) expense.

Our Company evaluates all of its financial instruments to determine if such instruments are derivatives or contain features that qualify as embedded derivatives under ASC 815. For derivative financial instruments that are accounted for as liabilities, the derivative instrument is initially recorded at its fair value and is then re-valued at each reporting date, with changes in the fair value reported in the unaudited consolidated statements of operations. For stock-based derivative financial instruments, the Company uses binomial option-pricing model to value the derivative instruments at inception and on subsequent valuation dates. The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is evaluated at the end of each reporting period. Derivative instrument liabilities are classified in the balance sheet as current or non-current based on whether or not net-cash settlement of the derivative instrument could be required within 12 months of the balance sheet date.

Beneficial Conversion Features

If a conversion features did not meet the definition of derivative liability under ASC 815, the Company evaluates the conversion feature for a beneficial conversion feature. The effective conversion price was compared to the market price on the date of the note. If the effective conversion price was less than the market value of underlying common stock at the inception of the convertible promissory note, the Company recorded the difference as debt discounts and amortized over the life of the notes using the effective interest method. The Company amortized $495,936   and $0 of the discount on the convertible notes payable to interest expense for the three months ended March 31, 2021 and for the period from January 2, 2020 (inception) to March 31, 2020, respectively.

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

New Accounting Pronouncements

In June 2016, the FASB issued ASU 2016-13, Measurement of Credit Losses on Financial Instruments (Topic 326): Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”). ASU 2016-13 requires companies to measure credit losses utilizing a methodology that reflects expected credit losses and requires a consideration of a broader range of reasonable and supportable information to inform credit loss estimates. ASU 2016-13 is effective for fiscal years beginning after December 15, 2022, including those interim periods within those fiscal years. We did not expect the adoption of this guidance have a material impact on its unaudited consolidated financial statements.

On October 1, 2020, we early adopted ASU No. 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes (ASU 2019-12), which simplifies the accounting for income taxes. This guidance was effective beginning January 1, 2021, with early adoption permitted. The adoption of this new standard did not have a material impact on our unaudited consolidated financial statements.

In August 2020, the FASB issued ASU No. 2020-06, Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity's Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity (ASU 2020-06), which simplifies the accounting for convertible instruments by reducing the number of accounting models available for convertible debt instruments. This guidance also eliminates the treasury stock method to calculate diluted earnings per share for convertible instruments and requires the use of the if-converted method. This guidance will be effective for us in the first quarter of 2022 on a full or modified retrospective basis, with early adoption permitted. The Company is currently evaluating the timing, method of adoption and overall impact of this standard on its consolidated financial statements.

NOTE 3 – GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates continuity of operations, realization of assets, and liquidation of liabilities in the normal course of business.

As reflected in the accompanying financial statements, the Company had a net loss of $5,798,578 for the three months ended March 31, 2021, negative working capital as of March 31, 2021, and stockholder’s deficit of $8,456,996. These factors among others raise substantial doubt about the Company’s ability to continue as a going concern.

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

NOTE 4 – BUSINESS COMBINATIONS

Acquisition of Magiclytics

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

Immediately prior to closing of the Agreement, Chris Young is the President and Director of the Company, and was the Chief Executive Officer, a Director, and a principal shareholder of 45% of outstanding capital stock of Magiclytics at the time of the share exchange. As a result of the common ownership upon closing of the transaction, the acquisition was considered a common-control transaction and was outside the scope of the    business combination guidance in ASC 805-10. The entities are deemed to be under common control as of February 27, 2018, which was the date that the majority shareholder acquired control of the Company and, therefore, held control over both companies.   The Company recorded the consideration issued to purchase Magiclytics based on the carrying value of the net assets received and $97,761 related party payables assumed per the acquisition agreement as of February 3, 2021 of $ (60,697). The financial statements as of March 31, 2021 were adjusted as if the acquisition happened at the beginning of the year as of January 1, 2021.

Acquisition Consideration

The following table summarizes the carrying value of purchase price consideration to acquire Magiclytics:

Description	Amount
Carrying value of purchase consideration:
Common stock issued	$(60,697)
Total purchase price	$(60,697)

Purchase Price Allocation

The following is an allocation of purchase price as of the February 3, 2021 acquisition closing date based upon an estimate of the carrying value of the assets acquired and the liabilities assumed by the Company in the acquisition (in thousands):

Description	Amount
Purchase price allocation:
Cash	$76
Intangibles	77,889
Related party payable	(97,761)
AP and accrued liabilities	(40,901)
Identifiable net assets acquired	(60,697)
Total purchase price	$(60,697)

NOTE 5 – PROPERTY AND EQUIPMENT

Fixed assets, net consisted of the following:

	March 31, 2021	December 31, 2020	Estimated Useful Life
	(unaudited)
Equipment	$84,956	$79,737	3 years

Property, plant, and equipment, gross	84,956	79,737
Less: accumulated depreciation and amortization	(21,880)	(14,945)
Property, plant, and equipment, net	$63,076	$64,792

Depreciation expense were $6,935 and $0 for the three months ended March 31, 2021 and for the period from January 2, 2020 (inception) to March 31, 2020, respectively.

NOTE 6 – INTANGIBLES

As of March 31, 2021 and December 31, 2020, the Company has intangible assets of $79,653 and $0 from the acquisition of Magiclytics in February 2021. It is a platform that internally developed for revenue prediction from influencer collaboration.

NOTE 7 – OTHER ASSETS

As of March 31, 2021 and December 31, 2020, other assets consist of security deposit of $266,000 and $219,000 for operating leases, respectively.

NOTE 8 – CONVERTIBLE NOTES PAYABLE

Convertible Promissory Note – Scott Hoey

On September 10, 2020, the Company entered into a note purchase agreement with Scott Hoey, pursuant to which, on same date, the Company issued a convertible promissory note to Mr. Hoey the aggregate principal amount of $7,500 for a purchase price of $7,500 (“Hoey Note”).

The Hoey Note had a maturity date of September 10, 2022 and bore interest at 8% per year. No payments of the principal amount or interest are due prior to the maturity date other than as specifically set forth in the Hoey Note, and the Company may prepay all or any portion of the principal amount and any accrued and unpaid interest at any time without penalty. Mr. Hoey had the right, until the Indebtedness is paid in full, to convert all, but only all, of the then-outstanding Indebtedness into shares of Company common stock at a conversion price of 50% of the volume weighted average of the closing price (“VWAP”) during the 20-trading day period immediately prior to the option conversion date, subject to customary adjustments for stock splits, etc. occurring after the issuance date.

On December 8, 2020, the Company issued to Mr. Hoey 10,833 shares of Company common stock upon the conversion of the $7,500 convertible promissory note issued to Mr. Hoey at a conversion price of $0.69 per share.

Since the conversion price is based on 50% of the VWAP during the 20-trading day period immediately prior to the option conversion date, the Company has determined that the conversion feature is considered a derivative liability for the Company, which is detailed in Note 10.

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

Since the conversion price is based on 30% of the VWAP during the 20-trading day period immediately prior to the option conversion date, the Company has determined that the conversion feature is considered a derivative liability for the Company, which is detailed in Note 10.

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

Since the conversion price is based on 50% of the VWAP during the 20-trading day period immediately prior to the option conversion date, the Company has determined that the conversion feature is considered a derivative liability for the Company, which is detailed in Note 10.

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

Since the conversion price is based on 50% of the VWAP during the 20-trading day period immediately prior to the option conversion date, the Company has determined that the conversion feature is considered a derivative liability for the Company, which is detailed in Note 10.

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

Since the conversion price is based on 50% of the VWAP during the 20-trading day period immediately prior to the option conversion date, the Company has determined that the conversion feature is considered a derivative liability for the Company, which is detailed in Note 10.

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

Since the conversion price is based on 70% of the VWAP during the 20-trading day period immediately prior to the option conversion date, the Company has determined that the conversion feature is considered a derivative liability for the Company, which is detailed in Note 10.

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

The $25,000 original issue discounts, the fair value of 50,000 shares issued, and the beneficial conversion features were recorded as debt discounts and amortized over the term of the note. Therefore, the total debt discounts at the inception date of this convertible promissory note were $217,024.

Convertible Promissory Note – GS Capital Partners #1

On January 25, 2021, the Company entered into a securities purchase agreement (the “GS Capital #1”) with GS Capital Partners, LLC (“GS Capital”), pursuant to which, on same date, the Company (i) issued a convertible promissory note to GS Capital the aggregate principal amount of $288,889 for a purchase price of $260,000, reflecting a $28,889 original issue discount (the “GS Capital Note”), and in connection therewith, sold to GS Capital 50,000 shares of Company Common Stock at a purchase price of $0.001 per share. In addition, at the closing of this sale, the Company reimbursed GS Capital the sum of $10,000 for GS Capital’s costs in completing the transaction, which amount GS Capital withheld from the total purchase price paid to the Company.

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

The $28,889 original issue discounts, the fair value of 50,000 shares issued, and the beneficial conversion features were recorded as debt discounts and amortized over the term of the note. Therefore, the total debt discounts at the inception date of this convertible promissory note were $288,889.

Convertible Promissory Note – GS Capital Partners #2

On February 19, 2021, the Company entered into another securities purchase agreement with GS Capital (the “GS Capital #2”), pursuant to which, on same date, the Company issued a convertible promissory note to GS Capital the aggregate principal amount of $577,778 for a purchase price of $520,000, reflecting a $57,778 original issue discount, and in connection therewith, sold to GS Capital 100,000 shares of Company’s common stock, par value $0.001 per share at a purchase price of $100, representing a per share price of $0.001 per share. In addition, at the closing of this sale, the Company reimbursed GS Capital the sum of $10,000 for GS Capital’s costs in completing the transaction, which amount GS Capital withheld from the total purchase price paid to the Company.

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

The $57,778 original issue discounts, the fair value of 100,000 shares issued, and the beneficial conversion features were recorded as debt discounts and amortized over the term of the note. Therefore, the total debt discounts at the inception date of this convertible promissory note were $577,778.

Convertible Promissory Note – GS Capital Partners #3

On March 16, 2021, the Company entered into another securities purchase agreement with GS Capital (the “GS Capital #3”), pursuant to which, on same date, the Company issued a convertible promissory note to GS Capital the aggregate principal amount of $577,778 for a purchase price of $520,000, reflecting a $57,778 original issue discount, and in connection therewith, sold to GS Capital 100,000 shares of Company’s common stock, par value $0.001 per share at a purchase price of $100, representing a per share price of $0.001 per share. In addition, at the closing of this sale, the Company reimbursed GS Capital the sum of $10,000 for GS Capital’s costs in completing the transaction, which amount GS Capital withheld from the total purchase price paid to the Company.

The GS Capital Note has a maturity date of March 22, 2022 and bears interest at 10% per year. No payments of the principal amount or interest are due prior to the maturity date other than as specifically set forth in the GS Capital Note, and the Company may prepay all or any portion of the principal amount and any accrued and unpaid interest at any time without penalty.

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

The $57,778 original issue discounts, the fair value of 100,000 shares issued, and the beneficial conversion features were recorded as debt discounts and amortized over the term of the note. Therefore, the total debt discounts at the inception date of this convertible promissory note were $577,778.

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

The $440,000 original issue discounts, the fair value of 220,000 shares issued, and the beneficial conversion features were recorded as debt discounts and amortized over the term of the note. Therefore, the total debt discounts at the inception date of this convertible promissory note were $1,540,000.

Convertible Promissory Note – Amir Ben-Yohanan

On February 2, 2021, the Company and Amir Ben-Yohanan, its Chief Executive Officer, entered into a promissory note in the total principal amount of $2,400,000 (the “Amir 2021 Note”) to replace the Amir 2020 note. The Note memorializes a $2,400,000 loan that Mr. Ben-Yohanan previously advanced to the Company and its subsidiaries to fund their operations. The Note bears simple interest at a rate of eight percent (8%) per annum, and the Company may prepay all or any portion of the principal amount and any accrued and unpaid interest of the Note at any time without penalty.

At the time of the qualification by the SEC of the Company’s Offering Circular, pursuant to Regulation A under the Securities Act of 1933,  as amended, $1,000,000 of the Indebtedness shall, automatically and  without any further action of the Company or the Holder, be converted into a number of restricted  fully paid and non-assessable shares of shares of common stock, par value $0.001 per share, of the  Company equal to (i) $1,000,000 divided by (ii) the price per share of the  Common Stock as offered in the Offering Circular.

The Amir 2021 Note added a substantial new conversion features as compare to the Amir 2020 note, therefore, the issuance of a new debt instrument and satisfaction of an existing debt instrument by the debtor should be accounted for as debt extinguishment if the debt instruments have substantially different terms. The Company recorded $297,138 as debt extinguishment expense in the unaudited consolidated statement of operations under other (income) expense.

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

The $100,000 original issue discounts, the fair value of 125,000 shares issued, and the beneficial conversion features were recorded as debt discounts and amortized over the term of the note. Therefore, the total debt discounts at the inception date of this convertible promissory note were $1,000,000.

Convertible Promissory Note Holder	Start Date	End Date	Note Principal Balance	Debt Discounts As of Issuance	Amortization	Debt Discounts As of 3/31/2021
Scott Hoey	9/10/2020	9/10/2022	-	7,500	(7,500)	-
Cary Niu	9/18/2020	9/18/2022	50,000	50,000	(13,288)	36,712
Jesus Galen	10/6/2020	10/6/2022	30,000	30,000	(7,233)	22,767
Darren Huynh	10/6/2020	10/6/2022	50,000	50,000	(12,055)	37,945
Wayne Wong	10/6/2020	10/6/2022	25,000	25,000	(6,027)	18,973
Matt Singer	1/3/2021	1/3/2023	13,000	13,000	(13,000)	-
ProActive Capital	1/20/2021	1/20/2022	250,000	217,024	(41,621)	175,403
GS Capital #1	1/25/2021	1/25/2022	288,889	288,889	(51,446)	237,443
Tiger Trout SPA	1/29/2021	1/29/2022	1,540,000	1,540,000	(257,370)	1,282,630
GS Capital #2	2/16/2021	2/16/2022	577,778	577,778	(63,318)	514,460
Labrys Fund, LLP	3/11/2021	3/11/2022	1,000,000	1,000,000	(54,795)	945,205
GS Capital #3	3/16/2021	3/16/2022	577,778	577,778	(23,744)	554,034
Total					Total	3,825,572
					Add: Remaining note principal balance	4,389,445
					Total convertible promissory notes, net	563,873

Future maturities of convertible notes payable at March 31, 2021 are as follows:

Years ending December 31,
2021	$-
2022	4,389,445
2023	–
2024	–
2025	-
Thereafter	–
$4,389,445

NOTE 9 – SHARES TO BE ISSUED - LIABILITY

As of March 31, 2021 and December 31, 2020, the Company entered into various consulting agreements with consultants, directors, and terms of future financing from Labrys. The balances of shares to be issued – liability were $951,105 and $87,029 and has not been issued as of March 31, 2021 and December 31, 2020. The Company recorded these consultant and director shares under liability based on the shares will be issued at a fixed monetary amount known at inception under ASC 480.

NOTE 10 – DERIVATIVE LIABILITY

The derivative liability is derived from the conversion features in note 8 signed for the period ended December 31, 2020. All were valued using the weighted-average Binomial option pricing model using the assumptions detailed below. As of March 31, 2021 and December 31, 2020, the derivative liability were $254,957 and $304,490, respectively. The Company recorded $49,533 and $0 loss from gain (loss) in derivative liability during the three months ended March 31, 2021 and 2020, respectively. The Binomial model with the following assumption inputs:

March 31, 2021
Annual Dividend Yield	—
Expected Life (Years)	1.4 – 1.5 years
Risk-Free Interest Rate	0.16%
Expected Volatility	306 - 311%

Fair value of the derivative is summarized as below:

Beginning Balance, December 31, 2020	$304,490
Additions	-
Mark to Market	(49,533)
Cancellation of Derivative Liabilities Due to Conversions	-
Reclassification to APIC Due to Conversions	-
Ending Balance, March 31, 2021	$254,957

December 31, 2020
Annual Dividend Yield	—
Expected Life (Years)	1.6 – 2.0 years
Risk-Free Interest Rate	0.13 – 0.17%
Expected Volatility	318 - 485%

Fair value of the derivative is summarized as below:

Beginning Balance, December 31, 2019	$-
Additions	270,501
Mark to Market	61,029
Cancellation of Derivative Liabilities Due to Conversions	-
Reclassification to APIC Due to Conversions	(27,040)
Ending Balance, December 31, 2020	$304,490

NOTE 11 – NOTE PAYABLE, RELATED PARTY

For the period ended December 31, 2020, the Company signed a note payable agreement (“Amir 2020 note”) with the Company’s Chief Executive Officer for advances up to $5,000,000 at 0% interest rate. The entire balance has to be paid back on or before January 31, 2023. As of December 31, the Company has a balance of $2,162,562 owed to the Chief Executive Officer of the Company. The note payable was subsequently amended on February 2, 2021.

On February 2, 2021, the Company and Amir Ben-Yohanan, its Chief Executive Officer, entered into a promissory note in the total principal amount of $2,400,000 (the “Amir 2021 Note”) to replace the Amir 2020 note. The Note memorializes a $2,400,000 loan that Mr. Ben-Yohanan previously advanced to the Company and its subsidiaries to fund their operations. The Note bears simple interest at a rate of eight percent (8%) per annum, and the Company may prepay all or any portion of the principal amount and any accrued and unpaid interest of the Note at any time without penalty.

At the time of the qualification by the SEC of the Company’s Offering Circular, pursuant to Regulation A under the Securities Act of 1933,  as amended, $1,000,000 of the Indebtedness shall, automatically and  without any further action of the Company or the Holder, be converted into a number of restricted  fully paid and non-assessable shares of shares of common stock, par value $0.001 per share, of the  Company equal to (i) $1,000,000 divided by (ii) the price per share of the  Common Stock as offered in the Offering Circular.

In accordance with ASC 470-50-40-10 a modification or an exchange of debt that adds or eliminates a substantive conversion option as of the conversion date would always be considered substantial and require extinguishment accounting. We concluded the conversion features of the Amir 2021 note is substantial. As a result, we recorded a loss on the extinguishment of debt in the amount of $297,138 in our consolidated statements of operations and credit as premium on the note payable to the related party. The premium will be amortized over the life of the loan which is expired on February 2, 2024.

NOTE 12 – RELATED PARTY TRANSACTIONS

As of December 31, 2020, the Company’s Chief Executive Officer had advanced $2,162,562 to the Company for payment of the Company’s operating expenses. The Company recorded $87,213 as imputed interest and recorded as additional paid in capital for the year ended December 31, 2020 from the loan advanced by the Company’s Chief Executive Officer.

On February 2, 2021, the Company and Amir Ben-Yohanan, its Chief Executive Officer, entered into a promissory note in the total principal amount of $2,400,000 (the “Amir 2021 Note”) to replace the Amir 2020 note. The Note memorializes a $2,400,000 loan that Mr. Ben-Yohanan previously advanced to the Company and its subsidiaries to fund their operations. The Note bears simple interest at a rate of eight percent (8%) per annum, and the Company may prepay all or any portion of the principal amount and any accrued and unpaid interest of the Note at any time without penalty. The Note bears simple interest at a rate of eight percent (8%) per annum, and the Company may prepay all or any portion of the principal amount and any accrued and unpaid interest of the Note at any time without penalty.

At the time of the qualification by the SEC of the Company’s Offering Circular, pursuant to Regulation A under the Securities Act of 1933,  as amended, $1,000,000 of the Indebtedness shall, automatically and  without any further action of the Company or the Holder, be converted into a number of restricted  fully paid and non-assessable shares of shares of common stock, par value $0.001 per share, of the  Company equal to (i) $1,000,000 divided by (ii) the price per share of the  Common Stock as offered in the Offering Circular.

For the three months ended March 31, 2021, the Board of Directors approved and paid $285,000 cash bonuses to Amir Ben-Yohanan, Chris Young, and Simon Yu.

For the three months ended March 31, 2021, the Company’s Chief Executive Officer advanced an additional $135,000 to the Company to pay the Company’s operating expenses.

Effective March 4, 2021, the Company entered into three (3) separate director agreements with three Amir Ben-Yohanan, Christopher Young, and Simon Yu. The Director Agreements set out terms and conditions of each of Mr. Ben-Yohanan’s, Mr. Young’s, and Mr. Yu’s role as a director of the Company.

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

As of March 31, 2021 and December 31, 2020, the Company has a payable balance owed to Christian Young of $0 and $23,685.

As of March 31, 2021 and December 31, 2020, the Company has a payable balance owed to the original Magiclytics shareholders of $97,761 and $0 from the acquisition of Magiclytics on February 3, 2021.

NOTE 13 – STOCKHOLDERS’ EQUITY (DEFICIT)

On July 7, 2020, the Company increased the authorized capital stock of the Company to 550,000,000, comprised of 500,000,000 shares of common stock, par value $0.001, and 50,000,000 shares of preferred stock, par value $0.001.

Preferred Stock

As of March 31, 2021 and December 31, 2020, there were no preferred shares issued and outstanding.

Common Stock

As of March 31, 2021 and December 31, 2020, the Company had 50,000,000 shares of common stock authorized with a par value of $0.001. There were 94,302,795 and 92,682,632 shares issued and outstanding as of March 31, 2021 and December 31, 2020, respectively.

For the three months ended March 31, 2021, the Company issued 207,817 shares to consultants and directors at fair value of $2,113,188.

For the three months ended March 31, 2021, the Company issued 734,689 shares to acquire Magiclytics,

For the three months ended March 31, 2021, the Company issued 8,197 shares to settle a conversion of $13,000 convertible promissory note.

For the three months ended March 31, 2021, the Company issued 24,460 shares to settle an accounts payable balance of $148,510.

For the three months ended March 31, 2021, the Company issued 645,000 shares as debt issuance costs for convertible notes payable at fair value of $3,441,400.

NOTE 14 – COMMITMENTS AND CONTINGENCIES

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

On March 27, 2020, President Trump signed into law the “Coronavirus Aid, Relief, and Economic Security (CARES) Act.” The CARES Act, among other things, includes provisions relating to refundable payroll tax credits, deferment of employer side social security payments, net operating loss carryback periods, alternative minimum tax credit refunds, modifications to the net interest deduction limitations, increased limitations on qualified charitable contributions, and technical corrections to tax depreciation methods for qualified improvement property. It also appropriated funds for the SBA Paycheck Protection Program loans that are forgivable in certain situations to promote continued employment, as well as Economic Injury Disaster Loans to provide liquidity to small businesses harmed by COVID-19. The Company did not obtain CARES Act relief financing under the Paycheck Protection Program (“PPP Loans”) for each of its operating subsidiaries.

The Company continues to examine the impact that the CARES Act may have on our business. Currently, management is unable to determine the total impact that the CARES Act will have on our financial condition, results of operations, or liquidity.

The Company has four short term leases in the United States and two month to month leases in Europe as of March 31, 2021. All short-term leases will be expired in 2021. The total monthly rent expense is approximately $180,000.

NOTE 15 – SUBSEQUENT EVENTS

The Company has evaluated events subsequent to March 31, 2021, to assess the need for potential recognition or disclosure in the unaudited consolidated financial statements. Such events were evaluated through May 17, 2021, the date and time the unaudited consolidated financial statements were issued, and it was determined that no subsequent events, except as follows, occurred that required recognition or disclosure in the unaudited consolidated financial statements.

Convertible Promissory Note – GS Capital Partners #4

On April 1, 2021, the Company entered into another securities purchase agreement with GS Capital (the “GS Capital #4”), pursuant to which, on same date, the Company issued a convertible promissory note to GS Capital the aggregate principal amount of $550,000 for a purchase price of $500,000, reflecting a $50,000 original issue discount, and in connection therewith, sold to GS Capital 45,000 shares of Company’s common stock, par value $0.001 per share at a purchase price of $45, representing a per share price of $0.001 per share. In addition, at the closing of this sale, the Company reimbursed GS Capital the sum of $10,000 for GS Capital’s costs in completing the transaction, which amount GS Capital withheld from the total purchase price paid to the Company.

The GS Capital Note has a maturity date of April 1, 2022 and bears interest at 10% per year. No payments of the principal amount or interest are due prior to the maturity date other than as specifically set forth in the GS Capital Note, and the Company may prepay all or any portion of the principal amount and any accrued and unpaid interest at any time without penalty.

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

The $50,000 original issue discounts, 45,000 shares issued at fair value of $437,400, and the beneficial conversion features were recorded as debt discounts and amortized over the term of the note, but since the total debt discounts cannot exceed the note principal balance of $550,000, the total debt discount at the inception date of this convertible promissory note were recorded at $550,000.

Convertible Promissory Note – Eagle Equities LLC

On April 13, 2021, the Company entered into a securities purchase agreement (the “Eagle SPA”) with Eagle Equities LLC (“Eagle Equities”), pursuant to which, on same date, the Company issued a convertible promissory note to Eagle Equities in the aggregate principal amount of $1,100,000 for a purchase price of $1,000,000.00, reflecting a $100,000 original issue discount (the “Eagle Equities Note”), and, in connection therewith, sold to Eagle Equities 165,000 shares of Company’s common stock, par value of $0.001 per share (the “Company Common Stock”) at a purchase price of $165.00, representing a per share price of $0.001 per share. In addition, at the closing of this sale, the Company reimbursed Eagle Equities the sum of $10,000 for Eagle Equities’ costs in completing the transaction, which amount Eagle Equities withheld from the total purchase price paid to the Company.

The Eagle Equities Note has a maturity date of April 13, 2022 and bears interest at 10% per year. No payments of the principal amount or interest are due prior to the maturity date other than upon the circumstances set forth in the Eagle Equities Note – specifically, if (i) the SEC qualifies the Company’s offering statement related to the Company’s planned offering of Company Common Stock pursuant to Regulation A under the Securities Act of 1933, as amended; and (ii) the Company receives $3,5000,000 in net proceeds from such Regulation A Offering, then Company must repay the principal amount and any accrued and unpaid interest on the Eagle Equities Note within three (3) business days from the date of such occurrence. The Company may prepay all or any portion of the principal amount and any accrued and unpaid interest at any time without penalty.

The Eagle Equities Note (and the principal amount and any accrued and unpaid interest) is convertible into shares of the Company Common Stock at Eagle Equities’ election at any time following the time that the SEC qualifies the Company’s offering statement related to the Company’s planned offering of Company Common Stock pursuant to Regulation A under the Securities Act of 1933, as amended. At such time, the Eagle Equities Note (and the principal amount and any accrued and unpaid interest) will be convertible in restricted shares of Company Common Stock at a conversion price equal to 70% of the initial offering price of the Company Common Stock in the Regulation A Offering, subject to a customary beneficial ownership limitation of 9.99%, which may be waived by Eagle Equities on 61 days’ notice to the Company. The conversion price is subject to customary adjustments for any stock splits, etc. which occur following the determination of the conversion price. Alternatively, if the SEC has not qualified the Company’s offering statement related to the Company’s planned offering of Company Common Stock pursuant to Regulation A under the Securities Act of 1933 by October 10, 2021, and Eagle Equities Note has not yet been fully repaid, then Eagle Equities will have the right to convert the Eagle Equities Note (and the principal amount and any accrued and unpaid interest) into restricted shares of Company Common Stock at a conversion price of $6.50 per share (subject to customary adjustments for any stock splits, etc. which occur following the April 13, 2021).

Convertible Promissory Note – GS Capital Partners #5

On April 29, 2021, Clubhouse Media Group, Inc. (the “Company”) entered into a securities purchase agreement (the “Securities Purchase Agreement”) with GS Capital Partners, LLC (“GS Capital”), pursuant to which, on same date, the Company issued a convertible promissory note to GS Capital in the aggregate principal amount of $550,000 for a purchase price of $500,000, reflecting a $50,000 original issue discount (the “April 2021 GS Capital Note #2”) and, in connection therewith, sold to GS Capital 125,000 shares of the Company’s common stock, par value $0.001 per share (the “Company Common Stock”) at a purchase price of $125, representing a per share price of $0.001 per share. In addition, at the closing of this sale, the Company reimbursed GS Capital the sum of $5,000 for GS Capital’s costs in completing the transaction, which amount GS Capital withheld from the total purchase price paid to the Company.

The April 2021 GS Capital Note #2 has a maturity date of April 29, 2022 and bears interest at 10% per year. No payments of the principal amount or interest are due prior to the maturity date other than as specifically set forth in the April 2021 GS Capital Note #2, and the Company may prepay all or any portion of the principal amount and any accrued and unpaid interest at any time without penalty.

The April 2021 GS Capital Note #2 (and the principal amount and any accrued and unpaid interest) is convertible into shares of the Company’s common stock, par value $0.001 per share (the “Company Common Stock”) at GS Capital’s election at any time following the time that the SEC qualifies the Company’s offering statement related to the Company’s planned offering of Company Common Stock pursuant to Regulation A under the Securities Act of 1933, as amended (the “Regulation A Offering”). At such time, the April 2021 GS Capital Note #2 (and the principal amount and any accrued and unpaid interest) will be convertible at a conversion price equal to 70% of the initial offering price of the Company Common Stock in the Regulation A Offering, subject to a customary beneficial ownership limitation of 9.99%, which may be waived by GS Capital on 61 days’ notice to the Company. The conversion price is subject to customary adjustments for any stock splits, etc. which occur following the determination of the conversion price.

Consulting Agreement

On April 2, 2021, the Company entered into a Consulting Agreement by and between the Company and Andrew Omori. Pursuant to the terms of the Consulting Agreement, Mr. Omori agreed to (i) provide general corporate advice on strategic matters to the Company, and (ii) serve as an advisor to the Company’s Board of Directors. Among other things, Mr. Omori will not act as an investment advisor or broker/dealer, his services are not exclusive, he will not negotiate the sale of the Company’s securities, and Mr. Omori is not required to render any specific number of hours to the Company. In exchange for Mr. Omori’s services, at the end of each one-month period, the Company will issue to Mr. Omori a number of shares of the Company’s common stock equal to $30,000 divided by the VWAP as of the last day of such monthly period or the date of earlier termination or expiration of the Consulting Agreement, as applicable. The Consulting Agreement will continue for a period of one year from April 2, 2021, unless sooner terminated in accordance with the terms of the Consulting Agreement. The term of the Consulting Agreement may be renewed upon the mutual written agreement of the parties via an amendment to the Consulting Agreement. The Consulting Agreement may be terminated at any time by either party upon notice to the other party.

Simon Yu Employment Agreement

On April 9, 2021, the Company entered into an employment agreement with Simon Yu, its Chief Operating Officer. Pursuant to this employment agreement, Mr. Yu agreed to continue to serve as Chief Operating Officer of the Company, reporting to the Chief Executive Officer of the Company (or other person determined by the Chief Executive Officer or the Company’s Board of Directors (the “Board”). As compensation for Mr. Yu’s services, the Company agreed to pay Mr. Yu an annual base salary of $380,000 (the “Base Salary”) comprised of two parts a “Cash Portion”, and an “Optional Portion”. The Cash Portion is a monthly cash payment of $15,000 – or $180,000 on an annual basis. The remaining $200,000 per year – the Optional Portion – is payable as follows:

(i)	If the Company’s Board determines that the Company has sufficient cash on hand to pay all or a portion of the Optional Portion in cash, such amount shall be paid in cash.
(i)

If the Board determines that the Company does not have sufficient cash on hand to pay all of the Optional Portion in cash, then the portion of the Optional Portion which the Board determines that the Company has sufficient cash on hand to pay in cash will be paid in cash, and the remainder (the “Deferred Portion”) will either:

	a.	be paid at a later date, when the Board determines that the Company has sufficient cash on hand to enable the Company to pay the Deferred Portion; or
	b.	will not be paid in cash – and instead, the Company will issue shares of Company Common Stock equal to (A) the Deferred Portion, divided by (B) the VWAP (as defined in the employment agreement) as of the date of issuance of such shares of Company Common Stock.

In addition, pursuant to the employment agreement, Mr. Yu is entitled to be paid discretionary annual bonuses as determined by the Board (currently intended to be a maximum of $250,000 per year), and is also entitled to receive fringe benefits, such as, but not limited to, reimbursement for reimbursement for all reasonable and necessary out-of-pocket business, entertainment and travel, vacation days, and certain insurances.

The initial term of the employment agreement is one (1) year from the effective date of the agreement (i.e. April 9, 2022), unless earlier terminated. Thereafter, the term is automatically extended on an annual basis for terms of one (1) year each, unless either the Company or Mr. Yu provides notice to the other party of their desire to not so renew the term of the agreement (as applicable) at least thirty (30) days prior to the expiration of the then-current term.

Mr. Yu’s employment with the Company shall be “at will,” meaning that either Mr. Yu or the Company may terminate Mr. Yu’s employment at any time and for any reason, subject to certain terms and conditions.

The Company may terminate the employment agreement at any time, with or without “cause”, as defined in the employment agreement and Mr. Yu may terminate the employment agreement at any time, with or without “good reason”, as defined in the employment agreement. If the Company terminates the employment agreement for cause or Mr. Yu terminates the employment agreement without good reason, Mr. Yu will be entitled to be paid any unpaid salary owed or accrued, including the issuance of any shares of Company Common Stock owed or accrued (as compensation) as of the termination date. In the event that there was any Deferred Portion which had been agreed to be paid in cash, such Deferred Portion instead will be paid in shares of Company Common Stock as though such amount had been agreed to be paid via the issuance of shares of Company Common Stock. Mr. Yu will also be entitled to payment for any unreimbursed expenses as of the termination date. However, any unvested portion of any equity granted to Mr. Yu will be immediately forfeited as of the termination date.

If the Company terminates the employment agreement without cause or Mr. Yu terminates the employment agreement with good reason, Mr. Yu will be entitled to receive the same compensation (unpaid accrued salary and unreimbursed expenses), and, in addition, will be entitled to receive, in one lump sum, the remainder of Mr. Yu’s annual salary that has not yet been paid as of the date of the termination – either in cash, or in shares of Company Common Stock. Further, any equity grant already made to Mr. Yu shall, to the extent not already vested, be deemed automatically vested.

Harris Tulchin Employment Agreement

On April 9, 2021, the Company entered into an employment agreement with Harris Tulchin for Mr. Tulchin to serve as Chief Legal Officer of the Company. The terms of Mr. Tulchin’s employment agreement are identical to the terms of the employment agreement of Simon Yu described above.

On April 11, 2021, the Company’s Board formally appointed Harris Tulchin as an executive officer of the Company, with the title of Chief Legal Officer.

Christian Young Employment Agreement

On April 11, 2021, the Company entered into an employment agreement with Christian Young for Mr. Young to serve as President of the Company. The terms of Mr. Young’s employment agreement are identical to the terms of the employment agreement of Simon Yu and Harris Tulchin described above, except for the fact that the Company and Mr. Young acknowledged that each of them are also the parties to that certain Consulting Agreement, dated as of February 3, 2021 and filed as Exhibit 10.8 to the Company’s Current Report on Form 8-K filed February 8, 2021 with the SEC (the “Consulting Agreement”), and that the Consulting Agreement and Mr. Young’s employment agreement will operate independently of each other – except that in the event of a conflict between this employment agreement and the Consulting Agreement, the terms and conditions of this employment agreement will control.

Amir Ben-Yohanan Employment Agreement

On April 11, 2021, the Company entered into an employment agreement with Amir Ben-Yohanan for Mr. Ben-Yohanan to serve as Chief Executive Officer of the Company. The terms of Mr. Ben-Yohanan’s employment agreement are identical to the terms of the employment agreements of Simon Yu and Harris Tulchin described above, except for the following terms:

●	Mr. Ben-Yohanan’s Base Salary is $400,000 per year
●	Mr. Ben-Yohanan reports only to the Board of Directors of the Company.

Repayment of Labrys Convertible Promissory Note

In May 2021, the Company paid $250,000 cash to reduce the balance of the convertible promissory note from Labrys Fund, LP.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Special Note Regarding Forward-Looking Statements

All statements other than statements of historical fact included in this quarterly report, including, without limitation, statements under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding Clubhouse Media Group, Inc.’s (the “Company”) financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements. When used in this quarterly report, words such as “anticipate,” “believe,” “estimate,” “expect,” “intend” and similar expressions, as they relate to us or the Company’s management, identify forward-looking statements. Such forward-looking statements are based on the beliefs of management, as well as assumptions made by, and information currently available to, the Company’s management. Actual results could differ materially from those contemplated by the forward-looking statements as a result of certain factors detailed in our filings with the SEC.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the unaudited financial statements and the notes thereto contained elsewhere in this quarterly report. Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties.

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

Overview of Business of West of Hudson Group, Inc.

WOHG, the directly wholly owned subsidiary of Clubhouse Media Group, Inc., was incorporated on May 19, 2020 under the laws of the State of Delaware. WOHG is primarily a holding company, and operates various aspects of its business through its operating subsidiaries of which WOHG is the 100% owner and sole member, and which are as follows:

1.	Doiyen, LLC – a talent management company that provides representation to Clubhouse influencers, as further described below.

2.	WOH Brands, LLC – a content-creation studio, social media marketing company, technology developer, and brand incubator, as further described below.

3.	Digital Influence Inc. (doing business as Magiclytics) – a company that provides predictive analytics for content creation brand deals.

Doiyen, LLC (“Doiyen”), formerly named WHP Management, LLC, and before that named WHP Entertainment LLC, is a California limited liability company formed on January 2, 2020. Doiyen was acquired by WOHG on July 9, 2020 pursuant to an exchange agreement between WOHG and Doiyen, pursuant to which WOHG acquired 100% of the membership interests of Doiyen in exchange for 100 shares of common stock of WOHG. A copy of this agreement is filed as Exhibit 6.7 to the Offering Statement of which this Offering Circular forms a part. As described above, Doiyen is a talent management company for social media influencers, and seeks to represent some of the world’s top talent in the world of social media. Doiyen is the entity with which our influencers contract when living in one of our Clubhouses.

WOH Brands, LLC (“WOH Brands”) is a Delaware limited liability company formed on May 19, 2020 by WOHG. As described above, WOH Brands engages and also plans to engage in a number of activities, including brand development and incubation, content creation, and technology development.

Digital Influence Inc. (doing business as Magiclytics) is a Wyoming corporation formed on July 2, 2018. The Company acquired a 100% interest in Magiclytics on February 3, 2021. As described above, Magiclytics provides predictive analytics for content creation brand deals.

WOHG is the 100% owner and sole member and manager of each of these entities pursuant to each of the limited liability company agreements and bylaws, where applicable, that govern these entities, and has complete and exclusive discretion in the management and control of the affairs and business of WOH Brands, Doiyen, and Digital Influence Inc. (doing business as Magiclytics) possesses all powers necessary to carry out the purposes and business of these entities. WOHG is entitled to the receipt of all income (and/or losses) that these entities generate.

In addition to the above, WOHG is the 100% owner of two other limited liability companies – Clubhouse Studios, LLC, which holds most of our intellectual property, and DAK Brands, LLC, each incorporated in the State of Delaware on May 13, 2020. However, each of these entities has minimal or no operations as of March 31, 2021, and are not intended to have any material operations in the near future.

RESULTS OF OPERATIONS

FOR THE THREE MONTHS ENDED MARCH 31, 2021 COMPARED TO THE PERIOD FROM JANUARY 2, 2020 (INCEPTION) TO MARCH 31, 2020

Net Revenue

Net revenue for the three months ended March 31, 2021 increased by $523,376 from $0 for the period from January 2, 2020 (inception) to March 31, 2020. The increase was due to the generation of revenue since the second quarter in 2020.

Cost of Goods Sold

Cost of sales for the three months ended March 31, 2021 increased by $316,684 from $0 for the period from January 2, 2020 (inception) to March 31, 2020. The increase was due to the generation of revenue since the second quarter in 2020. Cost of sales were mainly commissions paid to social influencers for their performance according to the management agreement.

Gross profit was $206,692 for the three months ended March 31, 2021 as compared to a gross profit of $0 for the period from January 2, 2020 (inception) to March 31, 2020. The gross profit percentage was 39.5% for the three months ended March 31, 2021 as compared to 0% for the period from January 2, 2020 (inception) to March 31, 2020.

Operating Expenses

Operating expenses for the three months ended March 31, 2021 were $4,367,363 as compared to $227,079   for the period from January 2, 2020 (inception) to March 31, 2020.

The variances were as follows: (i) an increase in rent and utilities expense of $443,271 ;(iii) an increase in consultant fees of $236,200; (iv) an increase in sales and marketing expenses of $14,085; (v) an increase in legal fees of $288,305; (vi) an increase in office expense of $78,209; (vii) an increase of production expense of $64,585, (viii) an increase of travel expense of $59,656; and (ix) an increase of director expenses of $285,000. As part of the general and administrative expenses for the three months ended March 31, 2021 and for the period from January 2, 2020 (inception) to March 31, 2020, we recorded public relations, investor relations or business development expenses of $239,414 and $0, respectively. The overall increase in general and administrative expenses resulted from the commencement of our operations since 2020.

Non-cash operating expenses for the three months ended March 31, 2021 were $442,549 including (i) depreciation of $6,934 and (ii) stock-based compensation of $2,977,264.

Non-cash general and administrative expenses for the period from January 2, 2020 (inception) to March 31, 2020 was $0.

Other (Income) Expenses

Other (income) expenses for the three months ended March 31, 2021 was $1,637,908, as compared to $0 for the period from January 2, 2020 (inception) to March 31, 2020. Other expenses for the three months ended March 31, 2021 included (i) change in fair value derivative liability of $(49,533) and (ii) interest expense of $1,336,075;(iii) extinguishment of debt for $297,138. The change in derivative liability is the non-cash change in the fair value and relates to our derivative instruments. Interest expense of $1,336,075 was mostly comprised of non-cash interest of $15,920 from imputed interest, $495,936 from   amortization of debt discounts and $629,796 from the fair value of shares issued to one of the convertible promissory note holders.

Net Loss

Net loss for the three months ended March 31, 2021 was $5,798,578 as compared to $227,079 for the period from January 2, 2020 (inception) to March 31, 2020 for the reasons discussed above.

LIQUIDITY AND CAPITAL RESOURCES

Operating Activities

Net cash used in operating activities for the three months ended March 31, 2021 was $1,628,118. This amount was primarily related to a net loss of $5,798,578 and change in fair value of derivative liability of $49,533 and offset by (i) net working capital increase of $371,275; (ii) non-cash expenses of $3,799,185 including (iii) depreciation and amortization of $502,871; (iv) imputed interest of $15,920; (v) stock-based compensation of $2,977,264; (vi) loss in extinguishment of debt from related party of $297,138; (vii) loss in extinguishment of debt $55,525.

Net cash used in operating activities for the period from January 2, 2020 (inception) to March 31, 2020 was $415,079. This amount was primarily related to a net loss of 227,079 and net working capital decrease of $188,000.

Investment Activities

Net cash used in investing activities for the three months ended March 31, 2021 was $6,909.

Net cash used in investing activities for the period from January 2, 2020 (inception) to March 31, 2020 was $0.

Financing Activities

Net cash provided by financing activities for the three months ended March 31, 2021 was $3,535,500. The amount was related to proceeds from our chief executive officer and chairman of the Board of $135,000 and repayment to our chief executive officer and chairman of the Board of $137,500 and proceed from borrowing from convertible notes payable of $3,538,000.

Net cash provided by financing activities for the period from January 2, 2020 (inception) to March 31, 2020 was $373,079. The amount was related to proceeds from our chief executive officer and chairman of the Board of $373,079.

Effects of Coronavirus on the Company

If the current outbreak of the coronavirus continues to grow, the effects of such a widespread infectious disease and epidemic may inhibit our ability to conduct our business and operations and could materially harm our Company. The coronavirus may cause us to have to reduce operations as a result of various lock-down procedures enacted by the local, state or federal government, which could restrict the movement of our influencers outside of or within a specific Clubhouse or even effect the influencer’s ability to create content. The coronavirus may also cause a decrease in advertising spending by companies as a result of the economic turmoil resulting from the spread of the coronavirus and thereby having a negative effect on our ability to generate revenue from advertising. Further, if there is a spread of the coronavirus within any of our Clubhouses, it may cause an inability for our content creators to create and post content and could potentially cause a specific Clubhouse location to be entirely quarantined. Additionally, we may encounter negative publicity or a negative public reaction when creating and posting certain content while a coronavirus related lockdown is enacted. The continued coronavirus outbreak may also restrict our ability to raise funding when needed, and may cause an overall decline in the economy as a whole. The specific and actual effects of the spread of coronavirus are difficult to assess at this time as the actual effects will depend on many factors beyond our control and knowledge. However, the spread of the coronavirus, if it continues, may cause an overall decline in the economy as a whole and also may materially harm our Company.

Notwithstanding the foregoing possible negative impacts on our business and results of operations, up until now, we do not believe our prior and current business operations, financial condition, and results of operations have been negatively impacted by the coronavirus pandemic and related shutdowns. As the social media sector appears to have been thriving during the pandemic and shutdowns, we believe that our social media-based business and our results of operations have been thriving as well. More specifically, we have been successful at opening several houses, actively recruiting influencers/creators, creating content, and generating revenue during the pandemic and shutdowns. Notwithstanding, the ultimate impact of the coronavirus pandemic on our operations remains unknown and will depend on future developments, which are highly uncertain and cannot be predicted with confidence, including the duration of the coronavirus outbreak, new information which may emerge concerning the severity of the coronavirus pandemic, and any additional preventative and protective actions that governments, or our company, may direct, which may result in an extended period of business disruption and reduced operations. The long-term financial impact cannot be reasonably estimated at this time and may ultimately have a material adverse impact on our business, financial condition, and results of operations.

Going Concern

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

The Company received additional funds in the first and second quarter of 2021 from issuance of convertible promissory notes from the following convertible promissory note holders as disclosed in the financial statement footnotes and subsequent events footnotes.

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

On December 8, 2020, the Company issued to Mr. Hoey 10,833 shares of Company common stock upon the conversion of the convertible promissory note issued to Mr. Hoey at a conversion price of $0.69 per share. As of May 17, 2021, the balance of the Hoey Note was $121 consisting of accrued interest.

Convertible Promissory Note – Cary Niu

On September 18, 2020, the Company entered into a note purchase agreement with Cary Niu, pursuant to which, on same date, the Company issued a convertible promissory note to Ms. Niu the aggregate principal amount of $50,000 for a purchase price of $50,000 (“Niu Note”).

The Niu Note has a maturity date of September 18, 2022, and bears interest at 8% per year. No payments of the principal amount or interest are due prior to the maturity date other than as specifically set forth in the Niu Note, and the Company may prepay all or any portion of the principal amount and any accrued and unpaid interest at any time without penalty. Ms. Niu will have the right, until the Indebtedness is paid in full, to convert all, but only all, of the then-outstanding Indebtedness into shares of Company common stock at a conversion price of 30% of the volume weighted average of the closing price during the 20-trading day period immediately prior to the option conversion date, subject to customary adjustments for stock splits, etc. occurring after the issuance date. As of May 17, 2021, the balance of the Niu Note was $52,630 including a principal balance of $50,000 and accrued interest of $2,630.

Convertible Promissory Note – Jesus Galen

On October 6, 2020, the Company entered into a note purchase agreement with Jesus Galen, pursuant to which, on same date, the Company issued a convertible promissory note to Mr. Galen the aggregate principal amount of $30,000 for a purchase price of $30,000 (“Galen Note”).

The Galen Note has a maturity date of October 6, 2022, and bears interest at 8% per year. No payments of the principal amount or interest are due prior to the maturity date other than as specifically set forth in the Galen Note, and the Company may prepay all or any portion of the principal amount and any accrued and unpaid interest at any time without penalty. Mr. Galen will have the right, until the Indebtedness is paid in full, to convert all, but only all, of the then-outstanding Indebtedness into shares of Company common stock at a conversion price of 50% of the volume weighted average of the closing price during the 20-trading day period immediately prior to the option conversion date, subject to customary adjustments for stock splits, etc. occurring after the issuance date. As of May 17, 2021, the balance of the Galen Note was $31,558 including a principal balance of $30,000 and accrued interest of $1,466.

Convertible Promissory Note – Darren Huynh

On October 6, 2020, the Company entered into a note purchase agreement with Darren Huynh, pursuant to which, on same date, the Company issued a convertible promissory note to Mr. Huynh the aggregate principal amount of $50,000 for a purchase price of $50,000 (“Huynh Note”).

The Huynh Note has a maturity date of October 6, 2022, and bears interest at 8% per year. No payments of the principal amount or interest are due prior to the maturity date other than as specifically set forth in the Huynh Note, and the Company may prepay all or any portion of the principal amount and any accrued and unpaid interest at any time without penalty. Mr. Huynh will have the right, until the Indebtedness is paid in full, to convert all, but only all, of the then-outstanding Indebtedness into shares of Company common stock at a conversion price of 50% of the volume weighted average of the closing price during the 20-trading day period immediately prior to the option conversion date, subject to customary adjustments for stock splits, etc. occurring after the issuance date. As of May 17, 2021, the balance of the Huynh Note was $52,448 including a principal balance of $50,000 and accrued interest of $2,448.

Convertible Promissory Note – Wayne Wong

On October 6, 2020, the Company entered into a note purchase agreement with Wayne Wong, pursuant to which, on same date, the Company issued a convertible promissory note to Mr. Wong the aggregate principal amount of $25,000 for a purchase price of $25,000 (“Wong Note”).

The Wong Note has a maturity date of October 6, 2022, and bears interest at 8% per year. No payments of the principal amount or interest are due prior to the maturity date other than as specifically set forth in the Wong Note, and the Company may prepay all or any portion of the principal amount and any accrued and unpaid interest at any time without penalty. Mr. Wong will have the right, until the Indebtedness is paid in full, to convert all, but only all, of the then-outstanding Indebtedness into shares of Company common stock at a conversion price of 50% of the volume weighted average of the closing price during the 20-trading day period immediately prior to the option conversion date, subject to customary adjustments for stock splits, etc. occurring after the issuance date. As of May 17, 2021, the balance of the Wong Note was $26,222 including a principal balance of $25,000 and accrued interest of $1,222.

Convertible Promissory Note – Matthew Singer

On January 3, 2021, the Company entered into a note purchase agreement with Matthew Singer, pursuant to which, on same date, the Company issued a convertible promissory note to Mr. Singer the aggregate principal amount of $13,000 for a purchase price of $13,000 (“Singer Note”).

The Singer Note had a maturity date of January 3, 2023, and bore interest at 8% per year. No payments of the principal amount or interest are due prior to the maturity date other than as specifically set forth in the Singer Note, and the Company may prepay all or any portion of the principal amount and any accrued and unpaid interest at any time without penalty. Mr. Singer had the right, until the Indebtedness is paid in full, to convert all, but only all, of the then-outstanding Indebtedness into shares of Company common stock at a conversion price of 70% of the volume weighted average of the closing price during the 20-trading day period immediately prior to the option conversion date, subject to customary adjustments for stock splits, etc. occurring after the issuance date. As of May 17, 2021, the balance of the Singer Note was $35 consisting of accrued interest.

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

The ProActive Capital Note has a maturity date of January 20, 2022, and bears interest at 10% per year. No payments of the principal amount or interest are due prior to the maturity date other than as specifically set forth in the ProActive Capital Note, and the Company may prepay all or any portion of the principal amount and any accrued and unpaid interest at any time without penalty. As of May 17, 2021, the balance of the ProActive Capital Note was $258,014 including a principal balance of $250,000 and accrued interest of $8,014.

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

First Convertible Promissory Note – GS Capital Partners

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

The GS Capital Note has a maturity date of January 25, 2022, and bears interest at 10% per year. No payments of the principal amount or interest are due prior to the maturity date other than as specifically set forth in the GS Capital Note, and the Company may prepay all or any portion of the principal amount and any accrued and unpaid interest at any time without penalty. As of May 17, 2021, the balance of the GS Capital Note was $296,091 including a principal balance of $297,754 and accrued interest of $8,865.

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

The GS Capital Note contains customary events of default, including, but not limited to:

●	if the Company fails to pay the then-outstanding principal amount and accrued interest on the GS Capital Note on any date any such amounts become due and payable, and any such failure is not cured within three business days of written notice thereof by GS Capital; or
●	the Company fails to remain compliant with the Depository Trust Company (“DTC”), thus incurring a “chilled” status with DTC; or
●	any trading suspension is imposed by the SEC under Section 12(j) of the Exchange Act or Section 12(k) of the Exchange Act; or
●	the occurrence of any delisting of the Company Common Stock from any securities exchange on which the Company Common Stock is listed or suspension of trading of the Company Common Stock on the OTC Markets.

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

Convertible Promissory Note – Tiger Trout Capital Puerto Rico

On January 29, 2021, the Company entered into a securities purchase agreement (the “Tiger Trout SPA”) with Tiger Trout Capital Puerto Rico, LLC, a Puerto Rico limited liability company (“Tiger Trout”), pursuant to which, on same, date, the Company (i) issued a convertible promissory note in the aggregate principal amount of $1,540,000 for a purchase price of $1,100,000, reflecting a $440,000 original issue discount (the “Tiger Trout Note”), and (ii) sold to Tiger Trout 220,000 shares Company common stock for a purchase price of $220.00. On February 12, 2021, the Company issued the 220,000 shares of Company common stock to Tiger Trout.

The Tiger Trout Note has a maturity date of January 29, 2022, and bears interest at 10% per year. No payments of the principal amount or interest are due prior to the maturity date other than as specifically set forth in the Tiger Trout Note, and the Company may prepay all or any portion of the principal amount and any accrued and unpaid interest at any time without penalty, provided however, that if the Company does not pay the principal amount and any accrued and unpaid interest by July 2, 2021, an additional $50,000 is required to be paid to Tiger Trout at the time the Tiger Trout Note is repaid, if the Company repays the Tiger Trout Note prior to its maturity date. As of May 17, 2021, the balance of the Tiger Trout Note was $1,585,567 including a principal balance of $1,540,000 and accrued interest of $45,567.

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

The Note bears simple interest at a rate of eight percent (8%) per annum, and the Company may prepay all or any portion of the principal amount and any accrued and unpaid interest of the Note at any time without penalty. As of May 17, 2021, the balance of the Note was $2,269,864 including a principal balance of $2,314,640 and accrued interest of $44,775.

At the time the SEC qualifies this Offering Circular, $1,000,000 of the principal amount and accrued interest will automatically converted into a number of shares of Company common stock equal to (i) $1,000,000 divided by (ii) the initial public offering price per share of Company common stock in this offering pursuant to Regulation A. These shares will be restricted shares of Company common stock, and not the shares of Company common stock offered in this offering under Regulation A. In the event that at such time the Company has repaid an amount of the principal amount and accrued interest such that the remaining indebtedness is less than $1,000,000, then such amount of remaining indebtedness will be substituted for the $1,000,000 figure above.

Any portion of the principal amount and interest which is not converted to Company common stock as set forth above will be payable by the Company commencing on February 2, 2022 as required to amortize the Note and the outstanding indebtedness over the following 24 months. The final maturity date of the Note is February 2, 2024.

Second Convertible Promissory Note – GS Capital Partners

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

The February 2021 GS Capital Note has a maturity date of February 19, 2022 and bears interest at 10% per year. No payments of the principal amount or interest are due prior to the maturity date other than as specifically set forth in the February 2021 GS Capital Note, and the Company may prepay all or any portion of the principal amount and any accrued and unpaid interest at any time without penalty. As of May 17, 2021, the balance of the February 2021 GS Capital Note was $592,025, respectively, including a principal balance of $577,778 and accrued interest of $14,247.

The February 2021 GS Capital Note (and the principal amount and any accrued and unpaid interest) is convertible into shares of the Company Common Stock at GS Capital’s election at any time following the time that the SEC qualifies the Company’s Offering Statement related to the Company’s planned offering of Company Common Stock pursuant to Regulation A under the Securities Act of 1933, as amended. At such time, the February 2021 GS Capital Note (and the principal amount and any accrued and unpaid interest) will be convertible in to restricted shares of Company Common Stock at a conversion price equal to 70% of the initial offering price of the Company Common Stock in the Regulation A Offering, subject to a customary beneficial ownership limitation of 9.99%, which may be waived by GS Capital on 61 days’ notice to the Company. The conversion price is subject to customary adjustments for any stock splits, etc. which occur following the determination of the conversion price.

The February 2021 GS Capital Note contains customary events of default, including, but not limited to:

●	if the Company fails to pay the then-outstanding principal amount and accrued interest on the February 2021 GS Capital Note on any date any such amounts become due and payable, and any such failure is not cured within three business days of written notice thereof by GS Capital; or
●	the Company fails to remain compliant with the Depository Trust Company (“DTC”), thus incurring a “chilled” status with DTC; or
●	any trading suspension is imposed by the SEC under Section 12(j) of the Exchange Act or Section 12(k) of the Exchange Act; or
●	the occurrence of any delisting of the Company Common Stock from any securities exchange on which the Company Common Stock is listed or suspension of trading of the Company Common Stock on the OTC Markets.

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

The Company may prepay the Labrys Note at any time prior to the date that an Event of Default (as defined in the Labrys Note) occurs at an amount equal to 100% of the Principal Sum then outstanding plus accrued and unpaid interest (no prepayment premium) plus $750.00 for administrative fees. The Labrys Note contains customary events of default relating to, among other things, payment defaults, breach of representations and warranties, and breach of provisions of the Labrys Note or Labrys SPA. As of May 17, 2021, the balance of the Labrys Note was $768,356, respectively, including a principal balance of $750,000 and accrued interest of $18,356.

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

Third Convertible Promissory Note – GS Capital Partners

On March 22, 2021, the Company entered into a securities purchase agreement (the “SPA”) with GS Capital Partners, pursuant to which, on same date, the Company issued a convertible promissory note to GS Capital the aggregate principal amount of $577,778 for a purchase price of $520,000, reflecting a $57,778 original issue discount (the “March 2021 GS Capital Note”), and in connection therewith, sold to GS Capital 100,000 shares of Company’s common stock at a purchase price of $100, representing a per share price of $0.001 per share. In addition, at the closing of this sale, the Company reimbursed GS Capital the sum of $10,000 for GS Capital’s costs in completing the transaction, which amount GS Capital withheld from the total purchase price paid to the Company.

The March 2021 GS Capital Note has a maturity date of March 22, 2022 and bears interest at 10% per year. No payments of the principal amount or interest are due prior to the maturity date other than as specifically set forth in the March 2021 GS Capital Note, and the Company may prepay all or any portion of the principal amount and any accrued and unpaid interest at any time without penalty. As of May 17, 2021, the balance of the March 2021 GS Capital Note was $587,592, respectively, including a principal balance of $577,778 and accrued interest of $9,814.

The March 2021 GS Capital Note (and the principal amount and any accrued and unpaid interest) is convertible into shares of the Company Common Stock at GS Capital’s election at any time following the time that the SEC qualifies the Company’s Offering Statement related to the Company’s planned offering of Company Common Stock pursuant to Regulation A under the Securities Act of 1933, as amended. At such time, the March 2021 GS Capital Note (and the principal amount and any accrued and unpaid interest) will be convertible in restricted shares of Company Common Stock at a conversion price equal to 70% of the initial offering price of the Company Common Stock in the Regulation A Offering, subject to a customary beneficial ownership limitation of 9.99%, which may be waived by GS Capital on 61 days’ notice to the Company. The conversion price is subject to customary adjustments for any stock splits, etc. which occur following the determination of the conversion price.

The March 2021 GS Capital Note contains customary events of default, including, but not limited to:

●	if the Company fails to pay the then-outstanding principal amount and accrued interest on the March 2021 GS Capital Note on any date any such amounts become due and payable, and any such failure is not cured within three business days of written notice thereof by GS Capital; or
●	the Company fails to remain compliant with the Depository Trust Company (“DTC”), thus incurring a “chilled” status with DTC; or
●	any trading suspension is imposed by the SEC under Section 12(j) of the Exchange Act or Section 12(k) of the Exchange Act; or
●	the occurrence of any delisting of the Company Common Stock from any securities exchange on which the Company Common Stock is listed or suspension of trading of the Company Common Stock on the OTC Markets.

If an event of default has occurred and is continuing, GS Capital may declare all or any portion of the then-outstanding principal amount of the March 2021 GS Capital Note, together with all accrued and unpaid interest thereon, due and payable, and the March 2021 GS Capital Note shall thereupon become immediately due and payable in cash and GS Capital will also have the right to pursue any other remedies that GS Capital may have under applicable law. In the event that any amount due under the March 2021 GS Capital Note is not paid as and when due, such amounts shall accrue interest at the rate of 18% per year, simple interest, non-compounding, until paid.

Fourth Convertible Promissory Note – GS Capital Partners

On April 1, 2021, the Company entered into a securities purchase agreement (the “SPA”) with GS Capital Partners, pursuant to which, on same date, the Company issued a convertible promissory note to GS Capital the aggregate principal amount of $550,000 for a purchase price of $500,000, reflecting a $50,000 original issue discount (the “April 2021 GS Capital Note”), and in connection therewith, sold to GS Capital 45,000 shares of Company’s common stock at a purchase price of $45, representing a per share price of $0.001 per share. In addition, at the closing of this sale, the Company reimbursed GS Capital the sum of $10,000 for GS Capital’s costs in completing the transaction, which amount GS Capital withheld from the total purchase price paid to the Company.

The April 2021 GS Capital Note has a maturity date of April 1, 2022 and bears interest at 10% per year. No payments of the principal amount or interest are due prior to the maturity date other than as specifically set forth in the April 2021 GS Capital Note, and the Company may prepay all or any portion of the principal amount and any accrued and unpaid interest at any time without penalty. As of May 17, 2021, the balance of the April 2021 GS Capital Note was $556,931, respectively, including a principal balance of $550,000 and accrued interest of $6,931.

The April 2021 GS Capital Note (and the principal amount and any accrued and unpaid interest) is convertible into shares of the Company Common Stock at GS Capital’s election at any time following the time that the SEC qualifies the Company’s Offering Statement related to the Company’s planned offering of Company Common Stock pursuant to Regulation A under the Securities Act of 1933, as amended. At such time, the April 2021 GS Capital Note (and the principal amount and any accrued and unpaid interest) will be convertible in restricted shares of Company Common Stock at a conversion price equal to 70% of the initial offering price of the Company Common Stock in the Regulation A Offering, subject to a customary beneficial ownership limitation of 9.99%, which may be waived by GS Capital on 61 days’ notice to the Company. The conversion price is subject to customary adjustments for any stock splits, etc. which occur following the determination of the conversion price.

The April 2021 GS Capital Note contains customary events of default, including, but not limited to:

●	if the Company fails to pay the then-outstanding principal amount and accrued interest on the April 2021 GS Capital Note on any date any such amounts become due and payable, and any such failure is not cured within three business days of written notice thereof by GS Capital; or
●	the Company fails to remain compliant with the Depository Trust Company (“DTC”), thus incurring a “chilled” status with DTC; or
●	any trading suspension is imposed by the SEC under Section 12(j) of the Exchange Act or Section 12(k) of the Exchange Act; or
●	the occurrence of any delisting of the Company Common Stock from any securities exchange on which the Company Common Stock is listed or suspension of trading of the Company Common Stock on the OTC Markets.

If an event of default has occurred and is continuing, GS Capital may declare all or any portion of the then-outstanding principal amount of the April 2021 GS Capital Note, together with all accrued and unpaid interest thereon, due and payable, and the April 2021 GS Capital Note shall thereupon become immediately due and payable in cash and GS Capital will also have the right to pursue any other remedies that GS Capital may have under applicable law. In the event that any amount due under the April 2021 GS Capital Note is not paid as and when due, such amounts shall accrue interest at the rate of 18% per year, simple interest, non-compounding, until paid.

Convertible Promissory Note – Eagle Equities LLC

On April 13, 2021, the Company entered into a securities purchase agreement (the “Eagle SPA”) with Eagle Equities LLC (“Eagle Equities”), pursuant to which, on same date, the Company issued a convertible promissory note to Eagle Equities in the aggregate principal amount of $1,100,000.00 for a purchase price of $1,000,000.00, reflecting a $100,000 original issue discount (the “Eagle Equities Note”), and in connection therewith, sold to Eagle Equities 165,000 shares of Company’s common stock at a purchase price of $165, representing a per share price of $0.001 per share. In addition, at the closing of this sale, the Company reimbursed Eagle Equities the sum of $10,000 for Eagle Equities’ costs in completing the transaction, which amount Eagle Equities withheld from the total purchase price paid to the Company.

The Eagle Equities Note has a maturity date of April 13, 2022 and bears interest at 10% per year. No payments of the principal amount or interest are due prior to the maturity date other than upon the circumstances set forth in the Eagle Equities Note – specifically, if (i) the SEC qualifies the Company’s offering statement related to the Company’s planned offering of Company Common Stock pursuant to Regulation A under the Securities Act of 1933, as amended; and (ii) the Company receives $3,5000,000 in net proceeds from such Regulation A Offering, then Company must repay the principal amount and any accrued and unpaid interest on the Eagle Equities Note within three (3) business days from the date of such occurrence. The Company may prepay all or any portion of the principal amount and any accrued and unpaid interest at any time without penalty. As of May 17, 2021, the balance of the Eagle Equities Note was $1,110,247, respectively, including a principal balance of $1,100,000 and accrued interest of $10,247.

The Eagle Equities Note (and the principal amount and any accrued and unpaid interest) is convertible into shares of the Company Common Stock at Eagle Equities’ election at any time following the time that the SEC qualifies the Company’s offering statement related to the Company’s planned offering of Company Common Stock pursuant to Regulation A under the Securities Act of 1933, as amended. At such time, the Eagle Equities Note (and the principal amount and any accrued and unpaid interest) will be convertible in restricted shares of Company Common Stock at a conversion price equal to 70% of the initial offering price of the Company Common Stock in the Regulation A Offering, subject to a customary beneficial ownership limitation of 9.99%, which may be waived by Eagle Equities on 61 days’ notice to the Company. The conversion price is subject to customary adjustments for any stock splits, etc. which occur following the determination of the conversion price. Alternatively, if the SEC has not qualified the Company’s offering statement related to the Company’s planned offering of Company Common Stock pursuant to Regulation A under the Securities Act of 1933 by October 10, 2021, and Eagle Equities Note has not yet been fully repaid, then Eagle Equities will have the right to convert the Eagle Equities Note (and the principal amount and any accrued and unpaid interest) into restricted shares of Company Common Stock at a conversion price of $6.50 per share (subject to customary adjustments for any stock splits, etc. which occur following the April 13, 2021).

The Eagle Equities Note contains customary events of default, including, but not limited to:

●	if the Company fails to pay the then-outstanding principal amount and accrued interest on the Eagle Equities Note on any date any such amounts become due and payable, and any such failure is not cured within three business days of written notice thereof by Eagle Equities; or
●	the Company fails to remain compliant with the Depository Trust Company (“DTC”), thus incurring a “chilled” status with DTC; or
●	any trading suspension is imposed by the SEC under Section 12(j) of the Exchange Act or Section 12(k) of the Exchange Act; or
●	the occurrence of any delisting of the Company Common Stock from any securities exchange on which the Company Common Stock is listed or suspension of trading of the Company Common Stock on the OTC Markets.

If an event of default has occurred and is continuing, Eagle Equities may declare all or any portion of the then-outstanding principal amount of the Eagle Equities Note, together with all accrued and unpaid interest thereon, due and payable, and the Eagle Equities Note shall thereupon become immediately due and payable in cash and Eagle Equities will also have the right to pursue any other remedies that Eagle Equities may have under applicable law. In the event that any amount due under the Eagle Equities Note is not paid as and when due, such amounts shall accrue interest at the rate of 18% per year, simple interest, non-compounding, until paid.

Convertible Promissory Note – GS Capital Partners #5

On April 29, 2021, the “Company” entered into a securities purchase agreement (the “Securities Purchase Agreement”) with GS Capital, pursuant to which, on same date, the Company issued a convertible promissory note to GS Capital in the aggregate principal amount of $550,000 for a purchase price of $500,000, reflecting a $50,000 original issue discount (the “April 2021 GS Capital Note #2”) and, in connection therewith, sold to GS Capital 125,000 shares of the Company’s common stock, par value $0.001 per share (the “Company Common Stock”) at a purchase price of $125, representing a per share price of $0.001 per share. In addition, at the closing of this sale, the Company reimbursed GS Capital the sum of $5,000 for GS Capital’s costs in completing the transaction, which amount GS Capital withheld from the total purchase price paid to the Company.

The April 2021 GS Capital Note #2 has a maturity date of April 29, 2022 and bears interest at 10% per year. No payments of the principal amount or interest are due prior to the maturity date other than as specifically set forth in the April 2021 GS Capital Note #2, and the Company may prepay all or any portion of the principal amount and any accrued and unpaid interest at any time without penalty.

The April 2021 GS Capital Note #2 (and the principal amount and any accrued and unpaid interest) is convertible into shares of the Company’s common stock, par value $0.001 per share (the “Company Common Stock”) at GS Capital’s election at any time following the time that the SEC qualifies the Company’s offering statement related to the Company’s planned offering of Company Common Stock pursuant to Regulation A under the Securities Act of 1933, as amended (the “Regulation A Offering”). At such time, the April 2021 GS Capital Note #2 (and the principal amount and any accrued and unpaid interest) will be convertible at a conversion price equal to 70% of the initial offering price of the Company Common Stock in the Regulation A Offering, subject to a customary beneficial ownership limitation of 9.99%, which may be waived by GS Capital on 61 days’ notice to the Company. The conversion price is subject to customary adjustments for any stock splits, etc. which occur following the determination of the conversion price.

Critical Accounting Policies and Estimates

Use of Estimates

In preparing the consolidated financial statements in conformity with accounting principles generally accepted in the United States (“GAAP”), management makes estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities as of the dates of the consolidated financial statements, as well as the reported amounts of revenues and expenses during the reporting period. Significant estimates and assumptions made by management include, but are not limited to, revenue recognition, the allowance for bad debt, useful life of fixed assets, income taxes and unrecognized tax benefits, valuation allowance for deferred tax assets, and assumptions used in assessing impairment of long-lived assets. Actual results could differ from those estimates.

Reverse Merger Accounting

The Merger was accounted for as a reverse-merger and recapitalization in accordance with GAAP. WOHG was the acquirer for financial reporting purposes and Clubhouse Media Group, Inc. was the acquired company. Consequently, the assets and liabilities and the operations that are reflected in the historical financial statements prior to the Merger will be those of WOHG and will be recorded at the historical cost basis of WOHG since its inception on January 2, 2020. The consolidated financial statements after completion of the Merger include the assets and liabilities of the Company and WOHG, historical operations of WOHG since its inception on January 2, 2020 to the closing date of the merger, and operations of the Company from the closing date of the Merger. Common stock and the corresponding capital amounts of the Company pre-merger have been retroactively restated as capital stock shares reflecting the exchange ratio in the Merger. In conjunction with the Merger, WOHG received no cash and assumed no liabilities from Clubhouse Media Group, Inc. All members of the Company’s executive management are from WOHG.

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

Based on the Company’s evaluations, revenue from Managed Services is reported on a gross basis because the Company has the primary obligation to fulfill the performance obligations and it creates, reviews and controls the services. The Company takes on the risk of payment to any third-party creators and it establishes the contract price directly with its customers based on the services requested in the statement of work. The contract liabilities as of December 31, 2020 was $73,643.

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

Recoverability of long-lived assets to be held and used is measured by comparing the carrying amount of an asset to the estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated undiscounted future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the assets. Fair value is generally determined using the asset’s expected future discounted cash flows or market value, if readily determinable. Based on its review, the Company believes that, as of December 31, 2020, there was no impairment loss of its long-lived assets.

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

The Company used Level 3 inputs for its valuation methodology for the derivative liabilities for conversion feature of the convertible notes in determining the fair value the weighted-average Binomial option pricing model following assumption inputs. The fair value of derivative liability as of December 31, 2020 was $304,490.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Disclosure controls are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Exchange Act, such as this quarterly report, is recorded, processed, summarized, and reported within the time period specified in the SEC’s rules and forms. Disclosure controls and procedures are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including the chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure. Our management evaluated, with the participation of our current chief executive officer and chief financial officer (our “Certifying Officers”), the effectiveness of our disclosure controls and procedures as of March 31, 2021, pursuant to Rule 13a-15(b) under the Exchange Act. Based upon that evaluation, our Certifying Officers concluded that, as of March 31, 2021, our disclosure controls and procedures were not effective. The ineffectiveness of our disclosure controls and procedures was due to the existence of material weaknesses identified in our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

For the three months ended March 31, 2021, the Company issued 207,817 shares to consultants and directors at fair value of $2,113,188.

For the three months ended March 31, 2021, the Company issued 734,689 shares to acquire Magiclytics,

For the three months ended March 31, 2021, the Company issued 8,197 shares to settle a conversion of $13,000 convertible promissory note.

For the three months ended March 31, 2021, the Company issued 24,460 shares to settle an accounts payable balance of $148,510.

For the three months ended March 31, 2021, the Company issued 645,000 shares as debt issuance costs for convertible notes payable at fair value of $3,441,400.

The above issuances were made pursuant to an exemption from registration as set forth in 506 of Regulation D and Section 4(a)(2) of the Securities Act.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

Copies of the following documents are included as exhibits to this report pursuant to Item 601 of Regulation S-K.

Exhibit No.	Document
10.1	Amended and Restated Share Exchange Agreement dated February 3, 2021 (incorporated by reference to Exhibit 2.1 of the Company’s Current Report on Form 8-K filed February 8, 2021).
10.2	Promissory Note issued by the Company to Amir Ben-Yohanan dated February 2, 2021 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed February 8, 2021).
10.3+	Consulting Agreement between the Company and Chris Young dated February 3, 2021 (incorporated by reference to Exhibit 10.8 to the Company’s Current Report on Form 8-K filed February 8, 2021).
10.4	Securities Purchase Agreement between the Company and Tiger Trout Capital Puerto Rico, LLC dated January 29, 2021 (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed February 8, 2021).
10.5	Convertible Promissory Note issued by the Company to Tiger Trout Capital Puerto Rico, LLC dated January 29, 2021 (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed February 8, 2021).
10.6	Securities Purchase Agreement between the Company and GS Capital Partners, LLC dated January 25, 2021 (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed February 8, 2021).
10.7	Convertible Promissory Note issued by the Company to GS Capital Partners, LLC dated January 25, 2021 (incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed February 8, 2021).
10.8	Securities Purchase Agreement between the Company and ProActive Capital SPV I, LLC dated January 20, 2021 (incorporated by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K filed February 8, 2021).

10.9	Convertible Promissory Note issued by the Company to ProActive Capital SPV I, LLC dated January 20, 2021 (incorporated by reference to Exhibit 10.7 to the Company’s Current Report on Form 8-K filed February 8, 2021).
10.10	Securities Purchase Agreement between the Company and GS Capital Partners, LLC dated February 19, 2021 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on February 25, 2021).
10.11	Convertible Promissory Note issued by the Company to GS Capital Partners, LLC dated February 19, 2021 (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on February 25, 2021).
10.12	Securities Purchase Agreement between the Company and Labrys Fund, LP dated March 11, 2021 (incorporated by reference to Exhibit 10.22 to the Company’s Annual Report on Form 10-K filed on March 15, 2021).
10.13	Convertible Promissory Note issued by the Company to Labrys Fund, LP dated March 11, 2021 (incorporated by reference to Exhibit 10.22 to the Company’s Annual Report on Form 10-K filed on March 15, 2021).
10.14	Amendment to the Director Agreement between the Company and Harris Tulchin, dated March 12, 2021 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed March 17, 2021).
10.15	Securities Purchase Agreement between the Company and GS Capital Partners, LLC dated March 22, 2021. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed March 26, 2021).
10.16	Convertible Promissory Note issued by the Company to GS Capital Partners, LLC dated March 22, 2021. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed March 26, 2021).
31.1*	Certification of the principal executive officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of the principal executive officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

+ Management contract, compensatory plan or agreement.

* Filed herewith.

** Furnished herewith.

SIGNATURES

Pursuant to the requirements of the securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CLUBHOUSE MEDIA GROUP, INC.

Date: May 17, 2021	By:	/s/ Amir Ben-Yohanan
Amir Ben-Yohanan
Chief Executive Officer
(Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)

