Form 10-Q
period 2021-06-30
Clubhouse Media Group, Inc.
filed 2021-08-16
CIK 1389518

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2021

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

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of August 13, 2021, there were 95,878,934 shares of common stock, par value $0.001 per share, of the registrant issued and outstanding.

FORM 10-Q

CLUBHOUSE MEDIA GROUP, INC.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Clubhouse Media Group, Inc.

Consolidated Balance Sheets

	As of June 30,	As of December 31,
	2021	2020
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$1,505,768	$37,774
Accounts receivable, net	1,085	213,422
Prepaid Expense	189,025	–
Other current assets	232,000	219,000
Total current assets	1,927,878	470,196

Property and equipment, net	84,679	64,792
Intangibles	189,755	–
Total assets	$2,202,312	$534,988

Liabilities and stockholder’s equity (deficit)
Current liabilities:
Accounts payable	$938,617	$219,852
Deferred revenue	41,143	73,648
Convertible notes payable, net	2,024,092	19,493
Shares to be issued	2,457,517	87,029
Derivative liability	330,255	304,490
Due to related parties	112,062	–
Total current liabilities	5,903,686	704,512

Convertible notes payable, net - related party	1,414,994	–
Notes payable - related party	–	2,162,562
Total liabilities	7,318,680	2,867,074

Commitments and contingencies	–	–

Stockholder’s equity:
Preferred stock, par value $0.001, authorized 50,000,000 shares; 1 shares issued and outstanding at June 30, 2021 and December 31, 2020	–	–
Common stock, par value $0.001, authorized 500,000,000 shares; 94,883,195 and 92,682,632 shares issued and outstanding at June 30, 2021 and December 31, 2020, respectively	94,883	92,682
Additional paid-in capital	10,556,088	152,953
Accumulated deficit	(15,767,339)	(2,577,721)
Accumulated other comprehensive income	–	–
Total stockholder’s equity (deficit)	(5,116,368)	(2,332,086)
Total liabilities and stockholder’s equity (deficit)	$2,202,312	$534,988

See Accompanying Notes to Unaudited Consolidated Financial Statements.

Clubhouse Media Group, Inc.

Consolidated Statements of Operations

(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended	For the period from January 2, 2020 (inception) to
	2021	2020	June 30, 2021	June 30, 2020

Total Revenue, net	$929,962	$95,534	$1,453,338	$95,534
Cost of sales	865,103	90,206	1,181,787	90,206
Gross profit	64,859	5,328	271,551	5,328
	6.97%	5.58%	18.68%	5.58%
Operating expenses:
Selling, general, and administrative	4,491,329	267,436	8,334,702	494,515
Impairment of goodwill	–	240,000	–	240,000
Rent expense	539,635	239,597	1,063,625	239,597
Total operating expenses	5,030,964	747,033	9,398,327	974,112

Operating loss	(4,966,105)	(741,705)	(9,126,776)	(968,784)

Other (income) expenses:
Interest expense, net	2,202,364	15,425	3,538,439	15,425
Loss in extinguishment of debt - related party	–	–	297,138	-
Other (income) expense, net	66,575	(1,000)	120,803	(1,000)
Change in fair value of derivative liability	75,299	–	25,765	-
Total other (income) expenses	2,344,238	14,425	3,982,145	14,425

Income (loss) before income taxes	(7,310,343)	(756,130)	(13,108,921)	(983,209)

Income tax (benefit) expense	–	–	-	-
Net income (loss)	$(7,310,343)	$(756,130)	$(13,108,921)	$(983,209)

Basic and diluted weighted average shares outstanding	94,518,186	92,623,386	93,330,191	92,623,386

Basic and diluted net loss per share	$(0.08)	$(0.01)	$(0.14)	$(0.01)

See Accompanying Notes to Unaudited Consolidated Financial Statements.

Clubhouse Media Group, Inc.

Consolidated Statements of Stockholder’s Equity (Deficit)

(Unaudited)

							Total
	Common Stock		Preferred Shares		Paid-In	Accumulated	Stockholder’s
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity

Balance at January 2, 2020 (Inception)	–	$–	-	$–	$–	$–	$-
Shares outstanding as of the recapitalization	45,812,191	45,812	-	-	-	-	45,812
Shares issued in recapitalization	46,811,195	46,811	-	-	(92,323)	-	(45,512)
Net loss	-	-	-	-	-	(227,079)	(227,079)
Balance at March 31, 2020	92,623,386	92,623	-	-	(92,323)	(227,079)	(226,779)

Net loss						(756,130)	(756,130)
Balance at June 30, 2020	92,623,386	$92,623	-	$-	$(92,323)	$(983,209)	$(982,909)

Balance at January 1, 2021	92,682,632	$92,682	$-	$-	$152,953	$(2,577,721)	$(2,332,086)
Stock compensation expense	207,817	208	-	-	2,112,980	-	2,113,188
Conversion of convertible debt	8,197	8	-	-	12,992	-	13,000
Shares issued to settle accounts payable	24,460	24	-	-	148,485	-	148,510
Shares issued as debt issuance costs for convertible notes payable	645,000	645	-	-	3,440,755	-	3,441,400
Beneficial conversion features	-		-	-	51,000	-	51,000
Acquisition of Magiclytics	734,689	735	-	-	19,265	(80,697)	(60,697)
Imputed Interest	-		-	-	15,920	-	15,920
Net loss	-	-	-	-	-	(5,798,578)	(5,798,578)
Balance at March 31, 2021	94,302,795	$94,302	-	$-	$5,954,350	$(8,456,996)	$(2,408,344)

Stock compensation expense	175,070	176	-	-	1,546,238	-	1,546,413
Shares issued to settle accounts payable	22,250	22	-	-	164,497	-	164,520
Shares issued as debt issuance costs for convertible notes payable	383,080	383	-	-	2,875,206	-	2,875,589
Warrants issued for stock compensation	-	-	-	-	15,797	-	15,797
Net loss	-	-	-	-	-	(7,310,343)	(7,310,343)
Balance at June 30, 2021	94,883,195	$94,883	-	$-	$10,556,088	$(15,767,339)	$(5,116,368)

See Accompanying Notes to Unaudited Consolidated Financial Statements.

Clubhouse Media Group, Inc.

Consolidated Statements of Cash Flow

(Unaudited)

	For the six months ended June 30,	For the period from January 2, 2020 (Inception) to June 30,
	2021	2020
Cash flows from operating activities:
Net (loss) income	$(13,108,922)	$(983,209)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	14,014	2,940
Interest expense - amortization of debt discounts	2,504,987	–
Imputed interest	15,920	15,425
Stock compensation expense	4,112,398	–
Loss in extinguishment of debt - related party	297,138	–
Change in fair value of derivative liability	25,765	–
Loss in extinguishment of debt	120,801	–
Impairment of intangible assets	–	240,000
Net changes in operating assets & liabilities:
Accounts receivable	212,337	(1,050)
Prepaid expense, deposits and other current assets	(202,021)	(84,000)
Accounts payable, accrued liabilities, due to affiliates, and other long-term liabilities	816,523	63,241
Net cash used in operating activities	(5,191,058)	(746,653)

Cash flows from investing activities:
Purchases of property, plant, and equipment	(33,900)	(60,700)
Purchases of intangible assets	(111,867)	–
Cash paid for Tongji public shell company	–	(240,000)
Cash received from acquisition of Magiclytics	76	–
Net cash used in investing activities	(145,691)	(300,700)

Cash flows from financing activities:
Borrowings from related party note payable	244,799	1,062,538
Repayment to related party convertible note payable	(137,500)	-
Borrowings from convertible notes payable	6,997,445	-
Repayment to convertible notes payable	(300,000)
Net cash provided by financing activities	6,804,744	1,062,538

Net increase in cash and cash equivalents	1,467,994	15,185
Cash and cash equivalents at beginning of period	37,774	–
Cash and cash equivalents at end of period	$1,505,768	$15,185

Supplemental disclosure of cash flow information
Cash paid during the period for:
Interest	$-	$-
Income taxes	$-	$-

Supplemental disclosure of non-cash investing and financing Activities:
Shares issued for conversion from convertible note payable	$13,000	$
Shares issued to settle accounts payable	$313,029	$-

See Accompanying Notes to Unaudited Consolidated Financial Statements.

Clubhouse Media Group, Inc.

Notes to the Unaudited Consolidated Financial Statements

June 30, 2021 and 2020

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

Clubhouse Media Group, Inc.

Notes to the Unaudited Consolidated Financial Statements

June 30, 2021 and 2020

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

Clubhouse Media Group, Inc.

Notes to the Unaudited Consolidated Financial Statements

June 30, 2021 and 2020

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation

These unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States (GAAP) and include all adjustments necessary for the fair presentation of the Company’s financial position for the periods presented.

The unaudited consolidated balance sheet as of December 31, 2020 was derived from the Company’s audited consolidated financial statements at that date. The accompanying unaudited consolidated interim financial statements should be read in conjunction with the audited consolidated financial statements and related notes thereto for the year ended December 31, 2020 included in the Company’s Annual Report on Form 10-K filed by the Company with the Securities and Exchange Commission, or the SEC, on March 15, 2021, or the Annual Report. Interim results for the three and six months ended June 30, 2021 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2021.

Principles of Consolidation

The unaudited consolidated financial statements include the financial statements of the Company and its subsidiaries. All significant inter-company transactions and balances have been eliminated in consolidation.

Use of Estimates

In preparing the unaudited consolidated financial statements in conformity with U.S. GAAP, management makes estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities as of the dates of the unaudited consolidated financial statements, as well as the reported amounts of revenues and expenses during the reporting period. Significant estimates and assumptions made by management include, but are not limited to, revenue recognition, the allowance for bad debt, useful life of fixed assets, income taxes and unrecognized tax benefits, valuation allowance for deferred tax assets, and assumptions used in assessing impairment of long-lived assets. Actual results could differ from those estimates.

Clubhouse Media Group, Inc.

Notes to the Unaudited Consolidated Financial Statements

June 30, 2021 and 2020

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

Business Combination

The Company applies the provisions of ASC 805, Business Combinations, in accounting for its acquisitions. It requires the Company to recognize separately from goodwill the assets acquired and the liabilities assumed, at the acquisition date fair values. Goodwill as of the acquisition date is measured as the excess of consideration transferred over the acquisition date fair values of the net assets acquired and the liabilities assumed. While the Company uses its best estimates and assumptions to accurately value assets acquired and liabilities assumed at the acquisition date as well as contingent consideration, where applicable, its estimates are inherently uncertain and subject to refinement. As a result, during the measurement period, which may be up to one year from the acquisition date, the Company records adjustments to the assets acquired and liabilities assumed with the corresponding offset to goodwill. Upon the conclusion of the measurement period or final determination of the values of assets acquired or liabilities assumed, whichever comes first, any subsequent adjustments are recorded to the unaudited consolidated statements of operations.

Cash and Cash Equivalents

Cash equivalents consist of highly liquid investments with maturities of three months or less when purchased. Cash and cash equivalents are on deposit with financial institutions without any restrictions.

Advertising

Advertising costs are expensed when incurred and are included in selling, general, and administrative expense in the accompanying unaudited consolidated statements of operations. We incurred advertising expenses of $21,907 and $3,500 for the three months ended June 30, 2021 and June 30, 2020, respectively. We incurred advertising expenses of $42,452 and $26,270 for the six months ended June 30, 2021 and June 30, 2020, respectively.

Clubhouse Media Group, Inc.

Notes to the Unaudited Consolidated Financial Statements

June 30, 2021 and 2020

Accounts Receivable

The Company’s accounts receivable arises from providing services. The Company does not adjust its receivables for the effects of a significant financing component at contract inception if it expects to collect the receivables in one year or less from the time of sale. The Company does not expect to collect receivables greater than one year from the time of sale.

The Company’s policy is to maintain an allowance for potential credit losses on accounts receivable. Management reviews the composition of accounts receivable and analyzes historical bad debts, customer concentrations, customer credit worthiness, current economic trends and changes in customer payment patterns to evaluate the adequacy of these reserves. Amounts determined to be uncollectible are charged or written-off against the reserve. As of June 30, 2021 and December 31, 2020, there were $0 and $0 for bad debt allowance for accounts receivable.

Property and equipment, net

Plant and equipment are stated at cost less accumulated depreciation and impairment. Depreciation of property, plant and equipment and are calculated on the straight-line method over their estimated useful lives or lease terms generally as follows:

Classification	Useful Life
Equipment	3 years

Lease

On January 2, 2020, the Company adopted Financial Accounting Standards Board, or FASB, Accounting Standards Codification Topic 842, Leases, or ASC 842, using the modified retrospective transition method with a cumulative effect adjustment to accumulated deficit as of January 1, 2019, and accordingly, modified its policy on accounting for leases as stated below. As described under “Recently Adopted Accounting Pronouncements,” below, the primary impact of adopting ASC 842 for the Company was the recognition in the unaudited consolidated balance sheet of certain lease-related assets and liabilities for operating leases with terms longer than 12 months. The Company elected to use the short-term exception and does not record assets/liabilities for short term leases as of June 30, 2021 and December 31, 2020.

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

Clubhouse Media Group, Inc.

Notes to the Unaudited Consolidated Financial Statements

June 30, 2021 and 2020

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

Revenue Recognition

In May 2014 the FASB issued Accounting Standards Update (ASU) No. 2014-09, Revenue from Contracts with Customers (Topic 606), which supersedes all existing revenue recognition requirements, including most industry specific guidance. This new standard requires a company to recognize revenues when it transfers goods or services to customers in an amount that reflects the consideration that the company expects to receive for those goods or services. The FASB subsequently issued the following amendments to ASU No. 2014-09 that have the same effective date and transition date: ASU No. 2016-08, Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations; ASU No. 2016-10, Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing; ASU No. 2016-12, Revenue from Contracts with Customers (Topic 606): Narrow-Scope Improvements and Practical Expedients; and ASU No. 2016-20, Technical Corrections and Improvements to Topic 606, Revenue from Contracts with Customers. The Company adopted these amendments with ASU 2014-09 (collectively, the new revenue standards).

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

Clubhouse Media Group, Inc.

Notes to the Unaudited Consolidated Financial Statements

June 30, 2021 and 2020

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

Based on the Company’s evaluations, revenue from Managed Services is reported on a gross basis because the Company has the primary obligation to fulfill the performance obligations and it creates, reviews and controls the services. The Company takes on the risk of payment to any third-party creators and it establishes the contract price directly with its customers based on the services requested in the statement of work. The contract liabilities as of June 30, 2021 and December 31, 2020 were $41,143 and $73,848, respectively.

Software Development Costs

We apply ASC 350-40, Intangibles—Goodwill and Other—Internal Use Software, in review of certain system projects. These system projects generally relate to software we do not intend to sell or otherwise market. In addition, we apply this guidance to our review of development projects related to software used exclusively for our SaaS subscription offerings. In these reviews, all costs incurred during the preliminary project stages are expensed as incurred. Once the projects have been committed to and it is probable that the projects will meet functional requirements, costs are capitalized. These capitalized software costs are amortized on a project-by-project basis over the expected economic life of the underlying product on a straight-line basis, which is typically two to three years. Amortization commences when the software is available for its intended use. Amounts capitalized related to development of internal use software are included in property and equipment, net, on our Consolidated Balance sheets and related depreciation is recorded as a component of amortization of intangible assets and depreciation in our consolidated statements of operations. During the six months ended June 30, 2021, we capitalized approximately $111,867, related to internal use software and recorded $0 in related amortization expense. Unamortized costs of capitalized internal use software totaled $111,867 and $0 as of June 30, 2021 and December 31, 2020, respectively.

Clubhouse Media Group, Inc.

Notes to the Unaudited Consolidated Financial Statements

June 30, 2021 and 2020

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

For other intangible assets that are not deemed indefinite-lived, cost is generally amortized on a straight-line basis over the asset’s estimated economic life, except for individually significant customer-related intangible assets that are amortized in relation to total related sales. Amortizable intangible assets are reviewed for impairment whenever events or changes in circumstances indicate that the related carrying amounts may not be recoverable. In these circumstances, they are tested for impairment based on undiscounted cash flows and, if impaired, written down to estimated fair value based on either discounted cash flows or appraised values. The Company impaired $0 and $240,000 of goodwill for the six months ended June 30, 2021 and June 30, 2020, respectively.

Impairment of Long-Lived Assets

Long-lived assets, which include property, plant and equipment and intangible assets, are reviewed for impairment whenever events or changes in circumstances indicate the carrying amount of an asset may not be recoverable.

Recoverability of long-lived assets to be held and used is measured by comparing the carrying amount of an asset to the estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated undiscounted future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the assets. Fair value is generally determined using the asset’s expected future discounted cash flows or market value, if readily determinable. Based on its review, the Company believes that, as of and for the six months ended June 30, 2021 and June 30, 2020, there were no impairment loss of its long-lived assets.

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

Clubhouse Media Group, Inc.

Notes to the Unaudited Consolidated Financial Statements

June 30, 2021 and 2020

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

The Company has not completed a full fiscal year, post-recapitalization and has not filed an income tax return and incurred net operating losses from inception to December 31, 2020. The net operating losses as of June 30, 2021 that has future benefits will be recorded as deferred tax assets, but net with 100% valuation allowance until the Company expected to realize this deferred tax assets in the future.

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

The Company used Level 3 inputs for its valuation methodology for the derivative liabilities for conversion feature of the convertible notes in determining the fair value the weighted-average Binomial option pricing model following assumption inputs. The fair value of derivative liability as of June 30, 2021 and December 31, 2020 were $330,255 and $304,490, respectively.

Clubhouse Media Group, Inc.

Notes to the Unaudited Consolidated Financial Statements

June 30, 2021 and 2020

Basic Income (Loss) Per Share

Under the provisions of ASC 260, “Earnings per Share,” basic loss per common share is computed by dividing net loss available to common shareholders by the weighted average number of shares of common stock outstanding for the periods presented. Diluted net loss per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that would then share in the income of the Company, subject to anti-dilution limitations. Potential common shares consist of the convertible promissory notes payable as of June 30, 2021 and December 31, 2020. As of June 30, 2021 and December 31, 2020, there were approximately 4,982,542 and 127,922 potential shares issuable upon conversion of convertible notes payable.

The table below presents the computation of basic and diluted earnings per share for the three and six month ended June 30, 2021 and for the period from January 2, 2020 (inception) to June 30, 2020:

	For the three months ended June 30, 2021	For the three months ended June 30, 2020	For the six months ended June 30, 2021	For the period from January 2, 2020 (inception) to June 30, 2020
Numerator:
Net loss	$(7,310,343)	$(756,130)	$(13,109,921)	$(983,209)
Denominator:
Weighted average common shares outstanding—basic	94,518,186	92,623,286	93,330,191	92,623,386
Dilutive common stock equivalents	-	-	-	-
Weighted average common shares outstanding—diluted	94,518,186	92,623,386	93,330,191	92,623,386
Net loss per share:
Basic	$(0.08)	$(0.01)	$(0.14)	$(0.01)
Diluted	$(0.08)	$(0.01)	$(0.14)	$(0.01)

Clubhouse Media Group, Inc.

Notes to the Unaudited Consolidated Financial Statements

June 30, 2021 and 2020

Concentration of Credit Risk

Financial instruments that potentially subject the Company to credit risk consist primarily of accounts receivable. The Company does not require collateral or other security to support these receivables. The Company conducts periodic reviews of the financial condition and payment practices of its customers to minimize collection risk on accounts receivable.

One customer accounted for 72% and 56% of the Company’s sales for the three and six month ended June 30, 2021, respectively. Accounts receivable from this customer was $0 as of June 30, 2021.

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

Clubhouse Media Group, Inc.

Notes to the Unaudited Consolidated Financial Statements

June 30, 2021 and 2020

Beneficial Conversion Features

If a conversion features did not meet the definition of derivative liability under ASC 815, the Company evaluates the conversion feature for a beneficial conversion feature. The effective conversion price was compared to the market price on the date of the note. If the effective conversion price was less than the market value of underlying common stock at the inception of the convertible promissory note, the Company recorded the difference as debt discounts and amortized over the life of the notes using the effective interest method. The Company amortized $2,504,987 and $0 of the discount on the convertible notes payable to interest expense for the six months ended June 30, 2021 and for the period from January 2, 2020 (inception) to June 30, 2020, respectively.

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

Clubhouse Media Group, Inc.

Notes to the Unaudited Consolidated Financial Statements

June 30, 2021 and 2020

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

On October 1, 2020, we early adopted Accounting Standard Update No. 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes (ASU 2019-12), which simplifies the accounting for income taxes. This guidance was effective beginning January 1, 2021, with early adoption permitted. The adoption of this new standard did not have a material impact on our unaudited consolidated financial statements.

In August 2020, the FASB issued Accounting Standards Update No. 2020-06, Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity (ASU 2020-06), which simplifies the accounting for convertible instruments by reducing the number of accounting models available for convertible debt instruments. This guidance also eliminates the treasury stock method to calculate diluted earnings per share for convertible instruments and requires the use of the if-converted method. This guidance will be effective for us in the first quarter of 2022 on a full or modified retrospective basis, with early adoption permitted. The Company is currently evaluating the timing, method of adoption and overall impact of this standard on its consolidated financial statements.

Clubhouse Media Group, Inc.

Notes to the Unaudited Consolidated Financial Statements

June 30, 2021 and 2020

NOTE 3 – GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates continuity of operations, realization of assets, and liquidation of liabilities in the normal course of business.

As reflected in the accompanying financial statements, the Company had a net loss of $13,108,922 for the six months ended June 30, 2021, negative working capital of $5,390,802 as of June 30, 2021, and stockholder’s deficit of $5,116,368. These factors among others raise substantial doubt about the Company’s ability to continue as a going concern.

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

Clubhouse Media Group, Inc.

Notes to the Unaudited Consolidated Financial Statements

June 30, 2021 and 2020

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

The number of shares of the Company common stock issued at the Magiclytics Closing was based on the fair market value of the Company common stock as initially agreed to by the parties, which is $4.76 per share (the “Base Value”). The fair market value was determined based on the volume weighted average closing price of the Company common stock for the twenty (20) trading day period immediately prior to the Magiclytics,. In the event that the initial public offering price per share of the Company common stock in this Offering pursuant to Regulation A is less than the Base Value, then within three (3) business days of the qualification by the SEC of the Offering Statement forming part of the offering circular, the Company will issue to the Magiclytics Shareholders a number of additional shares of Company common stock equal to:

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

Clubhouse Media Group, Inc.

Notes to the Unaudited Consolidated Financial Statements

June 30, 2021 and 2020

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

Immediately prior to closing of the Agreement, Chris Young is the President and Director of the Company, and was the Chief Executive Officer, a Director, and a principal shareholder of 45% of outstanding capital stock of Magiclytics at the time of the share exchange. As a result of the common ownership upon closing of the transaction, the acquisition was considered a common-control transaction and was outside the scope of the business combination guidance in ASC 805-10. The entities are deemed to be under common control as of February 27, 2018, which was the date that the majority shareholder acquired control of the Company and, therefore, held control over both companies. The Company recorded the consideration issued to purchase Magiclytics based on the carrying value of the net assets received and $97,761 related party payables assumed per the acquisition agreement as of February 3, 2021 of $(60,697). The financial statements as of June 30, 2021 were adjusted as if the acquisition happened at the beginning of the year as of January 1, 2021.

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

Clubhouse Media Group, Inc.

Notes to the Unaudited Consolidated Financial Statements

June 30, 2021 and 2020

NOTE 5 – PROPERTY AND EQUIPMENT

Fixed assets, net consisted of the following:

	June 30, 2021	December 31, 2020	Estimated Useful Life
	(unaudited)
Equipment	$113,638	$79,737	3 years

Less: accumulated depreciation and amortization	(28,959)	(14,945)
Property, plant, and equipment, net	$84,679	$64,792

Depreciation expense were $7,080 and $2,940 for the three months ended June 30, 2021 and June 30, 2020. Depreciation expense were $14,014 and $2,940 for the six months ended June 30, 2021 and for the period from January 2, 2020 (inception) to June 30, 2020, respectively.

NOTE 6 – INTANGIBLES

As of June 30, 2021 and December 31, 2020, the Company has intangible assets of $189,755 and $0 from and after the acquisition of Magiclytics in February 2021. It is a platform that internally developed for revenue prediction from influencer collaboration.

NOTE 7 – OTHER ASSETS

As of June 30, 2021 and December 31, 2020, other assets consist of security deposit of $232,000 and $219,000 for operating leases, respectively.

Clubhouse Media Group, Inc.

Notes to the Unaudited Consolidated Financial Statements

June 30, 2021 and 2020

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

The balance as of June 30, 2021 and December 31, 2020 were $0 and $0, respectively.

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

Clubhouse Media Group, Inc.

Notes to the Unaudited Consolidated Financial Statements

June 30, 2021 and 2020

Since the conversion price is based on 30% of the VWAP during the 20-trading day period immediately prior to the option conversion date, the Company has determined that the conversion feature is considered a derivative liability for the Company, which is detailed in Note 10.

The balance as of June 30, 2021 and December 31, 2020 were $50,000 and $50,000, respectively.

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

The balance as of June 30, 2021 and December 31, 2020 were $30,000 and $30,000, respectively.

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

Clubhouse Media Group, Inc.

Notes to the Unaudited Consolidated Financial Statements

June 30, 2021 and 2020

Since the conversion price is based on 50% of the VWAP during the 20-trading day period immediately prior to the option conversion date, the Company has determined that the conversion feature is considered a derivative liability for the Company, which is detailed in Note 10.

The balance as of June 30, 2021 and December 31, 2020 were $50,000 and $50,000, respectively.

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

The balance as of June 30, 2021 and December 31, 2020 were $25,000 and $25,000, respectively.

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

Clubhouse Media Group, Inc.

Notes to the Unaudited Consolidated Financial Statements

June 30, 2021 and 2020

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

The balance as of June 30, 2021 and December 31, 2020 were $0 and $0, respectively.

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

The balance as of June 30, 2021 and December 31, 2020 were $250,000 and $0, respectively.

Clubhouse Media Group, Inc.

Notes to the Unaudited Consolidated Financial Statements

June 30, 2021 and 2020

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

The entire principal balance and interest were converted in the quarter ended June 30, 2021. The balance as of June 30, 2021 and December 31, 2020 were $0 and $0, respectively.

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

Clubhouse Media Group, Inc.

Notes to the Unaudited Consolidated Financial Statements

June 30, 2021 and 2020

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

GS Capital converted $96,484 and $3,515 accrued interest in the quarter ended June 30, 2021. The balance as of June 30, 2021 and December 31, 2020 were $481,294 and $0, respectively.

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

Clubhouse Media Group, Inc.

Notes to the Unaudited Consolidated Financial Statements

June 30, 2021 and 2020

The $57,778 original issue discounts, the fair value of 100,000 shares issued, and the beneficial conversion features were recorded as debt discounts and amortized over the term of the note. Therefore, the total debt discounts at the inception date of this convertible promissory note were $577,778.

The balance as of June 30, 2021 and December 31, 2020 were $577,778 and $0, respectively.

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

The GS Capital Note #4 has a maturity date of April 1, 2022 and bears interest at 10% per year. No payments of the principal amount or interest are due prior to the maturity date other than as specifically set forth in the GS Capital Note, and the Company may prepay all or any portion of the principal amount and any accrued and unpaid interest at any time without penalty.

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

The $50,000 original issue discounts, the fair value of 45,000 shares issued, and the beneficial conversion features were recorded as debt discounts and amortized over the term of the note. Therefore, the total debt discount at the inception date of this convertible promissory note were recorded at $550,000.

Clubhouse Media Group, Inc.

Notes to the Unaudited Consolidated Financial Statements

June 30, 2021 and 2020

The balance as of June 30, 2021 and December 31, 2020 were $550,000 and $0, respectively.

Convertible Promissory Note – GS Capital Partners #5

On April 29, 2021, Clubhouse Media Group, Inc. (the “Company”) entered into a securities purchase agreement (the “Securities Purchase Agreement”) with GS Capital Partners, LLC (“GS Capital”), pursuant to which, on same date, the Company issued a convertible promissory note to GS Capital in the aggregate principal amount of $550,000 for a purchase price of $500,000, reflecting a $50,000 original issue discount (the “GS Capital Note #5”) and, in connection therewith, sold to GS Capital 125,000 shares of the Company’s common stock, par value $0.001 per share (the “Company Common Stock”) at a purchase price of $125, representing a per share price of $0.001 per share. In addition, at the closing of this sale, the Company reimbursed GS Capital the sum of $5,000 for GS Capital’s costs in completing the transaction, which amount GS Capital withheld from the total purchase price paid to the Company.

The April 2021 GS Capital Note #5 has a maturity date of April 29, 2022 and bears interest at 10% per year. No payments of the principal amount or interest are due prior to the maturity date other than as specifically set forth in the GS Capital Note #5, and the Company may prepay all or any portion of the principal amount and any accrued and unpaid interest at any time without penalty.

The GS Capital Note #5 (and the principal amount and any accrued and unpaid interest) is convertible into shares of the Company’s common stock, par value $0.001 per share (the “Company Common Stock”) at GS Capital’s election at any time following the time that the SEC qualifies the Company’s offering statement related to the Company’s planned offering of Company Common Stock pursuant to Regulation A under the Securities Act of 1933, as amended (the “Regulation A Offering”). At such time, the GS Capital Note #5 (and the principal amount and any accrued and unpaid interest) will be convertible at a conversion price equal to 70% of the initial offering price of the Company Common Stock in the Regulation A Offering, subject to a customary beneficial ownership limitation of 9.99%, which may be waived by GS Capital on 61 days’ notice to the Company. The conversion price is subject to customary adjustments for any stock splits, etc. which occur following the determination of the conversion price.

The $50,000 original issue discounts, the fair value of 125,000 shares issued, and the beneficial conversion features were recorded as debt discounts and amortized over the term of the note. Therefore, the total debt discount at the inception date of this convertible promissory note were recorded at $550,000.

The balance as of June 30, 2021 and December 31, 2020 were $550,000 and $0, respectively.

Clubhouse Media Group, Inc.

Notes to the Unaudited Consolidated Financial Statements

June 30, 2021 and 2020

Convertible Promissory Note – GS Capital Partners #6

On June 3, 2021, Clubhouse Media Group, Inc. (the “Company”) entered into a securities purchase agreement (the “Securities Purchase Agreement”) with GS Capital Partners, LLC (“GS Capital”), pursuant to which, on same date, the Company issued a convertible promissory note to GS Capital in the aggregate principal amount of $550,000 for a purchase price of $500,000, reflecting a $50,000 original issue discount (the “GS Capital Note #6”) and, in connection therewith, sold to GS Capital 85,000 shares of the Company’s common stock, par value $0.001 per share (the “Company Common Stock”) at a purchase price of $85, representing a per share price of $0.001 per share. In addition, at the closing of this sale, the Company reimbursed GS Capital the sum of $5,000 for GS Capital’s costs in completing the transaction, which amount GS Capital withheld from the total purchase price paid to the Company.

The GS Capital Note #6 has a maturity date of June 3, 2022 and bears interest at 10% per year. No payments of the principal amount or interest are due prior to the maturity date other than as specifically set forth in the GS Capital Note #6, and the Company may prepay all or any portion of the principal amount and any accrued and unpaid interest at any time without penalty.

The GS Capital Note #6 (and the principal amount and any accrued and unpaid interest) is convertible into shares of the Company’s common stock, par value $0.001 per share (the “Company Common Stock”) at GS Capital’s election at any time following the time that the SEC qualifies the Company’s offering statement related to the Company’s planned offering of Company Common Stock pursuant to Regulation A under the Securities Act of 1933, as amended (the “Regulation A Offering”). At such time, the GS Capital Note #6 (and the principal amount and any accrued and unpaid interest) will be convertible at a conversion price equal to 70% of the initial offering price of the Company Common Stock in the Regulation A Offering, subject to a customary beneficial ownership limitation of 9.99%, which may be waived by GS Capital on 61 days’ notice to the Company. The conversion price is subject to customary adjustments for any stock splits, etc. which occur following the determination of the conversion price.

The $50,000 original issue discounts, the fair value of 85,000 shares issued, and the beneficial conversion features were recorded as debt discounts and amortized over the term of the note. Therefore, the total debt discount at the inception date of this convertible promissory note were recorded at $550,000.

The balance as of June 30, 2021 and December 31, 2020 were $550,000 and $0, respectively.

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

Clubhouse Media Group, Inc.

Notes to the Unaudited Consolidated Financial Statements

June 30, 2021 and 2020

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

The balance as of June 30, 2021 and December 31, 2020 were $1,540,000 and $0, respectively.

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

The Eagle Equities Note has a maturity date of April 13, 2022 and bears interest at 10% per year. No payments of the principal amount or interest are due prior to the maturity date other than upon the circumstances set forth in the Eagle Equities Note – specifically, if (i) the SEC qualifies the Company’s offering statement related to the Company’s planned offering of Company Common Stock pursuant to Regulation A under the Securities Act of 1933, as amended; and (ii) the Company receives $3,500,000 in net proceeds from such Regulation A Offering, then Company must repay the principal amount and any accrued and unpaid interest on the Eagle Equities Note within three (3) business days from the date of such occurrence. The Company may prepay all or any portion of the principal amount and any accrued and unpaid interest at any time without penalty.

Clubhouse Media Group, Inc.

Notes to the Unaudited Consolidated Financial Statements

June 30, 2021 and 2020

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

The $100,000 original issue discounts, the fair value of 165,000 shares issued, and the beneficial conversion features were recorded as debt discounts and amortized over the term of the note. Therefore, the total debt discount at the inception date of this convertible promissory note were recorded at $1,100,000.

The balance as of June 30, 2021 and December 31, 2020 were $1,100,000 and $0, respectively.

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

Clubhouse Media Group, Inc.

Notes to the Unaudited Consolidated Financial Statements

June 30, 2021 and 2020

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

For the quarter ended June 30, 2021, the Company paid $300,000 cash to reduce the balance of the convertible promissory note from Labrys Fund, LP. The balance as of June 30, 2021, was $700,000.

The balance as of June 30, 2021 and December 31, 2020 were $700,000 and $0, respectively.

Convertible Promissory Note Holder	Start Date	End Date	Note Principal Balance	Debt Discounts As of Issuance	Amortization	Debt Discounts As of 6/30/2021
Scott Hoey	9/10/2020	9/10/2022	-	7,500	(7,500)	-
Cary Niu	9/18/2020	9/18/2022	50,000	50,000	(19,521)	30,479
Jesus Galen	10/6/2020	10/6/2022	30,000	30,000	(10,973)	19,027
Darren Huynh	10/6/2020	10/6/2022	50,000	50,000	(18,288)	31,712
Wayne Wong	10/6/2020	10/6/2022	25,000	25,000	(9,144)	15,856
Matt Singer	1/3/2021	1/3/2023	13,000	13,000	(13,000)	-
ProActive Capital	1/20/2021	1/20/2022	250,000	217,024	(95,728)	121,296
GS Capital #1	1/25/2021	1/25/2022	288,889	288,889	(288,889)	-
Tiger Trout SPA	1/29/2021	1/29/2022	1,540,000	1,540,000	(641,315)	898,685
GS Capital #2	2/16/2021	2/16/2022	577,778	577,778	(269,223)	308,555
Labrys Fund, LLP	3/11/2021	3/11/2022	1,000,000	1,000,000	(604,110)	395,890
GS Capital #3	3/16/2021	3/16/2022	577,778	577,778	(167,793)	409,985
GS Capital #4	4/1/2021	4/1/2022	550,000	550,000	(135,616)	414,384
Eagle Equities LLC	4/13/2021	4/13/2022	1,100,000	1,100,000	(235,068)	864,932
GS Capital #5	4/29/2021	4/29/2022	550,000	550,000	(140,137)	409,863
GS Capital #6	6/3/2021	6/3/2022	550,000	550,000	(40,685)	509,315
Total			Total			4,429,980
			Add: Remaining note principal balance			6,454,072
			Total convertible promissory notes, net			2,024,092

Clubhouse Media Group, Inc.

Notes to the Unaudited Consolidated Financial Statements

June 30, 2021 and 2020

Future maturities of convertible notes payable at June 30, 2021 are as follows:

Years ending December 31,
2021	$-
2022	6,454,072
2023	–
2024	–
2025	-
Thereafter	–
$6,454,072

Interest expense recorded related to the convertible notes payable for the three and six months ended June 30, 2021 were $193,224 and $277,687, respectively. Interest expense recorded for the three and six months ended June 30, 2020 were $0 and $0, respectively.

NOTE 9 – SHARES TO BE ISSUED - LIABILITY

As of June 30, 2021 and December 31, 2020, the Company entered into various consulting agreements with consultants, directors, and terms of future financing from Labrys. The balances of shares to be issued – liability were $2,457,517 and $87,029 and has not been issued as of June 30, 2021 and December 31, 2020. The Company recorded these consultant and director shares under liability based on the shares will be issued at a fixed monetary amount known at inception under ASC 480.

Shares to be issued - liability is summarized as below:

Beginning Balance, January 1, 2021	$87,029
Shares to be issued	3,735,029
Shares issued	(2,048,583)
Ending Balance, June 30, 2021	$2,457,517

Shares to be issued - liability is summarized as below:

Beginning Balance, January 2, 2020	$-
Shares to be issued	87,029
Shares issued	-
Ending Balance, June 30, 2021	$87,029

Clubhouse Media Group, Inc.

Notes to the Unaudited Consolidated Financial Statements

June 30, 2021 and 2020

NOTE 10 – DERIVATIVE LIABILITY

The derivative liability is derived from the conversion features in note 8 signed for the period ended December 31, 2020. All were valued using the weighted-average Binomial option pricing model using the assumptions detailed below. As of June 30, 2021 and December 31, 2020, the derivative liability were $330,255 and $304,490, respectively. The Company recorded $25,765 and $0 loss from gain (loss) in derivative liability during the six months ended June 30, 2021 and 2020, respectively. The Binomial model with the following assumption inputs:

June 30, 2021
Annual Dividend Yield	—
Expected Life (Years)	1.1 – 1.2 years
Risk-Free Interest Rate	0.25%
Expected Volatility	308 - 309%

Fair value of the derivative is summarized as below:

Beginning Balance, December 31, 2020	$304,490
Additions	-
Mark to Market	25,765
Cancellation of Derivative Liabilities Due to Conversions	-
Reclassification to APIC Due to Conversions	-
Ending Balance, June 30, 2021	$330,255

December 31, 2020
Annual Dividend Yield	—
Expected Life (Years)	1.6 – 2.0 years
Risk-Free Interest Rate	0.13 – 0.17%
Expected Volatility	318 - 485%

Fair value of the derivative is summarized as below:

Beginning Balance, January 2, 2020	$-
Additions	270,501
Mark to Market	61,029
Cancellation of Derivative Liabilities Due to Conversions	-
Reclassification to APIC Due to Conversions	(27,040)
Ending Balance, December 31, 2020	$304,490

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

Clubhouse Media Group, Inc.

Notes to the Unaudited Consolidated Financial Statements

June 30, 2021 and 2020

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

As of June 11, 2021, the Company received notice of qualification by the United States Securities and Exchange Commission on its Offering Circular. Accordingly, the principal balance of $1,000,000 has been converted to common stock and recorded under shares to be issued until it is issued.

The balance as of June 30, 2021 and December 31, 2020 were $1,269,864 and $0, respectively.

NOTE 12 – RELATED PARTY TRANSACTIONS

As of December 31, 2020, the Company’s Chief Executive Officer had advanced $2,162,562 to the Company for payment of the Company’s operating expenses. The Company recorded $87,213 as imputed interest and recorded as additional paid in capital for the year ended December 31, 2020 from the loan advanced by the Company’s Chief Executive Officer.

On February 2, 2021, the Company and Amir Ben-Yohanan, its Chief Executive Officer, entered into a promissory note in the total principal amount of $2,400,000 (the “Amir 2021 Note”) to replace the Amir 2020 note with a maturity date of February 2, 2024. The Note memorializes a $2,400,000 loan that Mr. Ben-Yohanan previously advanced to the Company and its subsidiaries to fund their operations. The Note bears simple interest at a rate of eight percent (8%) per annum, and the Company may prepay all or any portion of the principal amount and any accrued and unpaid interest of the Note at any time without penalty. The Note bears simple interest at a rate of eight percent (8%) per annum, and the Company may prepay all or any portion of the principal amount and any accrued and unpaid interest of the Note at any time without penalty.

Clubhouse Media Group, Inc.

Notes to the Unaudited Consolidated Financial Statements

June 30, 2021 and 2020

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

For the three months ended June 30, 2021, the Board of Directors approved and paid $205,000 cash bonuses to Amir Ben-Yohanan, Chris Young, Harris Tulchin, and Simon Yu.

For the three months ended March 31, 2021, the Company’s Chief Executive Officer advanced an additional $135,000 to the Company to pay the Company’s operating expenses.

For the three and six months ended June 30, 2021, the Company paid the Company’s Chief Executive Officer interest of $67,163 and $67,163, respectively.

For the three and six months ended June 30, 2020, the Company paid the Company’s Chief Executive Officer interest of $0 and $0, respectively.

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

As of June 30, 2021 and December 31, 2020, The Company has a payable balance owed to Christian Young of $14,301 and $23,685.

Clubhouse Media Group, Inc.

Notes to the Unaudited Consolidated Financial Statements

June 30, 2021 and 2020

As of June 30, 2021 and December 31, 2020, The Company has a payable balance owed to Magiclytics of $97,761 and $0 from the acquisition of Magiclytics on February 3, 2021.

NOTE 13 – STOCKHOLDERS’ EQUITY (DEFICIT)

On July 7, 2020, the Company increased the authorized capital stock of the Company to 550,000,000, comprised of 500,000,000 shares of common stock, par value $0.001, and 50,000,000 shares of preferred stock, par value $0.001.

Preferred Stock

As of June 30, 2021 and December 31, 2020, there was 1 preferred share issued and outstanding.

On November 12, 2020, the Company filed a Certificate of Designations with the Secretary of State of Nevada to designate one share of the preferred stock of the Company as the Series X Preferred Stock of the Company.

In November 2020, the Company issued and sold to the Company’s Chief Executive Officer 1 share of Series X Preferred Stock, at a purchase price of $1.00. The share of Series X Preferred Stock shall have a number of votes at any time equal to (i) the number of votes then held or entitled to be made by all other equity securities of the Company, debt securities of the Company or pursuant to any other agreement, contract or understanding of the Company, plus (ii) one (1). The Series X Preferred Stock shall vote on any matter submitted to the holders of the Common Stock, or any class thereof, for a vote, and shall vote together with the Common Stock, or any class thereof, as applicable, on such matter for as long as the share of Series X Preferred Stock is issued and outstanding. The Series X Preferred Stock shall not have the right to vote on any matter as to which solely another class of Preferred Stock of the Company is entitled to vote pursuant to the certificate of designations of such other class of Preferred Stock of the Company.

The Series X Preferred Stock shall not be convertible into shares of any other class of stock of the Company and entitled to receive any dividends paid on any other class of stock of the Company.

In the event of any liquidation, dissolution or winding up of the Company, either voluntarily or involuntarily, a merger or consolidation of the Company wherein the Company is not the surviving entity, or a sale of all or substantially all of the assets of the Company, the Series X Preferred Stock shall not be entitled to receive any distribution of any of the assets or surplus funds of the Company and shall not participate with the Common Stock or any other class of stock of the Company therein.

Clubhouse Media Group, Inc.

Notes to the Unaudited Consolidated Financial Statements

June 30, 2021 and 2020

Common Stock

As of June 30, 2021 and December 31, 2020, the Company had 500,000,000 shares of common stock authorized with a par value of $0.001. There were 94,302,795 and 92,682,632 shares issued and outstanding as of June 30, 2021 and December 31, 2020, respectively.

For the three months ended March 31, 2021, the Company issued 207,817 shares to consultants and directors at fair value of $2,113,188.

For the period ended March 31, 2021, the Company issued 734,689 shares to acquire Magiclytics,

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

For the three months ended June 30, 2021, the Company issued 175,070 shares to consultants and directors at fair value of $1,546,413.

For the three months ended June 30, 2021, the Company issued 22,250 shares to settle an accounts payable balance of $164,520.

For the three months ended June 30, 2021, the Company issued 383,080 shares as debt issuance costs for convertible notes payable at fair value of $2,875,589.

For the three months ended June 30, 2021, the Company issued warrants at fair value of $15,797 to an non-employee as compensation.

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

Clubhouse Media Group, Inc.

Notes to the Unaudited Consolidated Financial Statements

June 30, 2021 and 2020

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

The Company has three short term leases in the United States and two month to month lease in Europe as of June 30, 2021. All short-term leases will be expired in 2021. The total monthly rent expense is approximately $148,000.

NOTE 15 – SUBSEQUENT EVENTS

The Company has evaluated events subsequent to June 30, 2021, to assess the need for potential recognition or disclosure in the unaudited consolidated financial statements. Such events were evaluated through August 13, 2021, the date and time the unaudited consolidated financial statements were issued, and it was determined that no subsequent events, except as follows, occurred that required recognition or disclosure in the unaudited consolidated financial statements.

On July 1, 2021, the Company issued 257,625 shares of Company unrestricted common stock to nine investors for a purchase price of $4.00 per share (for an aggregate of $1,030,500) in connection with the initial closing of this Regulation A offering.

On July 9, 2021, the Company issued 6,069 shares of Company common stock to Adam Miguest with a value of $0.001 per share as compensation for bringing in brand deals for influencers.

On July 9, 2021, the Company issued 1,585 shares of Company common stock to Wilfred Man with a value of $0.001 per share as compensation for services to the Company.

On July 9, 2021, the Company issued 8,268 shares of Company common stock to Lindsay Brewer with a value of $0.001 per share as compensation for services to the Company.

Clubhouse Media Group, Inc.

Notes to the Unaudited Consolidated Financial Statements

June 30, 2021 and 2020

On July 9, 2021, the Company issued 1,014 shares of Company common stock to Arlene G. Todd with a value of $0.001 per share as compensation for services to the Company.

On July 9, 2021, the Company issued 3,275 shares of Company common stock to Andrew Omori with a value of $0.001 per share as compensation for services to the Company.

On July 9, 2021, the Company issued 2,027 shares of Company common stock to Tommy Shek with a value of $0.001 per share as compensation for services to the Company.

On July 9, 2021, the Company issued 250,000 shares of Company common stock to Amir Ben-Yohanan, Chief Executive Officer of the Company, with a value of $0.001 per share as compensation for services to the Company.

On July 9, 2021, the Company issued 6,000 shares of Company common stock to Arlene G. Todd with a value of $0.001 per share as compensation for services to the Company.

On July 9, 2021, the Company issued 1,014 shares of Company common stock to Arlene G. Todd with a value of $0.001 per share as compensation for services to the Company.

On July 9, 2021, the Company issued 1,686 shares of Company common stock to Andrew Omori with a value of $0.001 per share as compensation for services to the Company.

On July 9, 2021, the Company issued 16,666 shares of Company common stock to Phoenix Media & Entertainment with a value of $0.001 per share as compensation for services to the Company.

On July 9, 2021, the Company issued 7,500 shares of Company common stock to G Money, Inc. with a value of $0.001 per share as compensation for services to the Company.

On July 13, 2021, the Company issued 4,030 shares of Company common stock to Amir Ben-Yohanan, Chief Executive Officer of the Company, with a value of $6.20 per share as compensation for services to the Company.

On July 13, 2021, the Company issued 4,030 shares of Company common stock to Chris Young, President of the Company, with a value of $6.20 per share as compensation for services to the Company.

On July 13, 2021, the Company issued 4,030 shares of Company common stock to Simon Yu, Chief Operating Officer of the Company, with a value of $6.20 per share as compensation for services to the Company.

On July 13, 2021, the Company issued 4,030 shares of Company common stock to Harris Tulchin, Chief Legal Counsel of the Company, with a value of $6.20 per share as compensation for services to the Company.

Clubhouse Media Group, Inc.

Notes to the Unaudited Consolidated Financial Statements

June 30, 2021 and 2020

On July 13, 2021, the Company issued 4,030 shares of Company common stock to Gary Marenzi, a director of the Company, with a value of $6.20 per share as compensation for services to the Company.

On July 13, 2021, the Company issued 7,671 shares of Company common stock to Laura Anthony with a value of $0.0001 per share for legal services rendered to the Company.

On July 13, 2021, the Company issued 28,670 shares of Company common stock to Heather Ferguson with a value of $4.36 per share as compensation for services to the Company.

Repayment of Labrys Convertible Promissory Note

In July 2021, the Company paid $125,000 cash to reduce the balance of the convertible promissory note from Labrys Fund, LP.

In July 2021, the Company received $845,290 from the Regulation A Offering.

In July 2021, the Company terminated the lease for Society Las Vegas.

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

On July 7, 2020, we amended our articles of incorporation whereby it increased its authorized capital stock to 550,000,000 shares, comprised of 500,000,000 shares of common stock, par value $0.001 and 50,000,000 shares of preferred stock, par value $0.001.

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

In addition to the above, WOHG is the 100% owner of two other limited liability companies – Clubhouse Studios, LLC, which holds most of our intellectual property, and DAK Brands, LLC, each incorporated in the State of Delaware on May 13, 2020. However, each of these entities has minimal or no operations, and is not intended to have any material operations in the near future.

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

Other Recent Developments of West of Hudson Group, Inc.

On August 3, 2020, on behalf of WOHG, Amir Ben-Yohanan, our Chief Executive Officer, entered into a lease agreement for an initial term ended July 31, 2021 for $50,000 a month (for the property currently being used for the Dobre Brothers House – Beverly Hills location.). The lease is currently on a month to month basis.

On September 4,, 2020, on behalf of WOHG, Mr. Ben-Yohanan, our Chief Executive Officer, entered into a one year lease agreement for $40,000 a month for the “Weheartfans House – Bel-Air” Clubhouse.

On September 6, 2020, WOHG entered into an agreement to rent the property for Clubhouse Europe until November 5, 2020 for 4,000 euros per month and to be extended month to month thereafter.

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

Society Las Vegas Lease

On February 1, 2021, on behalf of the Company, Amir Ben-Yohanan, our Chief Executive Officer, entered into a one-year lease agreement for a term commencing on February 1, 2021 and ending January 31, 2022 for $12,500 a month (for the property currently being used for the Society Las Vegas – Las Vegas location). As of July 31, 2021, the Company and the landlord mutually agreed to terminate the lease without penalty.

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

The number of shares of the Company common stock issued at the Magiclytics Closing was based on the fair market value of the Company common stock as initially agreed to by the parties, which is $4.76 per share (the “Base Value”). The fair market value was determined based on the volume weighted average closing price of the Company common stock for the twenty (20) trading day period immediately prior to the Magiclytics Closing. Because the initial public offering price per share of the Company common stock in its Regulation A offering was less than the Base Value, then within three (3) business days of the qualification by the SEC of the Regulation A Offering Statement forming part of the Offering Circular, the Company agreed to issue to the Magiclytics Shareholders a number of additional shares of Company common stock equal to:

(1)	$3,500,000 divided by $4.00, minus;
(2)	734,689.

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

Yomtubian Consulting Agreement

On June 10, 2021, the Company entered into a consulting agreement with Joseph Yomtubian. Pursuant to the terms of the consulting agreement, Mr. Yomtubian agreed to provide to the Company certain management consulting and business advisory services. In exchange for such services, the Company agreed to pay Mr. Yomtubian $20,000 monthly. The consulting agreement has a term of one year.

Young Consulting Agreement

On February 3, 2021, in connection with (but not pursuant to) the closing of the A&R Share Exchange Agreement relating to Magiclytics, the Company entered in a consulting agreement with Chris Young, the President, Secretary, and a Director of the Company.

Call Agreements

On March 12, 2021, Harris Tulchin, a Director of the Company, entered into separate “Call Agreements” with each of Amir Ben-Yohanan, a Director and the Chief Executive Officer of the Company, and Christian Young, a Director and the President and Secretary of the Company.

Employment Agreements

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

Advisory Board

On April 2, 2021, the Company established an advisory board (“Advisory Board”) to provide guidance and advice to the directors and officers of the Company regarding technical and business matters. The advisory board has no voting powers. The advisory board is made up of two members including Andrew Omori and Perry Simon.

Andrew Omori. On April 2, 2021, the Company entered into a consulting agreement with Andrew Omori and appointed Mr. Omori to the Advisory Board of the Company. Mr. Omori is a partner at Andreessen Horowitz, one of Silicon Valley’s most prominent and successful venture capital firms, with $17.6 billion in assets under management. Andreessen Horowitz is well known for leading investments in hit social audio app, Clubhouse (which is not owned, and is not otherwise affiliated with, the Company), as well as Airbnb and Coinbase. Prior to joining Andreessen Horowitz, Mr. Omori served as a VP at JMP Group and as a successful technology investment banker. Mr. Omori has dedicated his career to helping technology companies scale and has worked with a variety of social companies including Snap, Pinterest, Roblox, and the Clubhouse app. Mr. Omori will advise the Board of Directors and the Company regarding optimal pathways for monetizing the Company’s operations as well as providing the Company with access to relationships, branding opportunities, and partnerships that hold the potential for further gains in shareholder value.

Perry Simon. On April 21, 2021, the Company entered into a consulting agreement with Perry Simon and appointed Mr. Simon to the Advisory Board of the Company. Mr. Simon is the former executive vice president of Primetime at NBC Entertainment, where he helped develop and supervise some of television’s most iconic series, including “Cheers,” “The Golden Girls,” “Law and Order,” “L.A. Law,” “Miami Vice,” “Frasier,” Seinfeld, and “The Cosby Show.” He is also a former General Manager at PBS former Managing Director at BBC Worldwide America, former President of Viacom Productions and former executive officer at Paul Allen’s Vulcan Productions. Over the past 20 years, Mr. Simon has helped to facilitate the rapid growth of mission-driven programming, driving large gains in audience size and fan engagement, and winning multiple awards along the way (Golden Globes, Emmys, and Peabodys). Mr. Simon will advise the Company on non-profit and social impact activities, as well as other business, financial, and organizational matters, and access his extensive entertainment industry relationships and knowledge for content development, acquisition, and deal structures.

We are planning to obtain the funds necessary to execute our plan of operations from various capital raises, including potentially through private placements or our common stock or the issuance and sales of convertible notes, as well as potentially through a registration statement or an offering statement filed with the SEC.

There can be no assurance that we’ll be able to obtain the necessary funds for our foregoing operations on terms that are acceptable to us or at all, and there can be no assurance that our plan of operations can be executed as planned, or at all.

RESULTS OF OPERATIONS

For the Three and Six Months Ended June 30, 2021 Compared to the Three Months Ended June 30, 2020 and the Period from January 2, 2020 (Inception) to June 30, 2020

Net Revenue

Net revenue was $929,962 for the three months ended June 30, 2021, compared to net revenue of $95,534 for the three months ended June 30, 2020. The increase was due to the generation of revenue since the second quarter in 2020 and the increase of brand deals and revenue from Tinder Blog.

Net revenue was $1,453,338 for the six months ended June 30, 2021, compared to net revenue of $95,534 for the period from January 2, 2020 (inception) to June 30, 2020. The increase was due to the generation of revenue since the second quarter in 2020 and the increase of brand deals and revenue from Tinder Blog.

Cost of Goods Sold

Cost of sales was $865,103 for the three months ended June 30, 2021, compared to cost of sales of $90,206 for the three months ended June 30, 2020. The increase was due to the generation of revenue since the second quarter in 2020 and the increase of brand deals and revenue from Tinder Blog.

Cost of sales was $1,181,787 for the six months ended June 30, 2021, compared to $90,206 for the period from January 2, 2020 (inception) to June 30, 2020. The increase was due to the generation of revenue since the second quarter in 2020 and the increase of brand deals and revenue from Tinder Blog.

Gross Profit

Gross profit was $64,859 for the three months ended June 30, 2021, compared to gross profit of $5,328 for the three months ended June 30, 2020. The gross profit percentage was 6.97% for the three months ended June 30, 2021, compared to 5.58% for the three months ended June 30, 2020.

Gross profit was $271,551 for the six months ended June 30, 2021, compared to gross profit of $5,328 for the period from January 2, 2020 (inception) to June 30, 2020. The gross profit percentage was 18.68% for the six months ended June 30, 2021, compared to 5.58% for the period from January 2, 2020 (inception) to June 30, 2020.

Operating Expenses

Operating expenses for the three months ended June 30, 2021 were $5,030,964, compared to $747,033 for the three months ended June 30, 2020.

The variances were as follows: (i) an increase in rent and utilities expense of $390,600; (ii) an increase in consultant fees of $509,766; (iii) an increase in sales and marketing expenses of $398,447; (iv) an increase in legal fees of $249,435; (v) an increase in office expense of $42,687; (vi) a decrease of production expense of $(64,483), (vii) an increase of meals and travel expense of $117,861; (viii) an increase of director and executive expenses of $125,000; (ix) an increase in accounting and audit fees of $24,254, and (x) an increase in payroll of $401,104.. The overall increase in general and administrative expenses resulted from the commencement of our operations since 2020 and incurred more expenses from the expansion of operations and professional fees incurred as a public company.

Non-cash operating expenses for the three months ended June 30, 2021 were $1,785,985, including (i) depreciation of $4,140, and (ii) stock-based compensation of $1,785,845.

Non-cash operating expenses for the three months ended June 30, 2020 were $0.

Operating expenses for the six months ended June 30, 2021 were $9,398,327, compared to $974,112 for the period from January 2, 2020 (inception) to June 30, 2020.

The variances were as follows: (i) an increase in rent and utilities expense of $866,623; (ii) an increase in consultant fees of $515,766; (iii) an increase in sales and marketing expenses of $547,946; (iv) an increase in legal fees of $537,740; (v) an increase in office expense of $120,887; (vi) an increase of production expense of $29,652, (vii) an increase of meals and travel expense of $179,973; (viii) an increase of director and executive expenses of $834,996; (ix)an increase in accounting and audit fees of $99,787, and (x) an increase in payroll of $401,104. The overall increase in general and administrative expenses resulted from the commencement of our operations since 2020 and incurred more expenses from the expansion of operations and professional fees incurred as a public company.

Non-cash operating expenses for the six months ended June 30, 2021 were $14,014 from depreciation expenses, and (ii) stock-based compensation of $4,112,398.

Non-cash operating expenses for the period from January 2, 2020 (inception) to June 30, 2020 were $2,940.

Other (Income) Expenses

Other (income) expenses for the three months ended June 30, 2021 were $2,344,238, as compared to $14,425 for the three months ended June 30, 2020. Other expenses for the three months ended June 30, 2021 included (i) change in fair value derivative liability of $75,299, (ii) interest expense of $2,202,364; and (iii) extinguishment of debt for $66,575. The change in derivative liability is the non-cash change in the fair value and relates to our derivative instruments. Interest expense of $2,202,364 was mostly comprised of non-cash interest of $1,962,339 from amortization of debt discounts and $193,224 from interest accrued to the convertible promissory note holders.

Other (income) expenses for the six months ended June 30, 2021 were $3,982,145, as compared to $14,425 for the period from January 2, 2020 (inception) to June 30, 2020. Other expenses for the six months ended June 30, 2021 included (i) change in fair value derivative liability of $25,765, (ii) interest expense of $3,538,439; and (iii) extinguishment of debt with related party for $297,138, and extinguishment of debt for $120,803. The change in derivative liability is the non-cash change in the fair value and relates to our derivative instruments. Interest expense of $3,538,439 was mostly comprised of non-cash interest of $15,920 from imputed interest, $2,458,275 from amortization of debt discounts and $629.795 from the fair value of shares issued to one of the convertible promissory note holders, and $277,687 interest accrued to convertible promissory note holders.

Net Loss

Net loss for the three months ended June 30, 2021 was $7,310,343, compared to $756,130 for the three months ended June 30, 2020 for the reasons discussed above.

Net loss for the six months ended June 30, 2021 was $13,108,921, compared to $983,209 for the period from January 2, 2020 (inception) to June 30, 2020 for the reasons discussed above.

LIQUIDITY AND CAPITAL RESOURCES

Operating Activities

Net cash used in operating activities for the six months ended June 30, 2021 was $5,191,058. This amount was primarily related to a net loss of $13,108,922 and offset by (i) net working capital increase of $826,839; (ii) non-cash expenses of $7,091,024 including (iii) depreciation and amortization of $14,014; (iv) imputed interest of $15,920; (v) stock-based compensation of $4,112,398; (vi) loss in extinguishment of debt from related party of $297,138; (vii) loss in extinguishment of debt $120,801, (viii) change in fair value of derivative liability of $25,765, and (ix) interest expense from amortization of debt discounts of $2,504,987.

Net cash used in operating activities for the period from January 2, 2020 (inception) to June 30, 2020 was $746,653. This amount was primarily related to a net loss of $983,209 and net working capital decrease of $21,089 and offset by impairment of intangible assets of $240,000.

Investment Activities

Net cash used in investing activities for the six months ended June 30, 2021 was $145,691. The Company purchased $33,900 in property, plant, and equipment and $111,867 in internal used software for the six months ended June 30, 2021.

Net cash used in investing activities for the period from January 2, 2020 (inception) to June 30, 2020 was $300,700. The Company purchased $60,700 in property, plant, and equipment and $240,000 in the Tongji public shell company for the six months ended June 30, 2021.

Financing Activities

Net cash provided by financing activities for the six months ended June 30, 2021 was $6,804,744. The amount was related to proceeds from our chief executive officer and chairman of the Board of $244,799 and repayment to our chief executive officer and chairman of the Board of $137,500 and proceed from borrowing from convertible notes payable of $6,997,445 and repayments of $300,000 to convertible notes payable holders..

Net cash provided by financing activities for the period from January 2, 2020 (inception) to June 30, 2020 was $1,062,538. The amount was related to proceeds from our chief executive officer and chairman of the Board of $1,062,538.

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

As reflected in the accompanying financial statements, the Company had a net loss of $13,108,922 for the six months ended June 30, 2021, negative working capital of $5,390,802 as of June 30, 2021, and stockholder’s deficit of $5,116,368. These factors among others raise substantial doubt about the Company’s ability to continue as a going concern.

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

Convertible Promissory Notes

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

The balance as of June 30, 2021 and December 31, 2020 were $250,000 and $0, respectively.

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

The entire principal balance and interest were converted in the quarter ended June 30, 2021.

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

The balance as of June 30, 2021 and December 31, 2020 were $1,540,000 and $0, respectively.

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

On June 11, 2021, $1,000,000 of the principal amount and accrued interest automatically converted into a number of restricted shares of Company common stock equal to (i) $1,000,000 divided by (ii) $4.00. In the event that at such time the Company has repaid an amount of the principal amount and accrued interest such that the remaining indebtedness is less than $1,000,000, then such amount of remaining indebtedness will be substituted for the $1,000,000 figure above.

Any portion of the principal amount and interest which is not converted to Company common stock as set forth above will be payable by the Company commencing on February 2, 2022 as required to amortize the Note and the outstanding indebtedness over the following 24 months. The final maturity date of the Note is February 2, 2024.

As of June 11, 2021, the Company received notice of qualification by the United States Securities and Exchange Commission on its Offering Circular. Accordingly, the principal balance of $1,000,000 has been converted to common stock and recorded under shares to be issued until it is issued.

The Company paid back $27,697 principal during the six months ended June 30, 2021. The balance as of June 30, 2021 and December 31, 2020 were $1,269,864 and $0, respectively.

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

GS Capital converted $96,484 and $3,515 accrued interest in the quarter ended June 30, 2021. The balance as of June 30, 2021 and December 31, 2020 were $481,294 and $0, respectively.

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

The balance as of June 30, 2021 and December 31, 2020 were $700,000 and $0, respectively.

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

The balance as of June 30, 2021 and December 31, 2020 were $577,778 and $0, respectively.

Fourth Convertible Promissory Note – GS Capital Partners

On April 1, 2021, the Company entered into a securities purchase agreement (the “SPA”) with GS Capital Partners, pursuant to which, on same date, the Company issued a convertible promissory note to GS Capital the aggregate principal amount of $550,000 for a purchase price of $500,000, reflecting a $50,000 original issue discount (the “GS Capital Note #4”), and in connection therewith, sold to GS Capital 45,000 shares of Company’s common stock at a purchase price of $45, representing a per share price of $0.001 per share. In addition, at the closing of this sale, the Company reimbursed GS Capital the sum of $10,000 for GS Capital’s costs in completing the transaction, which amount GS Capital withheld from the total purchase price paid to the Company.

The GS Capital Note #4 has a maturity date of April 1, 2022 and bears interest at 10% per year. No payments of the principal amount or interest are due prior to the maturity date other than as specifically set forth in the April 2021 GS Capital Note, and the Company may prepay all or any portion of the principal amount and any accrued and unpaid interest at any time without penalty.

The GS Capital Note #4 (and the principal amount and any accrued and unpaid interest) is convertible into shares of the Company Common Stock at GS Capital’s election at any time following the time that the SEC qualifies the Company’s Offering Statement related to the Company’s planned offering of Company Common Stock pursuant to Regulation A under the Securities Act of 1933, as amended. At such time, the GS Capital Note #4 (and the principal amount and any accrued and unpaid interest) will be convertible in restricted shares of Company Common Stock at a conversion price equal to 70% of the initial offering price of the Company Common Stock in the Regulation A Offering, subject to a customary beneficial ownership limitation of 9.99%, which may be waived by GS Capital on 61 days’ notice to the Company. The conversion price is subject to customary adjustments for any stock splits, etc. which occur following the determination of the conversion price.

The GS Capital Note #4 contains customary events of default, including, but not limited to:

●	if the Company fails to pay the then-outstanding principal amount and accrued interest on the GS Capital Note #4 on any date any such amounts become due and payable, and any such failure is not cured within three business days of written notice thereof by GS Capital; or
●	the Company fails to remain compliant with the Depository Trust Company (“DTC”), thus incurring a “chilled” status with DTC; or
●	any trading suspension is imposed by the SEC under Section 12(j) of the Exchange Act or Section 12(k) of the Exchange Act; or
●	the occurrence of any delisting of the Company Common Stock from any securities exchange on which the Company Common Stock is listed or suspension of trading of the Company Common Stock on the OTC Markets.

If an event of default has occurred and is continuing, GS Capital may declare all or any portion of the then-outstanding principal amount of the GS Capital Note #4, together with all accrued and unpaid interest thereon, due and payable, and the GS Capital Note #4 shall thereupon become immediately due and payable in cash and GS Capital will also have the right to pursue any other remedies that GS Capital may have under applicable law. In the event that any amount due under the GS Capital Note #4 is not paid as and when due, such amounts shall accrue interest at the rate of 18% per year, simple interest, non-compounding, until paid.

The balance as of June 30, 2021 and December 31, 2020 were $550,000 and $0, respectively.

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

The balance as of June 30, 2021 and December 31, 2020 were $1,100,000 and $0, respectively.

Convertible Promissory Note – GS Capital Partners #5

On April 29, 2021, the “Company” entered into a securities purchase agreement (the “Securities Purchase Agreement”) with GS Capital, pursuant to which, on same date, the Company issued a convertible promissory note to GS Capital in the aggregate principal amount of $550,000 for a purchase price of $500,000, reflecting a $50,000 original issue discount (the “GS Capital Note #5”) and, in connection therewith, sold to GS Capital 125,000 shares of the Company’s common stock, par value $0.001 per share (the “Company Common Stock”) at a purchase price of $125, representing a per share price of $0.001 per share. In addition, at the closing of this sale, the Company reimbursed GS Capital the sum of $5,000 for GS Capital’s costs in completing the transaction, which amount GS Capital withheld from the total purchase price paid to the Company.

The GS Capital Note #5 has a maturity date of April 29, 2022 and bears interest at 10% per year. No payments of the principal amount or interest are due prior to the maturity date other than as specifically set forth in the GS Capital Note #5, and the Company may prepay all or any portion of the principal amount and any accrued and unpaid interest at any time without penalty.

The GS Capital Note #5 (and the principal amount and any accrued and unpaid interest) is convertible into shares of the Company’s common stock, par value $0.001 per share (the “Company Common Stock”) at GS Capital’s election at any time following the time that the SEC qualifies the Company’s offering statement related to the Company’s planned offering of Company Common Stock pursuant to Regulation A under the Securities Act of 1933, as amended (the “Regulation A Offering”). At such time, the GS Capital Note #5 (and the principal amount and any accrued and unpaid interest) will be convertible at a conversion price equal to 70% of the initial offering price of the Company Common Stock in the Regulation A Offering, subject to a customary beneficial ownership limitation of 9.99%, which may be waived by GS Capital on 61 days’ notice to the Company. The conversion price is subject to customary adjustments for any stock splits, etc. which occur following the determination of the conversion price.

The balance as of June 30, 2021 and December 31, 2020 were $550,000 and $0, respectively.

Convertible Promissory Note – GS Capital Partners #6

On June 3, 2021, Clubhouse Media Group, Inc. (the “Company”) entered into a securities purchase agreement (the “Securities Purchase Agreement”) with GS Capital Partners, LLC (“GS Capital”), pursuant to which, on same date, the Company issued a convertible promissory note to GS Capital in the aggregate principal amount of $550,000 for a purchase price of $500,000, reflecting a $50,000 original issue discount (the “GS Capital Note #6”) and, in connection therewith, sold to GS Capital 85,000 shares of the Company’s common stock, par value $0.001 per share (the “Company Common Stock”) at a purchase price of $85, representing a per share price of $0.001 per share. In addition, at the closing of this sale, the Company reimbursed GS Capital the sum of $5,000 for GS Capital’s costs in completing the transaction, which amount GS Capital withheld from the total purchase price paid to the Company.

The GS Capital Note #6 has a maturity date of June 3, 2022 and bears interest at 10% per year. No payments of the principal amount or interest are due prior to the maturity date other than as specifically set forth in the GS Capital Note #6, and the Company may prepay all or any portion of the principal amount and any accrued and unpaid interest at any time without penalty.

The GS Capital Note #6 (and the principal amount and any accrued and unpaid interest) is convertible into shares of the Company’s common stock, par value $0.001 per share (the “Company Common Stock”) at GS Capital’s election at any time following the time that the SEC qualifies the Company’s offering statement related to the Company’s planned offering of Company Common Stock pursuant to Regulation A under the Securities Act of 1933, as amended (the “Regulation A Offering”). At such time, the GS Capital Note #6 (and the principal amount and any accrued and unpaid interest) will be convertible at a conversion price equal to 70% of the initial offering price of the Company Common Stock in the Regulation A Offering, subject to a customary beneficial ownership limitation of 9.99%, which may be waived by GS Capital on 61 days’ notice to the Company. The conversion price is subject to customary adjustments for any stock splits, etc. which occur following the determination of the conversion price.

The balance as of June 30, 2021 and December 31, 2020 were $550,000 and $0, respectively.

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

As described under “Recently Adopted Accounting Pronouncements,” below, the primary impact of adopting ASC 842 for the Company was the recognition in the consolidated balance sheet of certain lease-related assets and liabilities for operating leases with terms longer than 12 months. The Company elected to use the short term exception and does not records assets/liabilities for short term leases as of June 30, 2021.

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

Based on the Company’s evaluations, revenue from Managed Services is reported on a gross basis because the Company has the primary obligation to fulfill the performance obligations and it creates, reviews and controls the services. The Company takes on the risk of payment to any third-party creators and it establishes the contract price directly with its customers based on the services requested in the statement of work. The contract liabilities as of June 30, 2021 and December 31, 2020 were $41,143 and $73,848, respectively.

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

The Company has not completed a full fiscal year, post-recapitalization and has not filed an income tax return and incurred net operating losses from inception to December 31, 2020. The net operating losses that has future benefits will be recorded as deferred tax assets, but net with 100% valuation allowance until the Company expected to realize this deferred tax assets in the future.

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

The Company used Level 3 inputs for its valuation methodology for the derivative liabilities for conversion feature of the convertible notes in determining the fair value the weighted-average Binomial option pricing model following assumption inputs. The fair value of derivative liability as of June 30, 2021 and December 31, 2020 were $330,255 and $304,490, respectively. The Company recorded $25,765 and $0 loss from gain (loss) in derivative liability during the six months ended June 30, 2021 and 2020, respectively.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Disclosure controls are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Exchange Act, such as this quarterly report, is recorded, processed, summarized, and reported within the time period specified in the SEC’s rules and forms. Disclosure controls and procedures are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including the chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure. Our management evaluated, with the participation of our current chief executive officer and chief financial officer (our “Certifying Officers”), the effectiveness of our disclosure controls and procedures as of June 30, 2021, pursuant to Rule 13a-15(b) under the Exchange Act. Based upon that evaluation, our Certifying Officers concluded that, as of June 30, 2021, our disclosure controls and procedures were not effective. The ineffectiveness of our disclosure controls and procedures was due to the existence of material weaknesses identified in our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

For the three months ended June 30, 2021, the Company issued 175,070 shares to consultants and directors at fair value of $1,546,413.

For the three months ended June 30, 2021, the Company issued 22,250 shares to settle an accounts payable balance of $164,520.

For the three months ended June 30, 2021, the Company issued 383,080 shares as debt issuance costs for convertible notes payable at fair value of $2,875,589.

For the three months ended June 30, 2021, the Company issued warrants at fair value of $15,797 to an non-employee as compensation.

The above issuances were made pursuant to an exemption from registration as set forth in 506 of Regulation D and Section 4(a)(2) of the Securities Act.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

Copies of the following documents are included as exhibits to this report pursuant to Item 601 of Regulation S-K.

Exhibit No.	Document
10.1	Consulting Agreement, dated as of April 2, 2021, by and between the registrant and Andrew Omori (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on April 6, 2021).
10.2	Securities Purchase Agreement between the Company and GS Capital Partners, LLC dated April 1, 2021 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on April 7, 2021).
10.3+	Convertible Promissory Note issued by the Company to GS Capital Partners, LLC dated April 1, 2021 (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the Commission on April 7, 2021).
10.4	Securities Purchase Agreement between the Company and Eagle Equities LLC dated April 13, 2021 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on April 15, 2021).
10.5	Convertible Promissory Note issued by the Company to Eagle Equities LLC dated April 13, 2021 (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the Commission on April 15, 2021).
10.6+	Employment Agreement between the Company and Simon Yu, dated April 9, 2021 (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the Commission on April 15, 2021).
10.7+	Employment Agreement between the Company and Harris Tulchin, dated April 9, 2021 (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed with the Commission on April 15, 2021).
10.8+	Employment Agreement between the Company and Christian Young, dated April 11, 2021 (incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed with the Commission on April 15, 2021).
10.9+	Employment Agreement between the Company and Amir Ben-Yohanan, dated April 11, 2021 (incorporated by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K filed with the Commission on April 15, 2021).
10.10	Securities Purchase Agreement between the Company and GS Capital Partners, LLC dated April 29, 2021 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on May 5, 2021).
10.11	Convertible Promissory Note issued by the Company to GS Capital Partners, LLC dated April 29, 2021 (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the Commission on May 5, 2021).
10.12	Lease Agreement dated March 4, 2021 for Society Las Vegas – Las Vegas (incorporated by reference to Exhibit 6.43 to Amendment No. 3 to the Company’s Offering Circular on Form 1-A/A (File No. 024-11447) filed with the Commission on May 28, 2021).
31.1*	Certification of the principal executive officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of the principal executive officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH*	Inline XBRL Taxonomy Extension Schema
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase
104	Cover Page Interactive Data File––the cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

+ Management contract, compensatory plan or agreement.

* Filed herewith.

** Furnished herewith.

SIGNATURES

Pursuant to the requirements of the securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CLUBHOUSE MEDIA GROUP, INC.

Date: August 16, 2021	By:	/s/ Amir Ben-Yohanan
Amir Ben-Yohanan
Chief Executive Officer
(Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)

