Form 10-Q
period 2021-09-30
Clubhouse Media Group, Inc.
filed 2021-11-12
CIK 1389518

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021

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

As of November 12, 2021, there were 96,687,499 shares of common stock, par value $0.001 per share, of the registrant issued and outstanding.

FORM 10-Q

CLUBHOUSE MEDIA GROUP, INC.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Clubhouse Media Group, Inc.

Consolidated Balance Sheets

	As of September 30,	As of December 31,
	2021	2020
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$791,160	$37,774
Accounts receivable, net	40,165	213,422
Prepaid expense	214,698	–
Other current assets	232,000	219,000
Total current assets	1,278,023	470,196

Property and equipment, net	76,165	64,792
Intangibles	346,804	–
Total assets	$1,700,992	$534,988

Liabilities and stockholders’ equity (deficit)
Current liabilities:
Accounts payable	$1,025,621	$219,852
Deferred revenue	27,500	73,648
Convertible notes payable, net	3,671,433	19,493
Shares to be issued	629,116	87,029
Derivative liability	1,082,106	304,490
Due to related parties	112,062	–
Total current liabilities	6,547,838	704,512

Convertible notes payable, net - related party	1,401,032	–
Notes payable - related party	–	2,162,562
Total liabilities	7,948,870	2,867,074

Commitments and contingencies	–	–

Stockholders’ equity (deficit):
Preferred stock, par value $0.001, authorized 50,000,000 shares; 1 share issued and outstanding at September 30, 2021 and December 31, 2020	–	–
Common stock, par value $0.001, authorized 500,000,000 shares; 96,122,532 and 92,682,632 shares issued and outstanding at September 30, 2021 and December 31, 2020, respectively	96,123	92,682
Additional paid-in capital	14,825,299	152,953
Accumulated deficit	(21,169,300)	(2,577,721)
Total stockholders’ equity (deficit)	(6,247,878)	(2,332,086)
Total liabilities and stockholders’ equity (deficit)	$1,700,992	$534,988

See Accompanying Notes to Unaudited Consolidated Financial Statements.

Clubhouse Media Group, Inc.

Consolidated Statements of Operations

(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,	For the period from January 2, 2020 (inception) to September 30,
	2021	2020	2021	2020

Total revenue, net	$1,768,677	$217,372	$3,222,015	$312,906
Cost of sales	1,467,333	100,973	2,649,120	191,179
Gross profit	301,344	116,398	572,895	121,726

Operating expenses:
Selling, general, and administrative	2,989,879	419,645	11,324,581	914,160
Impairment of goodwill	–	–	–	240,000
Rent expense	392,369	352,541	1,455,994	592,138
Total operating expenses	3,382,248	772,186	12,780,575	1,746,298

Operating loss	(3,080,904)	(655,787)	(12,207,680)	(1,624,571)

Other expenses (income):
Interest expense (income), net	2,655,253	(15,425)	6,193,692	-
Loss in extinguishment of debt - related party	-	–	297,138	-
Other expense, net	27,708	45,399	148,511	44,399
Change in fair value of derivative liability	(361,904)	–	(336,139)	-
Total other expenses	2,321,057	29,974	6,303,202	44,399

Loss before income taxes	(5,401,961)	(685,762)	(18,510,882)	(1,668,971)

Income tax (benefit) expense	–	–	-	-
Net loss	$(5,401,961)	$(685,762)	$(18,510,882)	$(1,668,971)

Basic and diluted weighted average shares outstanding	95,794,954	92,623,386	94,621,148	92,623,386

Basic and diluted net loss per share	$(0.06)	$(0.01)	$(0.20)	$(0.02)

See Accompanying Notes to Unaudited Consolidated Financial Statements.

Clubhouse Media Group, Inc.

Consolidated Statements of Stockholders’ Equity (Deficit)

(Unaudited)

	Common Stock		Preferred Shares		Additional Paid-In	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity

Balance at January 2, 2020 (Inception)	-	$–	-	$–	$–	$–	$-
Shares outstanding as of the recapitalization	45,812,191	45,812	-	-	-	-	45,812
Shares issued in recapitalization	46,811,195	46,811	1	-	(92,323)	-	(45,512)
Net loss	-	-	-	-	-	(227,079)	(227,079)
Balance at March 31, 2020	92,623,386	92,623	1	-	(92,323)	(227,079)	(226,779)

Net loss	-	-	-	-	-	(756,130)	(756,130)
Balance at June 30, 2020	92,623,386	$92,623	1	$-	$(92,323)	$(983,209)	$(982,909)

Net loss	-	-	-	-	-	(685,762)	(685,762)
Balance at September 30, 2020	92,623,386	$92,623	1	$-	$(92,323)	$(1,668,971)	$(1,668,971)

Balance at January 1, 2021	92,682,632	$92,682	1	$-	$152,953	$(2,577,721)	$(2,332,086)
Stock compensation expense	207,817	208	-	-	2,112,980	-	2,113,188
Conversion of convertible debt	8,197	8	-	-	12,992	-	13,000
Shares issued to settle accounts payable	24,460	24	-	-	148,485	-	148,510
Shares issued as debt issuance costs for convertible notes payable	645,000	645	-	-	3,440,755	-	3,441,400
Beneficial conversion features	-		-	-	51,000	-	51,000
Acquisition of Magiclytics	734,689	735	-	-	19,265	(80,697)	(60,697)
Imputed Interest	-		-	-	15,920	-	15,920
Net loss	-	-	-	-	-	(5,798,578)	(5,798,578)
Balance at March 31, 2021	94,302,795	$94,302	1	$-	$5,954,350	$(8,456,996)	$(2,408,344)

Stock compensation expense	175,070	176	-	-	1,546,238	-	1,546,413
Shares issued to settle accounts payable	22,250	22	-	-	164,497	-	164,520
Shares issued as debt issuance costs for convertible notes payable	383,080	383	-	-	2,875,206	-	2,875,589
Warrants issued for stock compensation	-	-	-	-	15,797	-	15,797
Net loss	-	-	-	-	-	(7,310,343)	(7,310,343)
Balance at June 30, 2021	94,883,195	$94,883	1	$-	$10,556,088	$(15,767,339)	$(5,116,368)

Stock compensation expense	509,417	509	-	-	1,572,985	-	1,573,495
Shares issued to settle accounts payable	29,920	30	-	-	84,932	-	84,962
Shares issued for cash	257,630	258	-	-	845,032	-	845,290
Shares issued as debt issuance costs for convertible notes payable	85,000	85	-	-	254,456	-	254,541
Conversion of convertible debt	357,370	357	-	-	1,300,172	-	1,300,530
Warrants issued with convertible debt	-	-	-	-	211,633	-	211,633
Net loss	-	-	-	-	-	(5,401,961)	(5,401,961)
Balance at September 30, 2021	96,122,532	$96,123	1	$-	$14,825,299	$(21,169,300)	$(6,247,878)

See Accompanying Notes to Unaudited Consolidated Financial Statements.

Clubhouse Media Group, Inc.

Consolidated Statements of Cash Flow

(Unaudited)

	For the nine months ended September 30,	For the period from January 2, 2020 (Inception) to September 30,
	2021	2020
Cash flows from operating activities:
Net loss	$(18,510,882)	$(1,668,971)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	22,527	8,621
Interest expense - amortization of debt discounts	4,293,367	–
Imputed interest	15,920	–
Stock compensation expense	5,514,675	44,341
Loss in extinguishment of debt - related party	297,138	–
Change in fair value of derivative liability	(336,140)	–
Loss in extinguishment of debt	148,509	–
Accretion expense - excess derivative liability	675,388	–
Impairment of intangibles assets	–	240,000
Net changes in operating assets & liabilities:
Accounts receivable	173,257	(47,218)
Inventory	–	–
Other receivable	–	100
Prepaid expense, deposits and other current assets	(227,693)	(90,000)
Other assets	-	(219,000)
Accounts payable, accrued liabilities, due to affiliates, and other long-term liabilities	780,022	221,549
Net cash used in operating activities	(7,153,911)	(1,510,578)

Cash flows from investing activities:
Purchases of property, plant, and equipment	(33,900)	(68,177)
Purchases of intangible assets	(268,916)	–
Shares recapitalizaiton		–
Cash paid for Tongji public shell company	–	(240,000)
Cash received from acquisition of Magiclytics	76	–
Net cash used in investing activities	(302,740)	(308,177)

Cash flows from financing activities:
Shares issued for cash	845,290	-
Borrowings from related party note payable	244,803	1,922,449
Repayment to related party convertible note payable	(137,500)	-
Borrowings from convertible notes payable	7,712,445	57,500
Repayment to convertible notes payable	(455,000)
Net cash provided by financing activities	8,210,038	1,979,949

Net increase in cash and cash equivalents	753,386	161,195
Cash and cash equivalents at beginning of period	37,774	–
Cash and cash equivalents at end of period	$791,160	$161,195

Supplemental disclosure of cash flow information
Cash paid during the period for:
Interest	$-	$-
Income taxes	$-	$-

Supplemental disclosure of non-cash investing and financing Activities:
Shares issued for conversion from convertible note payable	$1,313,530	$
Shares issued to settle accounts payable	$397,992	$-

See Accompanying Notes to Unaudited Consolidated Financial Statements.

Clubhouse Media Group, Inc.

Notes to the Unaudited Consolidated Financial Statements

September 30, 2021 and 2020

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

Doiyen LLC   (“Doiyen”), formerly known as WHP Entertainment LLC was incorporated in the State of California on January 2, 2020 and renamed to Doiyen LLC in July 7, 2020 and Doiyen is 100% owned by WOHG.

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

In September 2021, the Company launched its own subscription-based site HoneyDrip.com, which provides a digital space for creators to share unique content with their subscribers.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation

These unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States (“GAAP”) and include all adjustments necessary for the fair presentation of the Company’s financial position for the periods presented.

The unaudited consolidated balance sheet as of September 30, 2021   was derived from the Company’s audited consolidated financial statements at that date. The accompanying unaudited consolidated interim financial statements should be read in conjunction with the audited consolidated financial statements and related notes thereto for the year ended December 31, 2020 included in the Company’s Annual Report on Form 10-K filed by the Company with the Securities and Exchange Commission, or the SEC, on March 15, 2021, or the Annual Report. Interim results for the three and nine months ended September 30, 2021 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2021.

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

Business Combination

The Company applies the provisions of the Financial Accounting Standards Board’s (the “FASB”) Accounting Standards Codification (“ASC”) 805, Business Combinations, in accounting for its acquisitions. It requires the Company to recognize separately from goodwill the assets acquired and the liabilities assumed, at the acquisition date fair values. Goodwill as of the acquisition date is measured as the excess of consideration transferred over the acquisition date fair values of the net assets acquired and the liabilities assumed. While the Company uses its best estimates and assumptions to accurately value assets acquired and liabilities assumed at the acquisition date as well as contingent consideration, where applicable, its estimates are inherently uncertain and subject to refinement. As a result, during the measurement period, which may be up to one year from the acquisition date, the Company records adjustments to the assets acquired and liabilities assumed with the corresponding offset to goodwill. Upon the conclusion of the measurement period or final determination of the values of assets acquired or liabilities assumed, whichever comes first, any subsequent adjustments are recorded to the unaudited consolidated statements of operations.

Cash and Cash Equivalents

Cash equivalents consist of highly liquid investments with maturities of three months or less when purchased. Cash and cash equivalents are on deposit with financial institutions without any restrictions.   The Company maintains its cash with high credit quality financial institutions; at times, such balances with any one financial institution may exceed Federal Deposit Insurance Corporation (“FDIC”) insured limits.

Advertising

Advertising costs are expensed when incurred and are included in selling, general, and administrative expense in the accompanying unaudited consolidated statements of operations. We incurred advertising expenses of $61,814 and $1,366 for the three months ended September 30, 2021 and September 30, 2020, respectively. We incurred advertising expenses of $104,266 and $27,636 for the nine months ended September 30, 2021 and the period from January 2, 2020 (inception) to September 30, 2020, respectively.

Accounts Receivable

The Company’s accounts receivable arises from providing services. The Company does not adjust its receivables for the effects of a significant financing component at contract inception if it expects to collect the receivables in one year or less from the time of sale. The Company does not expect to collect receivables greater than one year from the time of sale.

The Company’s policy is to maintain an allowance for potential credit losses on accounts receivable. Management reviews the composition of accounts receivable and analyzes historical bad debts, customer concentrations, customer credit worthiness, current economic trends and changes in customer payment patterns to evaluate the adequacy of these reserves. Amounts determined to be uncollectible are charged or written-off against the reserve. As of September 30, 2021 and December 31, 2020, there were $0 and $0 for bad debt allowance for accounts receivable.

Property and equipment, net

Plant and equipment are stated at cost less accumulated depreciation and impairment. Depreciation of property, plant and equipment and are calculated on the straight-line method over their estimated useful lives or lease terms generally as follows:

Classification	Useful Life
Equipment	3 years

Lease

On January 2, 2020, the Company adopted ASC Topic 842, Leases, or ASC 842, using the modified retrospective transition method with a cumulative effect adjustment to accumulated deficit as of January 1, 2019, and accordingly, modified its policy on accounting for leases as stated below. As described under “Recently Adopted Accounting Pronouncements,” below, the primary impact of adopting ASC 842 for the Company was the recognition in the unaudited consolidated balance sheet of certain lease-related assets and liabilities for operating leases with terms longer than 12 months. The Company elected to use the short-term exception and does not record assets/liabilities for short term leases as of September 30, 2021 and December 31, 2020.

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

Managed Services Revenue

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

Based on the Company’s evaluations, revenue from Managed Services is reported on a gross basis because the Company has the primary obligation to fulfill the performance obligations and it creates, reviews and controls the services. The Company takes on the risk of payment to any third-party creators and it establishes the contract price directly with its customers based on the services requested in the statement of work. The contract liabilities as of September 30, 2021 and December 31, 2020 were $27,500 and $73,848, respectively.

Subscription-Based Revenue

The Company recognizes subscription-based revenue through Honeydrip.com, its social media website, which allows customers to visit the creator’s personal page over the contract period without taking possession of the products or deliverables. Customers incur costs on either a subscription or consumption basis. Revenue provided on a subscription basis is recognized ratably over the contract period and revenue provided on a consumption basis is recognized when the subscriber paid and received their access to the content.

Software Development Costs

We apply ASC 350-40, Intangibles—Goodwill and Other—Internal Use Software, in review of certain system projects. These system projects generally relate to software we do not intend to sell or otherwise market. In addition, we apply this guidance to our review of development projects related to software used exclusively for our SaaS subscription offerings. In these reviews, all costs incurred during the preliminary project stages are expensed as incurred. Once the projects have been committed to and it is probable that the projects will meet functional requirements, costs are capitalized. These capitalized software costs are amortized on a project-by-project basis over the expected economic life of the underlying product on a straight-line basis, which is typically two to three years. Amortization commences when the software is available for its intended use. Amounts capitalized related to development of internal use software are included in property and equipment, net, on our Consolidated Balance sheets and related depreciation is recorded as a component of amortization of intangible assets and depreciation in our consolidated statements of operations. During the nine months ended September 30, 2021, we capitalized approximately $268,916, related to internal use software and recorded $0 in related amortization expense. Unamortized costs of capitalized internal use software totaled $ 346,804   and $0 as of September 30, 2021 and December 31, 2020, respectively.

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

For other intangible assets that are not deemed indefinite-lived, cost is generally amortized on a straight-line basis over the asset’s estimated economic life, except for individually significant customer-related intangible assets that are amortized in relation to total related sales. Amortizable intangible assets are reviewed for impairment whenever events or changes in circumstances indicate that the related carrying amounts may not be recoverable. In these circumstances, they are tested for impairment based on undiscounted cash flows and, if impaired, written down to estimated fair value based on either discounted cash flows or appraised values. The Company impaired $0 and $240,000 of goodwill for the nine months ended September 30, 2021 and September 30, 2020  , respectively.

Impairment of Long-Lived Assets

Long-lived assets, which include property, plant and equipment and intangible assets, are reviewed for impairment whenever events or changes in circumstances indicate the carrying amount of an asset may not be recoverable.

Recoverability of long-lived assets to be held and used is measured by comparing the carrying amount of an asset to the estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated undiscounted future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the assets. Fair value is generally determined using the asset’s expected future discounted cash flows or market value, if readily determinable. Based on its review, the Company believes that, as of and for the nine months ended September 30, 2021 and September 30, 2020, there were no impairment loss of its long-lived assets.

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

The Company has not completed a full fiscal year, post-recapitalization and has not filed an income tax return and incurred net operating losses from inception to December 31, 2020. The net operating losses as of September 30, 2021 that has future benefits will be recorded as deferred tax assets, but net with 100% valuation allowance until the Company expected to realize this deferred tax assets in the future.

Fair Value of Financial Instruments

The carrying value of cash, accounts receivable, prepaid expense, other current assets, accounts payable, and accrued expenses, if applicable, approximate their fair values based on the short-term maturity of these instruments. The carrying amounts of debt were also estimated to approximate fair value.

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

The Company used Level 3 inputs for its valuation methodology for the derivative liabilities for conversion feature of the convertible notes in determining the fair value using the weighted-average Binomial option pricing model with the following assumption inputs. The fair value of derivative liability as of September 30, 2021 and December 31, 2020 were $1,082,106 and $304,490, respectively.

Basic Income (Loss) Per Share

Under the provisions of ASC 260, “Earnings per Share,” basic loss per common share is computed by dividing net loss available to common shareholders by the weighted average number of shares of common stock outstanding for the periods presented. Diluted net loss per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that would then share in the income of the Company, subject to anti-dilution limitations. Potential common shares consist of the convertible promissory notes payable as of September 30, 2021 and December 31, 2020. As of September 30, 2021 and December 31, 2020, there were approximately 5,690,422  and 127,922 potential shares issuable upon conversion of convertible notes payable As of September 30, 2021 and December 31, 2020, there were approximately 165,077 and 0 potential shares issuable upon conversion of warrants.

The table below presents the computation of basic and diluted earnings per share for the three and nine month ended September 30, 2021 and for the period from January 2, 2020 (inception) to September 30, 2020:

	For the three months ended September 30, 2021	For the three months ended September 30, 2020	For the nine months ended September 30, 2021	For the period from January 2, 2020 (inception) to September 30, 2020
Numerator:
Net loss	$(5,401,961)	$(685,762)	$(18,510,882)	$(1,668,971)
Denominator:
Weighted average common shares outstanding—basic	95,794,954	92,623,286	94,621,148	92,623,386
Dilutive common stock equivalents	-	-	-	-
Weighted average common shares outstanding—diluted	95,794,954	92,623,286	94,621,148	92,623,386
Net loss per share:
Basic	$(0.06)	$(0.01)	$(0.20)	$(0.02)
Diluted	$(0.06)	$(0.01)	$(0.20)	$(0.02)

Concentration of Credit Risk

Financial instruments that potentially subject the Company to credit risk consist primarily of accounts receivable. The Company does not require collateral or other security to support these receivables. The Company conducts periodic reviews of the financial condition and payment practices of its customers to minimize collection risk on accounts receivable.

The Tinderblog and Reinman Agency accounted for 70% and 67% of the Company’s sales for the three and nine month ended September 30, 2021, respectively. Accounts receivable from this customer was $0 as of September 30, 2021.

Stock based Compensation

Stock based compensation cost to employees is measured at the date of grant, based on the calculated fair value of the stock-based award, and will be recognized as expense over the employee’s requisite service period (generally the vesting period of the award) under ASC 718. Share-based compensation awards issued to non-employees for services rendered are recorded at either the fair value of the services rendered or the fair value of the share-based payment, whichever is more readily determinable.

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

As reflected in the accompanying financial statements, the Company had a net loss of $18,510,882 for the nine months ended September 30, 2021, negative working capital of $5,269,815 as of September 30, 2021, and stockholder’s deficit of $6,247,878.   These factors among others raise substantial doubt about the Company’s ability to continue as a going concern.

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

(i)

The Board of Directors of Magiclytics (the “Magiclytics Board”) expanded the size of the Magiclytics Board to 3 persons and named Simon Yu, then an current officer and director of the Company as a director of the Magiclytics Board.

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

In connection with the closing, on February 3, 2021, the Company entered into a consulting agreement with Christian Young, the then-President, Secretary, Director and greater than 5% stockholder of the Company. As compensation for Mr. Young’s services pursuant to the Consulting Agreement, the Company agreed to issue to Mr. Young shares of Company Common Stock upon the completion of certain milestones, as follows:

(i)	Upon the first to occur of (i) Magiclytics actually receiving $500,000 in gross revenue following the Effective Date; and (ii) Magiclytics having conducted 1,250 Campaigns (subject to certain conditions) following the Effective Date, the Company will issue to Mr. Young a number of shares of Company Common Stock equal to (i) $393,750, divided by (ii) the VWAP (as defined in the Consulting Agreement) as of the date that the earlier of this clause (i) and clause (ii) below have occurred (the “Tranche 1 Satisfaction Date”).

(ii)	Upon the first to occur of (i) Magiclytics actually receiving an additional $500,000 in gross revenue following the Tranche 1 Satisfaction Date; and (ii) Magiclytics having conducted an additional 1,250 Campaigns (subject to certain conditions) following the Tranche 1 Satisfaction Date, the Company will issue to Mr. Young a number of shares of Company Common Stock equal to (i) $393,750, divided by (ii) the VWAP as of the date that the earlier of clause (i) above and this clause (ii) of have occurred (the “Tranche 2 Satisfaction Date”).

(iii)	Upon the first to occur of (i) Magiclytics actually receiving an additional $500,000 in gross revenue following the Tranche 2 Satisfaction Date; and (ii) Magiclytics having conducted an additional 1,250 Campaigns (subject to certain conditions) following the Tranche 2 Satisfaction Date, the Company will issue to Mr. Young a number of shares of Company Common Stock equal to (i) $393,750, divided by (ii) the VWAP as of the date that the earlier of clause (i) and clause (ii) above have occurred (the “Tranche 3 Satisfaction Date”).

(iv)	Upon the first to occur of (i) Magiclytics actually receiving an additional $500,000 in gross revenue following the Tranche 3 Satisfaction Date; and (ii) Magiclytics having conducted an additional 1,250 Campaigns (subject to certain conditions) following the Tranche 3 Satisfaction Date, the Company will issue to Mr. Young a number of shares of Company Common Stock equal to (i) $393,750, divided by (ii) the VWAP as of the date that the earlier of clause (i) and clause (ii) above have occurred (the “Tranche 4 Satisfaction Date”).

Following the Tranche 4 Satisfaction Date, at the end of each 12 month period following such date while the Consulting Agreement is still in effect, the Company will issue to Mr. Young a number of shares of Company Common Stock equal to (i) 4.5% of the Net Income (as defined below) of Magiclytics during such 12 month period divided by (ii) the VWAP as of the last date of such 12 month period. (For purposes of the Consulting Agreement, “Net Income” means the net income of Magiclytics for the applicable period, as determined in accordance with generally accepted accounting principles in the United States, consistently applied, as determined by the Company’s accountants).

Immediately prior to closing of the Agreement, Chris Young is the President and Director of the Company, and was the Chief Executive Officer, a Director, and a principal shareholder of 45% of outstanding capital stock of Magiclytics at the time of the share exchange. As a result of the common ownership upon closing of the transaction, the acquisition was considered a common-control transaction and was outside the scope of the business combination guidance in ASC 805-10. The entities are deemed to be under common control as of February 27, 2018, which was the date that the majority shareholder acquired control of the Company and, therefore, held control over both companies. The Company recorded the consideration issued to purchase Magiclytics based on the carrying value of the net assets received and $97,761 related party payables assumed per the acquisition agreement as of February 3, 2021 of $(60,697). The financial statements as of September 30, 2021   were adjusted as if the acquisition happened at the beginning of the year as of January 1, 2021.

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

Purchase Price Allocation

The following is an allocation of purchase price as of the February 3, 2021 acquisition closing date based upon an estimate of the carrying value of the assets acquired and the liabilities assumed by the Company in the acquisition (in thousands):

Description	Amount
Purchase price allocation:
Cash	$76
Intangibles	77,889
Related party payable	(97,761)
AP and accrued liabilities	(40,901)
Identifiable net assets acquired	(60,697)
Total purchase price	$(60,697)

NOTE 5 – PROPERTY AND EQUIPMENT

Fixed assets, net consisted of the following:

	September 30, 2021	December 31, 2020	Estimated Useful Life
	(unaudited)
Equipment	$113,638	$79,737	3 years
Less: accumulated depreciation and amortization	(37,473)	(14,945)
Property, plant, and equipment, net	$76,165	$64,792

Depreciation expense were $8,514 and $5,681 for the three months ended September 30, 2021 and September 30, 2020. Depreciation expense were $22,527 and $8,621 for the nine months ended September 30, 2021 and for the period from January 2, 2020 (inception) to September 30, 2020, respectively.

NOTE 6 – INTANGIBLES

As of September 30, 2021 and December 31, 2020, the Company has intangible assets of $346,804 and $0 from and after the acquisition of Magiclytics in February 2021. It is a platform that internally developed for revenue prediction from influencer collaboration and our digital platform Honeydrip.com.

The following table sets forth the Company’s finite-lived intangible assets resulting from business acquisitions and other purchases, which continue to be amortized:

	Weighted Average	September 30, 2021			December 31, 2020
	Useful Life (in Years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Value	Accumulated Amortization	Net Carrying Amount
Developed technology -Honeydrip	5	$102,357	$-	$102,357	$-	$-	$-
Developed technology - Magiclytics	-	244,447	-	244,447	-	-	-
		$346,804	$-	$346,804	$-	$-	$-

NOTE 7 – OTHER ASSETS

As of September 30, 2021 and December 31, 2020, other assets consist of security deposit of $232,000 and $219,000 for operating leases, respectively.

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

The balance of the Hoey Note as of September 30, 2021 and December 31, 2020 was $0 and $0, respectively.

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

The balance of the Niu Note as of September 30, 2021 and December 31, 2020 was $50,000 and $50,000, respectively.

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

The balance of the Galen Note as of September 30, 2021 and December 31, 2020 was $30,000 and $30,000, respectively.

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

The balance of the Huynh Note as of September 30, 2021 and December 31, 2020 was $50,000 and $50,000, respectively.

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

The balance of the Wong Note as of September 30, 2021 and December 31, 2020 was $25,000 and $25,000, respectively.

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

The balance of the Singer Note as of September 30, 2021 and December 31, 2020 was $0 and $0, respectively.

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

The balance of the ProActive Capital Note as of September 30, 2021 and December 31, 2020 was $250,000 and $0, respectively.

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

The entire principal balance and interest were converted in the quarter ended June 30, 2021. The balance of the GS Capital Note as of September 30, 2021 and December 31, 2020 was $0 and $0, respectively.

Convertible Promissory Note – GS Capital Partners #2

On February 19, 2021, the Company entered into another securities purchase agreement with GS Capital (the “GS Capital #2”), pursuant to which, on same date, the Company issued a convertible promissory note (the “GS Capital #2 Note”) to GS Capital the aggregate principal amount of $577,778 for a purchase price of $520,000, reflecting a $57,778 original issue discount, and in connection therewith, sold to GS Capital 100,000 shares of Company’s common stock, par value $0.001 per share at a purchase price of $100, representing a per share price of $0.001 per share. In addition, at the closing of this sale, the Company reimbursed GS Capital the sum of $10,000 for GS Capital’s costs in completing the transaction, which amount GS Capital withheld from the total purchase price paid to the Company.

The GS Capital #2 Note has a maturity date of February 19, 2022 and bears interest at 10% per year. No payments of the principal amount or interest are due prior to the maturity date other than as specifically set forth in the GS Capital #2 Note, and the Company may prepay all or any portion of the principal amount and any accrued and unpaid interest at any time without penalty.

The GS Capital #2 Note (and the principal amount and any accrued and unpaid interest) is convertible into shares of the Company Common Stock at GS Capital’s election at any time following the time that the Securities and Exchange Commission (“SEC”) qualifies the Company’s offering statement related to the Company’s planned offering of Company Common Stock pursuant to Regulation A under the Securities Act of 1933, as amended (the “Regulation A Offering”). At such time, the GS Capital #2 Note (and the principal amount and any accrued and unpaid interest) will be convertible at a conversion price equal to 70% of the initial offering price of the Company Common Stock in the Regulation A Offering, subject to a customary beneficial ownership limitation of 9.99%, which may be waived by GS Capital on 61 days’ notice to the Company. The conversion price is subject to customary adjustments for any stock splits, etc. which occur following the determination of the conversion price.

The $57,778 original issue discounts, the fair value of 100,000 shares issued, and the beneficial conversion features were recorded as debt discounts and amortized over the term of the note. Therefore, the total debt discounts at the inception date of this convertible promissory note were $577,778.

GS Capital converted $96,484 and $3,515 accrued interest in the quarter ended June 30, 2021.The balance of the GS Capital #2 Note as of September 30, 2021 and December 31, 2020 was $481,294 and $0, respectively.

Convertible Promissory Note – GS Capital Partners #3

On March 16, 2021, the Company entered into another securities purchase agreement with GS Capital (the “GS Capital #3”), pursuant to which, on same date, the Company issued a convertible promissory note (the “GS Capital #3 Note”) to GS Capital the aggregate principal amount of $577,778 for a purchase price of $520,000, reflecting a $57,778 original issue discount, and in connection therewith, sold to GS Capital 100,000 shares of Company’s common stock, par value $0.001 per share at a purchase price of $100, representing a per share price of $0.001 per share. In addition, at the closing of this sale, the Company reimbursed GS Capital the sum of $10,000 for GS Capital’s costs in completing the transaction, which amount GS Capital withheld from the total purchase price paid to the Company.

The GS Capital #3 Note has a maturity date of March 22, 2022 and bears interest at 10% per year. No payments of the principal amount or interest are due prior to the maturity date other than as specifically set forth in the GS Capital #3 Note, and the Company may prepay all or any portion of the principal amount and any accrued and unpaid interest at any time without penalty.

The GS Capital #3 Note (and the principal amount and any accrued and unpaid interest) is convertible into shares of the Company Common Stock at GS Capital’s election at any time following the time that the SEC qualifies the Company’s offering statement related to the Company’s planned Regulation A Offering. At such time, the GS Capital #3 Note (and the principal amount and any accrued and unpaid interest) will be convertible at a conversion price equal to 70% of the initial offering price of the Company Common Stock in the Regulation A Offering, subject to a customary beneficial ownership limitation of 9.99%, which may be waived by GS Capital on 61 days’ notice to the Company. The conversion price is subject to customary adjustments for any stock splits, etc. which occur following the determination of the conversion price.

The $57,778 original issue discounts, the fair value of 100,000 shares issued, and the beneficial conversion features were recorded as debt discounts and amortized over the term of the note. Therefore, the total debt discounts at the inception date of this convertible promissory note were $577,778.

The balance of the GS Capital #3 Note as of September 30, 2021 and December 31, 2020 was $577,778 and $0, respectively.

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

The GS Capital Note #4 has a maturity date of April 1, 2022 and bears interest at 10% per year. No payments of the principal amount or interest are due prior to the maturity date other than as specifically set forth in the GS Capital Note #4, and the Company may prepay all or any portion of the principal amount and any accrued and unpaid interest at any time without penalty.

The GS Capital Note #4 (and the principal amount and any accrued and unpaid interest) is convertible into shares of the Company Common Stock at GS Capital’s election at any time following the time that the SEC qualifies the Company’s offering statement related to the Company’s planned Regulation A Offering. At such time, the GS Capital Note #4 (and the principal amount and any accrued and unpaid interest) will be convertible at a conversion price equal to 70% of the initial offering price of the Company Common Stock in the Regulation A Offering, subject to a customary beneficial ownership limitation of 9.99%, which may be waived by GS Capital on 61 days’ notice to the Company. The conversion price is subject to customary adjustments for any stock splits, etc. which occur following the determination of the conversion price.

The $50,000 original issue discounts, the fair value of 45,000 shares issued, and the beneficial conversion features were recorded as debt discounts and amortized over the term of the note. Therefore, the total debt discount at the inception date of this convertible promissory note were recorded at $550,000.

The balance of the GS Capital Note #4 as of September 30, 2021 and December 31, 2020 were $550,000 and $0, respectively.

Convertible Promissory Note – GS Capital Partners #5

On April 29, 2021, Clubhouse Media Group, Inc. (the “Company”) entered into a securities purchase agreement (the “Securities Purchase Agreement”) with GS Capital, pursuant to which, on same date, the Company issued a convertible promissory note to GS Capital in the aggregate principal amount of $550,000 for a purchase price of $500,000, reflecting a $50,000 original issue discount (the “GS Capital Note #5”) and, in connection therewith, sold to GS Capital 125,000 shares of the Company’s common stock, par value $0.001 per share, at a purchase price of $125, representing a per share price of $0.001 per share. In addition, at the closing of this sale, the Company reimbursed GS Capital the sum of $5,000 for GS Capital’s costs in completing the transaction, which amount GS Capital withheld from the total purchase price paid to the Company.

The April 2021 GS Capital Note #5 has a maturity date of April 29, 2022 and bears interest at 10% per year. No payments of the principal amount or interest are due prior to the maturity date other than as specifically set forth in the GS Capital Note #5, and the Company may prepay all or any portion of the principal amount and any accrued and unpaid interest at any time without penalty.

The GS Capital Note #5 (and the principal amount and any accrued and unpaid interest) is convertible into shares of the Company’s Common Stock at GS Capital’s election at any time following the time that the SEC qualifies the Company’s offering statement related to the Company’s planned Regulation A Offering. At such time, the GS Capital Note #5 (and the principal amount and any accrued and unpaid interest) will be convertible at a conversion price equal to 70% of the initial offering price of the Company Common Stock in the Regulation A Offering, subject to a customary beneficial ownership limitation of 9.99%, which may be waived by GS Capital on 61 days’ notice to the Company. The conversion price is subject to customary adjustments for any stock splits, etc. which occur following the determination of the conversion price.

The $50,000 original issue discounts, the fair value of 125,000 shares issued, and the beneficial conversion features were recorded as debt discounts and amortized over the term of the note. Therefore, the total debt discount at the inception date of this convertible promissory note were recorded at $550,000.

The balance of the GS Capital Note #5 as of September 30, 2021 and December 31, 2020 was $550,000 and $0, respectively.

Convertible Promissory Note – GS Capital Partners #6

On June 3, 2021, Clubhouse Media Group, Inc. (the “Company”) entered into a securities purchase agreement (the “Securities Purchase Agreement”) with GS Capital, pursuant to which, on same date, the Company issued a convertible promissory note to GS Capital in the aggregate principal amount of $550,000 for a purchase price of $500,000, reflecting a $50,000 original issue discount (the “GS Capital Note #6”) and, in connection therewith, sold to GS Capital 85,000 shares of the Company’s Common Stock at a purchase price of $85, representing a per share price of $0.001 per share. In addition, at the closing of this sale, the Company reimbursed GS Capital the sum of $5,000 for GS Capital’s costs in completing the transaction, which amount GS Capital withheld from the total purchase price paid to the Company.

The GS Capital Note #6 has a maturity date of June 3, 2022 and bears interest at 10% per year. No payments of the principal amount or interest are due prior to the maturity date other than as specifically set forth in the GS Capital Note #6, and the Company may prepay all or any portion of the principal amount and any accrued and unpaid interest at any time without penalty.

The GS Capital Note #6 (and the principal amount and any accrued and unpaid interest) is convertible into shares of the Company’s Common Stock at GS Capital’s election at any time following the time that the SEC qualifies the Company’s offering statement related to the Company’s planned Regulation A Offering. At such time, the GS Capital Note #6 (and the principal amount and any accrued and unpaid interest) will be convertible at a conversion price equal to 70% of the initial offering price of the Company Common Stock in the Regulation A Offering, subject to a customary beneficial ownership limitation of 9.99%, which may be waived by GS Capital on 61 days’ notice to the Company. The conversion price is subject to customary adjustments for any stock splits, etc. which occur following the determination of the conversion price.

The $50,000 original issue discounts, the fair value of 85,000 shares issued, and the beneficial conversion features were recorded as debt discounts and amortized over the term of the note. Therefore, the total debt discount at the inception date of this convertible promissory note were recorded at $550,000.

The balance of the GS Capital Note #6 as of September 30, 2021 and December 31, 2020 was $550,000 and $0, respectively.

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

The balance of the Tiger Trout Note as of September 30, 2021 and December 31, 2020 was $1,540,000 and $0, respectively.

Convertible Promissory Note – Eagle Equities LLC

On April 13, 2021, the Company entered into a securities purchase agreement (the “Eagle SPA”) with Eagle Equities LLC (“Eagle Equities”), pursuant to which, on same date, the Company issued a convertible promissory note to Eagle Equities in the aggregate principal amount of $1,100,000 for a purchase price of $1,000,000, reflecting a $100,000 original issue discount (the “Eagle Equities Note”), and, in connection therewith, sold to Eagle Equities 165,000 shares of Company Common Stock at a purchase price of $165.00, representing a per share price of $0.001 per share. In addition, at the closing of this sale, the Company reimbursed Eagle Equities the sum of $10,000 for Eagle Equities’ costs in completing the transaction, which amount Eagle Equities withheld from the total purchase price paid to the Company.

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

The balance of the Eagle Equities Note as of September 30, 2021 and December 31, 2020 was $1,100,000 and $0, respectively.

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

For the nine months ended September 30, 2021, the Company paid $455,000 cash to reduce the balance of the convertible promissory note from Labrys Fund, LP. The balance of the Labrys Note as of September 30, 2021 and December 31, 2020 was $545,000 and $0, respectively.

Convertible Promissory Note – Chris Etherington

On August 27, 2021, the Company entered into a note purchase agreement (the “Chris Etherington Note Purchase Agreement”) with Chris Etherington, an individual (“Chris Etherington”), with an effective date of August 26, 2021, pursuant to which, on same date, the Company issued a convertible promissory note to Chris Etherington in the aggregate principal amount of $165,000 for a purchase price of $150,000, reflecting a $15,000 original issue discount (the “Chris Etherington Note”) and, in connection therewith, issued to Chris Etherington a Warrant to purchase 37,500 shares of the Company’s common stock, par value $0.001 per share (the “Company Common Stock”) at an exercise price of $2.00 per share, subject to adjustment (the “Chris Etherington Warrant”). In addition, in connection with the Chris Etherington Note Purchase Agreement, the Company entered into a Security Agreement on same date with Chris Etherington, pursuant to which the Company’s obligations under the Chris Etherington Note were secured by a first priority lien and security interest on all of the assets of the Company (the “Chris Etherington Security Agreement”). While each of the Chris Etherington Warrant, Security Agreement, Note, and Note Purchase Agreement have an effective date and/or effective issue date of August 26, 2021, each was entered into and/or issued on August 27, 2021.

The Chris Etherington Note has a maturity date of August 26, 2022 and bears interest at 10% per year. No payments of the principal amount or interest are due prior to the maturity date other than as specifically set forth in the GS Capital Note #6, and the Company may prepay all or any portion of the principal amount and any accrued and unpaid interest at any time without penalty.

The Chris Etherington Note (and the principal amount and any accrued and unpaid interest) is convertible into shares of Company Common Stock at any time following August 26, 2021 until the note is repaid. The conversion price per share of Common Stock shall initially mean the lesser of (i) $1.00 or (ii) 75% of the lowest daily volume weighted average price of the Common Stock during the twenty (20) Trading Days (as defined in the Chris Etherington Note) immediately preceding the date of the respective conversion. The conversion price is subject to customary adjustments for any stock splits, etc. which occur following the determination of the conversion price.

Since the conversion price is based on the lesser of (i) $1.00 or (ii) 75% of the VWAP during the 20-trading day period immediately prior to the option conversion date, the Company has determined that the conversion feature is considered a derivative liability for the Company, which is detailed in Note 10.

The $15,000 original issue discounts, the fair value of 37,500 warrants issued, and the conversion features were recorded as debt discounts and amortized over the term of the note. Therefore, the total debt discount at the inception date of this convertible promissory note were recorded at $165,000. For the excess amount of derivative liability, the Company recorded accretion expense of $160,538 at the inception date of this note.

The balance of the Chris Etherington Note as of September 30, 2021 and December 31, 2020 was $165,000 and $0, respectively.

Convertible Promissory Note – Rui Wu

On August 27, 2021 Clubhouse Media Group, Inc. (the “Company”) entered into a note purchase agreement (the “Rui Wu Note Purchase Agreement”) with Rui Wu, an individual (“Rui Wu”), with an effective date of August 26, 2021, pursuant to which, on same date, the Company issued a convertible promissory note to Rui Wu in the aggregate principal amount of $550,000 for a purchase price of $500,000, reflecting a $50,000 original issue discount (the “Rui Wu Note”) and, in connection therewith, issued to Rui Wu a Warrant to purchase 125,000 shares of the Company’s common stock, par value $0.001 per share (the “Company Common Stock”) at an exercise price of $2.00 per share, subject to adjustment (the “Rui Wu Warrant”). In addition, in connection with the Rui Wu Note Purchase Agreement, the Company entered into a Security Agreement on same date with Rui Wu, pursuant to which the Company’s obligations under the Rui Wu Note were secured by a first priority lien and security interest on all of the assets of the Company (the “Rui Wui Security Agreement”). While each of the Rui Wu Warrant, Security Agreement, Note, and Note Purchase Agreement have an effective date and/or effective issue date of August 26, 2021, each was entered into and/or issued on August 27, 2021.

The Rui Wu Note has a maturity date of August 26, 2022 and bears interest at 10% per year. No payments of the principal amount or interest are due prior to the maturity date other than as specifically set forth in the Rui Wu Note, and the Company may prepay all or any portion of the principal amount and any accrued and unpaid interest at any time without penalty.

The Rui Wu Note (and the principal amount and any accrued and unpaid interest) is convertible into shares of Company Common Stock at any time following August 26, 2021 until the note is repaid. The conversion price per share of Common Stock shall initially mean the lesser of (i) $1.00 or (ii) 75% of the lowest daily volume weighted average price of the Common Stock during the twenty (20) Trading Days (as defined in the Rui Wu Note) immediately preceding the date of the respective conversion. The conversion price is subject to customary adjustments for any stock splits, etc. which occur following the determination of the conversion price.

If an event of default has occurred and is continuing, Rui Wu may declare all or any portion of the then-outstanding principal amount of the Rui Wu Note, together with all accrued and unpaid interest thereon, due and payable, and the Rui Wu Note shall thereupon become immediately due and payable in cash and Rui Wu will also have the right to pursue any other remedies that Rui Wu may have under applicable law. In the event that any amount due under the Rui Wu Note is not paid as and when due, such amounts shall accrue interest at the rate of 18% per year, simple interest, non-compounding, until paid.

Since the conversion price is based on the lesser of (i) $1.00 or (ii) 75% of the VWAP during the 20-trading day period immediately prior to the option conversion date, the Company has determined that the conversion feature is considered a derivative liability for the Company, which is detailed in Note 10.

The $50,000 original issue discounts, the fair value of 125,000 warrants issued, and the conversion features were recorded as debt discounts and amortized over the term of the note. Therefore, the total debt discount at the inception date of this convertible promissory note were recorded at $550,000. For the excess amount of derivative liability, the Company recorded accretion expense of $514,850 at the inception date of this note.

The balance of the Riu Wu Note as of September 30, 2021 and December 31, 2020 was $550,000 and $0, respectively.

Convertible Promissory Note Holder	Start Date	End Date	Initial Note Principal Balance	Debt Discounts As of Issuance	Amortization	Debt Discounts As of 9/30/2021
Scott Hoey	9/10/2020	9/10/2022	7,500	7,500	(7,500)	-
Cary Niu	9/18/2020	9/18/2022	50,000	50,000	(25,822)	24,178
Jesus Galen	10/6/2020	10/6/2022	30,000	30,000	(14,753)	15,247
Darren Huynh	10/6/2020	10/6/2022	50,000	50,000	(24,589)	25,411
Wayne Wong	10/6/2020	10/6/2022	25,000	25,000	(12,295)	12,705
Matt Singer	1/3/2021	1/3/2023	13,000	13,000	(13,000)	-
ProActive Capital	1/20/2021	1/20/2022	250,000	217,024	(150,430)	66,594
GS Capital #1	1/25/2021	1/25/2022	288,889	288,889	(288,889)	-
Tiger Trout SPA	1/29/2021	1/29/2022	1,540,000	1,540,000	(1,029,479)	510,521
GS Capital #2	2/16/2021	2/16/2022	577,778	577,778	(414,854)	162,924
Labrys Fund, LLP	3/11/2021	3/11/2022	1,000,000	1,000,000	(891,073)	108,927
GS Capital #3	3/16/2021	3/16/2022	577,778	577,778	(313,425)	264,353
GS Capital #4	4/1/2021	4/1/2022	550,000	550,000	(274,247)	275,753
Eagle Equities LLC	4/13/2021	4/13/2022	1,100,000	1,100,000	(512,329)	587,671
GS Capital #5	4/29/2021	4/29/2022	550,000	550,000	(278,767)	271,233
GS Capital #6	6/3/2021	6/3/2022	550,000	550,000	(179,315)	370,685
Chris Etherington	8/26/2021	8/26/2022	165,000	165,000	(15,822)	149,178
Rui Wu	8/26/2021	8/26/2022	550,000	550,000	(52,740)	497,260
Total					Total	3,342,640
					Remaining note principal balance	7,014,073
					Total convertible promissory notes, net	$3,671,433

Future payments of principal of convertible notes payable at September 30, 2021 are as follows:

Years ending December 31,
2021	$-
2022	7,014,073
2023	–
2024	–
2025	-
Thereafter	–
Total	$7,014,073

Interest expense recorded related to the convertible notes payable for the three and nine months ended September 30, 2021 were $165,602 and $358,344, respectively. Interest expense recorded for the three and nine months ended September 30, 2020 were $0 and $0, respectively.

The Company amortized $4,459,337 and $0 of the discount on the convertible notes payable to interest expense for the nine months ended September 30, 2021 and for the period from January 2, 2020 (inception) to September 30, 2020, respectively.

NOTE 9 – SHARES TO BE ISSUED - LIABILITY

As of September 30, 2021 and December 31, 2020, the Company entered into various consulting agreements with consultants, directors, and terms of future financing from Labrys. The balances of shares to be issued – liability were $629,116 and $87,029 and has not been issued as of September 30, 2021 and December 31, 2020, respectively. The Company recorded these consultant and director shares under liability based on the shares will be issued at a fixed monetary amount known at inception under ASC 480.

Shares to be issued - liability is summarized as below:

Beginning Balance, January 1, 2021	$87,029
Shares to be issued	5,634,484
Shares issued	(5,092,397)
Ending Balance, September 30, 2021	$629,116

Shares to be issued - liability is summarized as below:

Beginning Balance, January 2, 2020	$-
Shares to be issued	87,029
Shares issued	-
Ending Balance, September 30, 2020	$87,029

NOTE 10 – DERIVATIVE LIABILITY

The derivative liability is derived from the conversion features in note 8 signed for the period ended December 31, 2020. All were valued using the weighted-average Binomial option pricing model using the assumptions detailed below. As of September 30, 2021 and December 31, 2020, the derivative liability was $1,082,106 and $304,490, respectively. The Company recorded $25,765   and $0 loss from gain (loss) in derivative liability during the nine months ended September 30, 2021 and 2020, respectively. The Binomial model with the following assumption inputs:

September 30, 2021
Annual Dividend Yield	—
Expected Life (Years)	1.1 – 1.2 years
Risk-Free Interest Rate	0.09% - 0.25%
Expected Volatility	224 - 311%

Fair value of the derivative is summarized as below:

Beginning Balance, December 31, 2020	$304,490
Additions	1,126,755
Mark to Market	336,139
Cancellation of Derivative Liabilities Due to Conversions	-
Reclassification to APIC Due to Conversions	-
Ending Balance, September 30, 2021	$1,082,106

December 31, 2020
Annual Dividend Yield	—
Expected Life (Years)	1.6 – 2.0 years
Risk-Free Interest Rate	0.13 – 0.17%
Expected Volatility	318 - 485%

Fair value of the derivative is summarized as below:

Beginning Balance, January 2, 2020	$-
Additions	270,501
Mark to Market	61,029
Cancellation of Derivative Liabilities Due to Conversions	-
Reclassification to APIC Due to Conversions	(27,040)
Ending Balance, December 31, 2020	$304,490

NOTE 11 – NOTE PAYABLE, RELATED PARTY

For the period ended December 31, 2020, the Company signed a note payable agreement (“Amir 2020 note”) with the Company’s Chief Executive Officer for advances up to $5,000,000 at 0% interest rate. The entire balance is due January 31, 2023. As of December 31, the Company has a balance of $2,162,562 owed to the Chief Executive Officer of the Company. The note payable was subsequently amended on February 2, 2021.

On February 2, 2021, the Company and Amir Ben-Yohanan, its Chief Executive Officer, entered into a promissory note in the total principal amount of $2,400,000 (the “Amir 2021 Note”) to replace the Amir 2020 note. The Note memorializes a $2,400,000 loan that Mr. Ben-Yohanan previously advanced to the Company and its subsidiaries to fund their operations. The Amir 2021 Note bears simple interest at a rate of eight percent (8%) per annum, and the Company may prepay all or any portion of the principal amount and any accrued and unpaid interest of the Note at any time without penalty.

At the time of the qualification by the SEC of the Company’s Offering Circular, pursuant to Regulation A, $1,000,000 of the Indebtedness shall, automatically and without any further action of the Company or the Holder, be converted into a number of restricted fully paid and non-assessable shares of shares of common stock, par value $0.001 per share, of the Company equal to (i) $1,000,000 divided by (ii) the price per share of the Common Stock as offered in the Offering Circular.

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

The Company’s Regulation A Offering Circular was qualified on June 11, 2021. As a result, the principal balance of $1,000,000 has been converted to common stock and recorded under shares to be issued until it is issued.

The Company amortized $165,790 and $0 of the discount on the convertible notes payable to interest expense for the nine months ended September 30, 2021 and for the period from January 2, 2020 (inception) to September 30, 2020, respectively. The outstanding debt premium as of September 30, 2021 was $131,169.

The balance as of September 30, 2021 and December 31, 2020 were $1,269,864 and $0, respectively.

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

At the time of the qualification by the SEC of the Company’s Offering Circular, pursuant to Regulation A, $1,000,000 of the Indebtedness shall, automatically and without any further action of the Company or the Holder, be converted into a number of restricted fully paid and non-assessable shares of shares of common stock, par value $0.001 per share, of the Company equal to (i) $1,000,000 divided by (ii) the price per share of the Common Stock as offered in the Offering Circular.

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

For the three and nine months ended September 30, 2021  , the Company paid the Company’s Chief Executive Officer interest of $0 and $67,163  , respectively.

Effective March 4, 2021, the Company entered into three (3) separate director agreements with Amir Ben-Yohanan, Christopher Young, and Simon Yu. The Director Agreements set out terms and conditions of each of Mr. Ben-Yohanan’s, Mr. Young’s, and Mr. Yu’s role as a director of the Company. Mr. Young and Yu resigned from their officer and director positions with the Company on October 8, 2021.

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

As of September 30, 2021 and December 31, 2020, The Company has a payable balance owed to Christian Young of $14,301 and $23,685.

As of September 30, 2021 and December 31, 2020, The Company has a payable balance owed to the sellers of Magiclytics of $97,761 and $0 from the acquisition of Magiclytics on February 3, 2021.

NOTE 13 – STOCKHOLDERS’ EQUITY (DEFICIT)

On July 7, 2020, the Company increased the authorized capital stock of the Company to 550,000,000, comprised of 500,000,000 shares of common stock, par value $0.001, and 50,000,000 shares of preferred stock, par value $0.001.

Preferred Stock

As of September 30, 2021 and December 31, 2020, there was 1 preferred share issued and outstanding.

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

Common Stock

As of September 30, 2021 and December 31, 2020, the Company had 500,000,000 shares of common stock authorized with a par value of $0.001. There were 96,122,532 and 92,682,632 shares issued and outstanding as of September 30, 2021 and December 31, 2020, respectively.

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

For the three months ended September 30, 2021, the Company issued 509,417 shares to consultants and directors at fair value of $1,573,495.

For the three months ended September 30, 2021, the Company issued 29,920 shares to settle an accounts payable balance of $84,962.

For the three months ended September 30, 2021, the Company issued 257,630 shares with net proceeds of $845,290 in connection with the initial closing of this Regulation A offering  .

For the three months ended September 30, 2021, the Company issued 85,000 shares as debt issuance costs for convertible notes payable at fair value of $254,541.

For the three months ended September 30, 2021, the Company issued 357,370 shares for conversion of convertible debt of $1,300,530.

Warrants

A summary of the Company’s stock warrants activity is as follows:

	Number of Options (in thousands)	Weighted- Average Exercise Price	Weighted- Average Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding at December 31, 2020	-	$-
Granted	165,077	2.05
Exercised	-	-
Canceled	-	-
Outstanding at September 30, 2020	165,077	$2.05	4.9	$-
Vested and expected to vest at September 30, 2020	165,077	$2.05	4.9	$-
Exercisable at September 30, 2020	165,077	$2.05	4.9	$-

No stock options were granted by the Company during the year ended December 31, 2020.

The fair values of warrants granted in 2021 were estimated using the Black-Scholes option pricing model on the grant date using the following assumptions:

September 30,
2021
Weighted-average grant date fair value per share	$8.14
Risk-free interest rate	0.76% - 0.84%
Dividend yield	—%
Expected term (in years)	5
Volatility	368 - 369%

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

The Company has two short term leases in the United States and one month to month lease in Europe as of September 30, 2021. All short-term leases will be expired in 2021. The total monthly rent expense is approximately $86,000.

NOTE 15 – SUBSEQUENT EVENTS

The Company has evaluated events subsequent to September 30, 2021, to assess the need for potential recognition or disclosure in the unaudited consolidated financial statements. Such events were evaluated through November 8, 2021, the date and time the unaudited consolidated financial statements were issued, and it was determined that no subsequent events, except as follows, occurred that required recognition or disclosure in the unaudited consolidated financial statements.

On October 7, 2021, the Board of Directors of the Company appointed Dmitry Kaplun as the Company’s Chief Financial Officer. Pursuant to the terms of the Employment Agreement, the Board entered into a restricted stock award agreement (the “Restricted Stock Agreement”) dated October 7, 2021. Pursuant to the terms of the Restricted Stock Agreement, the Board granted Mr. Kaplun 58,824 shares of restricted common stock on October 7, 2021. 25% of the shares vest on each of the three-month, six-month, nine-month and 12-month anniversaries of the grant date.

On October 8, 2021, each of Christian Young, President, Secretary and Director of the Company, and Simon Yu, Chief Operating Officer and Director of the Company, resigned from all officer and director positions with the Company, effective immediately. Each of Messrs. Young and Yu will continue to provide consulting services to the Company.

On October 12, 2021, the Board appointed Massimiliano Musina to serve as a member of the Company’s Board of Directors. In connection with Mr. Musina’s appointment, the Company and Mr. Musina entered into an Independent Director Agreement dated October 12, 2021 (the “Director Agreement”). Pursuant to the terms of the Director Agreement, the Company agreed to issue to Mr. Musina each quarter a number of shares of common stock having a fair market value of $25,000, in exchange for Mr. Musina’s service as a member of the Company’s Board of Directors.

In October 2021, the Company issued 404,365 shares to various consultants and Board of Directors for their stock compensation.

In October 2021, the Company terminated the Clubhouse in 9145   St. Ives in Beverly Hills.

In November 2021, the Company issued 367,298 shares to various consultants and Board of Directors for their stock compensation and the conversion of the Wong’s note.

Equity Purchase Agreement and Registration Rights Agreement

On November 2, 2021, Clubhouse Media Group, Inc (the “Company”) entered into an Equity Purchase Agreement (the “Agreement”) and Registration Rights Agreement (the “Registration Rights Agreement”) with Peak One Opportunity Fund, L.P., a Delaware limited Partnership (“Investor”), dated as of October 29, 2021, pursuant to which the Company shall have the right, but not the obligation, to direct Investor, to purchase up to $15,000,000.00 (the “Maximum Commitment Amount”) in shares of the Company’s common stock, par value $0.001 per share (“Common Stock”) in multiple tranches. Further, under the Agreement and subject to the Maximum Commitment Amount, the Company has the right, but not the obligation, to submit a Put Notice (as defined in the Agreement) from time to time to Investor (i) in a minimum amount not less than $20,000.00 and (ii) in a maximum amount up to the lesser of (a) $400,000.00 or (b) 250% of the Average Daily Trading Value (as defined in the Agreement).

In exchange for Investor entering into the Agreement, the Company agreed, among other things, to (A) issue Investor and Peak One Investments, LLC, an aggregate of 70,000 shares of Common Stock (the “the Commitment Shares”), and (B) file a registration statement registering the Common Stock issued as Commitment Shares or issuable to Investor under the Agreement for resale (the “Registration Statement”) with the Securities and Exchange Commission within 60 calendar days of the Agreement, as more specifically set forth in the Registration Rights Agreement.

The obligation of Investor to purchase the Company’s Common Stock shall begin on the date of the Agreement, and ending on the earlier of (i) the date on which Investor shall have purchased Common Stock pursuant to this Agreement equal to the Maximum Commitment Amount, (ii) twenty four (24) months after the date of the Agreement, (iii) written notice of termination by the Company to Investor (which shall not occur during any Valuation Period or at any time that Investor holds any of the Put Shares), (iv) the Registration Statement is no longer effective after the initial effective date of the Registration Statement, or (v) the date that the Company commences a voluntary case or any person commences a proceeding against the Company, a custodian is appointed for the Company or for all or substantially all of its property or the Company makes a general assignment for the benefit of its creditors (the “Commitment Period”).

During the Commitment Period, the purchase price to be paid by Investor for the Common Stock under the Agreement shall be 95% of the Market Price, which is defined as the lesser of the (i) closing bid price of the Common Stock on the trading day immediately preceding the respective Put Date (as defined in the Agreement), or (ii) lowest closing bid price of the Common Stock during the Valuation Period (as defined in the Agreement), in each case as reported by Bloomberg Finance L.P or other reputable source designated by Investor.

The Agreement and the Registration Rights Agreement contain customary representations, warranties, agreements and conditions to completing future sale transactions, indemnification rights and obligations of the parties. Among other things, Investor represented to the Company, that it is an “accredited investor” (as such term is defined in Rule 501(a) of Regulation D under the Securities Act of 1933, as amended (the “Securities Act”)), and the Company sold the securities in reliance upon an exemption from registration contained in Section 4(a)(2) of the Securities Act and Regulation D promulgated thereunder.

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

We generate revenues primarily from talent management of social media influencers residing in our Clubhouses and for paid promotion by companies looking to utilize such social media influencers to promote their products or services. We solicit companies for potential marketing collaborations and cultivated content creation, work with the influencers and the marketing entity to negotiate and formalize a brand deal and then execute the deal and receive a certain percentage from the deal. In addition to the in-house brand deals, we generate income by providing talent management and brand partnership deals to external influencers not residing in our Clubhouses.

In September 2021, the Company launched their own subscription-based site HoneyDrip.com, which provides a digital space for creators to share unique content with their subscribers.

West of Hudson Group, Inc. (“WOHG”), our wholly owned subsidiary, was incorporated on May 19, 2020. WOHG is primarily a holding company, and operates various aspects of its business through its operating subsidiaries, of which WOHG is the 100% owner and sole member, and which are as follows:

1.	Doiyen, LLC (“Doiyen”) - a talent management company that provides representation to Clubhouse influencers, as further described below.

2.	WOH Brands, LLC (“WOH Brands”) - a content-creation studio, social media marketing company, technology developer, and brand incubator, as further described below.

3.	Digital Influence Inc. (doing business as Magiclytics) - a company that provides predictive analytics for content creation brand deals.

Doiyen, formerly named WHP Management, LLC, and before that named WHP Entertainment LLC, was formed on January 2, 2020. Doiyen was acquired by WOHG on July 9, 2020 pursuant to an exchange agreement between WOHG and Doiyen, pursuant to which WOHG acquired 100% of the membership interests of Doiyen in exchange for 100 shares of common stock of WOHG. As described above, Doiyen is a talent management company for social media influencers, and seeks to represent some of the world’s top talent in the world of social media. Doiyen is the entity with which our influencers contract when living in one of our Clubhouses.

WOH Brands was formed on May 19, 2020 by WOHG. As described above, WOH Brands engages and also plans to engage in a number of activities, including brand development and incubation, content creation, and technology development.

Magiclytics was formed on July 2, 2018. The Company acquired a 100% interest in Magiclytics on February 3, 2021. As described above, Magiclytics provides predictive analytics for content creation brand deals.

WOHG is the 100% owner and sole member and manager of each of these entities pursuant to each of the limited liability company agreements and bylaws, where applicable, that govern these entities, and has complete and exclusive discretion in the management and control of the affairs and business of Doiyen, WOH Brands and Magiclytics. WOHG is entitled to the receipt of all income (and/or losses) that these entities generate.

In addition to the above, WOHG is the 100% owner of two other limited liability companies - Clubhouse Studios, LLC, which holds most of our intellectual property, and DAK Brands, LLC, each incorporated on May 13, 2020. However, each of these entities has minimal or no operations, and is not intended to have any material operations in the near future.

Recent Developments

FinTekk/Rick Ware Racing Joint Services Agreement

On July 12, 2021, we entered into a Joint Services Agreement (the “Joint Services Agreement”) with FinTekk AP, LLC (“FinTekk”), and Rick Ware Racing, LLC (“RWR”). FinTekk and RWR are professional motorsports racing and marketing companies providing services focused specifically in the NASCAR Cup Series, NASCAR Xfinity Series, the IndyCar Racing Series, and the IMSA Sports Car Championship Series. Pursuant to the Joint Services Agreement, FinTekk and RWR agreed to provide certain services to the Company, and the Company agreed to provide certain services to RWR.

In general, FinTekk agreed to provide the Company with marketing and branding consulting services utilizing the RWR racing platform, and to promote the Company as the primary brand for the NASCAR race events in which RWR participates in conjunction with the RWR platform.

RWR agreed to provide racing car drivers as well as NASCAR and development team drivers and athletes currently competing in motor racing; and RWR agreed to engage and integrate its social media team with the Company team members to collaborate, promote and market the Company to the racing fan bases of NASCAR and IndyCar through the use of each other’s social and digital media platforms.

The Company agreed to engage and integrate its social media/influencer member network and production teams with RWR team members to collaborate, promote and market RWR racing efforts and racing and driver story lines through various media platforms operated or familiar to the Company.

The respective services of the parties under the Joint Services Agreement applied with respect to 11 races that occurred from July 18, 2021 to September 26, 2021 (the “Events”); and the compensation under the Agreement for the respective services was payable with respect to each of the Events, as follows:

●	In return for the provision by FinTekk of its services, for each Event the Company agreed to issue FinTekk 51,146 shares of the Company’s common stock.
●	In return for the provision by RWR of its services, for each Event the Company agreed to pay RWR $113,636.
●	In return for the provision by the Company of its services, for each Event RWR agreed to pay the Company $90,909.

Conversion of Ben-Yohanan Note

On February 2, 2021, the Company and Amir Ben-Yohanan, its Chief Executive Officer, entered into a promissory note in the total principal amount of $2,400,000 (the “Note”). The Note bears simple interest at a rate of 8% per annum, and the Company may prepay all or any portion of the principal amount and any accrued and unpaid interest of the Note at any time without penalty.

Pursuant to the terms of the Note, $1,000,000 of the principal amount and accrued interest of the Note would automatically be converted into a number of restricted (non-Regulation A) shares of the Company common stock equal to (i) $1,000,000 divided by (ii) the initial public offering price per share of Company common stock in the Company’s Regulation A offering (the “Conversion”).

On July 9, 2021, the Conversion occurred, and Mr. Ben-Yohanan was issued 250,000 shares of common stock as a result of $1,000,000 in principal and interest due on the Note converting into shares of common stock at $4.00 per share, which is the initial public offering price per share of the common stock in the Company’s offering pursuant to Regulation A.

As of September 30, 2021, there is $1,269,864 in principal and $25,884 accrued interest outstanding on the Note, which will become payable by the Company commencing on February 2, 2022 as required to amortize the Note and the outstanding indebtedness over the following 24 months. The final maturity date of the Note is February 2, 2024.

Rui Wu – Note Purchase Agreement, Convertible Promissory Note, Warrant, and Security Agreement

On August 27, 2021, the Company entered into a note purchase agreement (the “Rui Wu Note Purchase Agreement”) with Rui Wu, an individual, with an effective date of August 26, 2021, pursuant to which the Company issued a convertible promissory note to Mr. Wu in the aggregate principal amount of $550,000 for a purchase price of $500,000, reflecting a $50,000 original issue discount (the “Rui Wu Note”) and, in connection therewith, issued to Mr. Wu a warrant to purchase 37,500 shares of the Company’s common stock at an exercise price of $2.00 per share, subject to adjustment (the “Rui Wu Warrant”). In addition, in connection with the Rui Wu Note Purchase Agreement, the Company entered into a Security Agreement with Rui Wu, pursuant to which the Company’s obligations under the Rui Wu Note were secured by a first priority lien and security interest on all of the assets of the Company (the “Rui Wui Security Agreement”). While each of the Rui Wu Warrant, Security Agreement, Note, and Note Purchase Agreement have an effective date and/or effective issue date of August 26, 2021, each was entered into and/or issued on August 27, 2021.

The Rui Wu Note has a maturity date of August 26, 2022 and bears interest at 10% per year. No payments of the principal amount or interest are due prior to the maturity date other than as specifically set forth in the Rui Wu Note, and the Company may prepay all or any portion of the principal amount and any accrued and unpaid interest at any time without penalty.

The Rui Wu Note (and the principal amount and any accrued and unpaid interest) is convertible into shares of Company common stock at any time following August 26, 2021 until the note is repaid. The conversion price per share of common stock shall initially mean the lesser of (i) $1.00 or (ii) 75% of the lowest daily volume weighted average price of the common stock during the 20 Trading Days (as defined in the Rui Wu Note) immediately preceding the date of the respective conversion. The conversion price is subject to customary adjustments for any stock splits, etc., which occur following the determination of the conversion price.

The Rui Wu Note contains customary events of default, including, but not limited to:

●	if the Company fails to pay the then-outstanding principal amount and accrued interest on the Rui Wu Note on any date any such amounts become due and payable, and any such failure is not cured within three business days of written notice thereof by Mr. Wu; or
●	the Company fails to remain compliant with the Depository Trust Company (“DTC”), thus incurring a “chilled” status with DTC; or

●	any trading suspension is imposed by the Securities and Exchange Commission (the “SEC”) under Section 12(j) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) or Section 12(k) of the Exchange Act; or
●	the occurrence of any delisting of the Company common stock from any securities exchange on which the Company common stock is listed or suspension of trading of the Company common stock on the OTC Markets.

If an event of default has occurred and is continuing, Mr. Wu may declare all or any portion of the then-outstanding principal amount of the Rui Wu Note, together with all accrued and unpaid interest thereon, due and payable, and the Rui Wu Note shall thereupon become immediately due and payable in cash and Mr. Wu will also have the right to pursue any other remedies that Mr. Wu may have under applicable law. In the event that any amount due under the Rui Wu Note is not paid as and when due, such amounts shall accrue interest at the rate of 18% per year, simple interest, non-compounding, until paid.

Chris Etherington – Note Purchase Agreement, Convertible Promissory Note, Warrant, and Security Agreement

On August 27, 2021, the Company entered into a note purchase agreement (the “Chris Etherington Note Purchase Agreement”) with Chris Etherington with an effective date of August 26, 2021, pursuant to which, on same date, the Company issued a convertible promissory note to Mr. Etherington in the aggregate principal amount of $165,000 for a purchase price of $150,000, reflecting a $15,000 original issue discount (the “Chris Etherington Note”) and, in connection therewith, issued to Mr. Etherington a warrant to purchase 37,500 shares of the Company’s common stock at an exercise price of $2.00 per share, subject to adjustment (the “Chris Etherington Warrant”). In addition, in connection with the Chris Etherington Note Purchase Agreement, the Company entered into a Security Agreement e with Mr. Etherington, pursuant to which the Company’s obligations under the Chris Etherington Note were secured by a first priority lien and security interest on all of the assets of the Company (the “Chris Etherington Security Agreement”). While each of the Chris Etherington Warrant, Security Agreement, Note, and Note Purchase Agreement have an effective date and/or effective issue date of August 26, 2021, each was entered into and/or issued on August 27, 2021.

The Chris Etherington Note has a maturity date of August 26, 2022 and bears interest at 10% per year. No payments of the principal amount or interest are due prior to the maturity date other than as specifically set forth in the Chris Etherington Note, and the Company may prepay all or any portion of the principal amount and any accrued and unpaid interest at any time without penalty.

The Chris Etherington Note (and the principal amount and any accrued and unpaid interest) is convertible into shares of Company common stock at any time following August 26, 2021 until the note is repaid. The conversion price per share of common stock shall initially mean the lesser of (i) $1.00 or (ii) 75% of the lowest daily volume weighted average price of the common stock during the 20 Trading Days (as defined in the Chris Etherington Note) immediately preceding the date of the respective conversion. The conversion price is subject to customary adjustments for any stock splits, etc. which occur following the determination of the conversion price.

The Chris Etherington Note contains customary events of default, including, but not limited to:

●	if the Company fails to pay the then-outstanding principal amount and accrued interest on the Chris Etherington Note on any date any such amounts become due and payable, and any such failure is not cured within three business days of written notice thereof by Mr. Etherington; or
●	the Company fails to remain compliant with the DTC, thus incurring a “chilled” status with DTC; or
●	any trading suspension is imposed by the SEC under Section 12(j) of the Exchange Act or Section 12(k) of the Exchange Act; or
●	the occurrence of any delisting of the Company common stock from any securities exchange on which the Company common stock is listed or suspension of trading of the Company common stock on the OTC Markets.

If an event of default has occurred and is continuing, Mr. Etherington may declare all or any portion of the then-outstanding principal amount of the Chris Etherington Note, together with all accrued and unpaid interest thereon, due and payable, and the Chris Etherington Note shall thereupon become immediately due and payable in cash and Mr. Etherington will also have the right to pursue any other remedies that Mr. Etherington may have under applicable law. In the event that any amount due under the Chris Etherington Note is not paid as and when due, such amounts shall accrue interest at the rate of 18% per year, simple interest, non-compounding, until paid.

Closing of Dobre Brothers House

On September 1, 2021, the Company officially closed one of its Clubhouse locations - Dobre Brothers House – located in Beverly Hills, CA. The Company terminated its lease agreement for the Dobre Brothers House effective September 1, 2021. At the time of the termination of this lease, the Company had a month-to-month tenancy at this location, as contemplated under the lease after the expiration of the initial term of the lease on July 31, 2021. The Company did not incur any termination penalties as a result of terminating the lease.

The Dobre Brothers House hosted Darius, Cyrus, Marcus and Lucas Dobre (collectively, the “Dobre Brothers”). The Dobre Brothers were prominent influencers in the Company’s roster, with a total follower reach of approximately 115 million. As a result of the closing of the Dobre Brothers House, the Dobre Brothers will no longer be required to provide promotion and marketing social media posts on our behalf as part of the terms of their living arrangements in the Dobre Brothers House. As such, the Company will exclude Dobre Brothers followers from the Company’s calculations of its own follower reach going forward. Nonetheless, the Company has continued to have a working relationship with the Dobre Brothers since the closing of the Dobre Brothers House, and intends to maintain a working relationship with the Dobre Brothers going forward.

Kaplun Appointment as Chief Financial Officer, Kaplun Executive Employment Agreement & Kaplun Restricted Stock Award

On October 7, 2021, the Company’s Board of Directors appointed Dmitry Kaplun as the Company’s Chief Financial Officer. In connection with Mr. Kaplun’s appointment, the Company and Mr. Kaplun entered into an executive employment agreement dated as of October 7, 2021 (the “Employment Agreement”). Pursuant to the terms of the Employment Agreement, the Company agreed to pay Mr. Kaplun an annual base salary of $280,000. In addition, the Company agreed to grant to Mr. Kaplun on the effective date of the Employment Agreement and on each anniversary thereof a number of restricted shares of common stock equal to (i) $100,000, divided by (ii) the lesser of (A) $1.70 (as the same may be adjusted) and (B) 80% of the VWAP as of the grant date. Each restricted stock grant will vest ratably over the calendar year following the grant date, vesting as to 25% of the number of shares of common stock in the restricted stock grant at the end of each calendar quarter of such year, as provided in the Employment Agreement. Mr. Kaplun will also be paid discretionary annual bonuses if and when declared by the Board.

The Employment Agreement has an initial term ending on the earlier of (i) the first anniversary of the effective date of the Employment Agreement, and (ii) the time of the termination of Mr. Kaplun’s employment. in accordance with the provisions herein. The initial term and any renewal term will automatically be extended for one or more additional terms of one year each, unless either the Company or Mr. Kaplun provides notice to the other party at least 30 days prior to the expiration of the then-current term.

The Company may terminate Mr. Kaplun’s employment at any time, with or without Cause (as defined in the Employment Agreement), subject to the terms and conditions of the Employment Agreement. In the event that the Company terminates Mr. Kaplun’s employment with Cause, subject to the terms of the Employment Agreement, (i) the Company will pay to Mr. Kaplun unpaid base salary and benefits then owed or accrued, and any unreimbursed expenses; and (ii) any unvested portion of the restricted stock grants and any other equity granted to Mr. Kaplun will immediately be forfeited as of the termination date.

In the event that the Company terminates Mr. Kaplun’s employment without Cause, subject to the terms and conditions of the Employment Agreement, (i) the Company will pay to Mr. Kaplun any base salary, bonuses, and benefits then owed or accrued, and any unreimbursed expenses; (ii) the Company will pay to Mr. Kaplun, in one lump sum, an amount equal to the base salary that would have been paid to Mr. Kaplun for a three-month period; and (iii) any equity grant already made to Mr. Kaplun will, to the extent not already vested, be deemed automatically vested.

Mr. Kaplun may resign at any time, with or without Good Reason (as defined in the Employment Agreement). In the event that Mr. Kaplun resigns with Good Reason, the Company will pay to Mr. Kaplun the amounts, and Mr. Kaplun will, subject to the terms of the Employment Agreement, be entitled to such benefits (including without limitation any vesting of unvested shares under any equity grant), that would have been payable to Mr. Kaplun or which Mr. Kaplun would have received had Mr. Kaplun’s employment been terminated by the Company without Cause.

In the event that Mr. Kaplun resigns without Good Reason, the Company will pay to Mr. Kaplun the amounts, and Mr. Kaplun will be entitled, subject to the terms of the Employment Agreement, to such benefits (including without limitation any vesting of unvested shares under any equity grant), that would have been payable to Mr. Kaplun or which Mr. Kaplun would have received had Mr. Kaplun’s employment been terminated by the Company with Cause.

The Employment Agreement contains customary representations and warranties of the parties, and customary provisions relating to confidentiality obligations, indemnification, and miscellaneous provisions.

Pursuant to the terms of the Employment Agreement, the Board granted Mr. Kaplun 58,824 shares of restricted common stock on October 7, 2021. 25% of the shares vest on each of the three-month, six-month, nine-month and 12-month anniversaries of the grant date.

Young and Yu Resignations

On October 8, 2021, each of Christian Young, President, Secretary and Director of the Company, and Simon Yu, Chief Operating Officer and Director of the Company, resigned from all officer and director positions with the Company, effective immediately. Each of Messrs. Young and Yu continue to provide consulting services to the Company.

Musina Board Appointment

On October 12, 2021, the Board appointed Massimiliano Musina to serve as a member of the Company’s Board of Directors. In connection with Mr. Musina’s appointment, the Company and Mr. Musina entered into an Independent Director Agreement dated October 12, 2021 (the “Director Agreement”). Pursuant to the terms of the Director Agreement, the Company agreed to issue to Mr. Musina each quarter a number of shares of common stock having a fair market value of $25,000, in exchange for Mr. Musina’s service as a member of the Company’s Board of Directors .

Results of Operations

For the Three and Nine Months Ended September 30, 2021 Compared to the Three Months Ended September 30, 2020 and the Period from January 2, 2020 (Inception) to September 30, 2020

Net Revenue

Net revenue was $1,768,677 for the three months ended September 30, 2021, compared to net revenue of $217,372 for the three months ended September 30, 2020. The increase was due to the generation of revenue since the second quarter in 2020 and the increase of brand deals and agency deals and revenue from Tinder Blog. Alden Reiman has joined Clubhouse Media as a consultant via his company The Reinman Agency and contributed to the increase of the revenue for the Company for the three months ended September 30, 2021.

Net revenue was $3,222,015 for the nine months ended September 30, 2021, compared to net revenue of $312,906 for the period from January 2, 2020 (inception) to September 30, 2020. The increase was due to the generation of revenue since the second quarter in 2020 and the increase of brand deals and agency deals and revenue from Tinder Blog.   Alden Reiman has joined Clubhouse Media as a consultant via his company The Reinman Agency and contributed to the increase of the revenue for the Company for the nine months ended September 30, 2021.

Cost of Goods Sold

Cost of sales was $1,467,333 for the three months ended September 30, 2021, compared to cost of sales of $100,973 for the three months ended September 30, 2020. The increase was due the generation of revenue since the second quarter in 2020 and the increase of brand deals and agency deals and revenue from Tinder Blog.   Alden Reiman has joined Clubhouse Media as a consultant via his company The Reinman Agency and contributed to the increase inthe cost of goods sold via higher revenue  for the Company for the three months ended September 30, 2021.

Cost of sales was $2,649,120 for the nine months ended September 30, 2021, compared to $191,179 for the period from January 2, 2020 (inception) to September 30, 2020. The increase was due to the generation of revenue since the second quarter in 2020 and the increase of brand deals and agency deals and revenue from Tinder Blog .   Alden Reiman has joined Clubhouse Media as a consultant via his company The Reinman Agency and contributed to the increases in the cost of goods sold via Higher revenue  for the Company for the nine months ended September 30, 2021.

Gross Profit

Gross profit was $301,344 for the three months ended September 30, 2021, compared to gross profit of $116,398 for the three months ended September 30, 2020. The gross profit percentage was 17.04% for the three months ended September 30, 2021, compared to 53.55% for the three months ended September, 2020.

Gross profit was $572,895 for the nine months ended September 30, 2021, compared to gross profit of $121,726 for the period from January 2, 2020 (inception) to September 30, 2020. The gross profit percentage was 17.78% for the nine months ended September 30, 2021, compared to 38.9% for the period from January 2, 2020 (inception) to September 30, 2020.

Operating Expenses

Operating expenses for the three months ended September 30, 2021 were $3,382,248, compared to $772,186 for the three months ended September 30, 2020.

The variances were as follows: (i) an increase in rent and utilities expense of $81,407; (ii) an increase in consultant fees of $412,773; (iii) an increase in sales and marketing expenses of $167,139; (iv) an increase in legal fees of $166,405; (v) an decrease in office expense of $(22,161); (vi) a decrease of production expense of $(21,002), (vii) an increase of meals and travel expense of $49,894; (viii) an increase in accounting and audit fees of $5,000, and (ix) an increase in payroll of $478,348. The overall increase in general and administrative expenses resulted from the commencement of our operations since 2020 and incurred more expenses from the expansion of operations, payroll expenses, and professional fees incurred as a public company.

Non-cash operating expenses for the three months ended September 30, 2021 were $1,275,505, including (i) depreciation of $8,514 and (ii) stock-based compensation of $1,266,991. Non-cash operating expenses for the three months ended September 30, 2020 were $44,340 from stock compensation expense.

Operating expenses for the nine months ended September 30, 2021 were $12,780,575, compared to $1,746,298 for the period from January 2, 2020 (inception) to September 30, 2020.

The variances were as follows: (i) an increase in rent and utilities expense of $948,030; (ii) an increase in consultant fees of $1,158,739; (iii) an increase in sales and marketing expenses of $819,085; (iv) an increase in legal fees of $704,146; (v) an increase in office expense of $98,726; (vi) an decrease of production expense of $(20,898), (vii) an increase of meals and travel expense of $229,867; (viii) an increase of director and executive expenses of $709,996; (ix)an increase in accounting and audit fees of $104,787, and (x) an increase in payroll of $879,453. The overall increase in general and administrative expenses resulted from the commencement of our operations since 2020 and incurred more expenses from the expansion of operations, payroll expenses, and professional fees incurred as a public company.

Non-cash operating expenses for the nine months ended September 30, 2021 were $22,528 from depreciation expenses, and (ii) stock-based compensation of $5,514,675. Non-cash operating expenses for the period from January 2, 2020 (inception) to September 30, 2020 were $284,341 from impairment of $240,000 and stock compensation expense of $44,340.

Other (Income) Expenses

Other (income) expenses for the three months ended September 30, 2021 were $2,321,057, as compared to $29,974 for the three months ended September 30, 2020. Other expenses for the three months ended September 30, 2021 included (i) change in fair value derivative liability of $(361,904), (ii) interest expense of $2,655,253; and (iii) other (income) expenses for $27,708. The change in derivative liability is the non-cash change in the fair value and relates to our derivative instruments. Interest expense of $2,655,253 was mostly comprised of non-cash interest of $1,788,379   from amortization of debt discounts, $463,756 from accretion expense – excess derivative liability, and $191,486 from interest accrued to the convertible promissory note holders.

Other (income) expenses for the nine months ended September 30, 2021 were $6,303,202, as compared to $44,399 for the period from January 2, 2020 (inception) to September 30, 2020. Other expenses for the nine months ended September 30, 2021 included (i) change in fair value derivative liability of $(336,139), (ii) interest expense of $6,193,692; and (iii) extinguishment of debt with related party for $297,138, and extinguishment of debt for $148,511. The change in derivative liability is the non-cash change in the fair value and relates to our derivative instruments. Interest expense of $6,193,692 was mostly comprised of non-cash interest of $15,920 from imputed interest, $4,293,366 from amortization of debt discounts and $629,795 from the fair value of shares issued to one of the convertible promissory note holders, $463,756 from accretion expense – excess derivative liability, and $451,391 interest accrued to convertible promissory note holders.

Net Loss

Net loss for the three months ended September 30, 2021 was $5,401,961, compared to $685,762 for the three months ended September 30, 2020 for the reasons discussed above.

Net loss for the nine months ended September 30, 2021 was $18,510,882, compared to $1,668,971 for the period from January 2, 2020 (inception) to September 30, 2020 for the reasons discussed above.

LIQUIDITY AND CAPITAL RESOURCES

Operating Activities

Net cash used in operating activities for the nine months ended September 30, 2021 was $7,153,911. This amount was primarily related to a net loss of $18,510,882 and offset by (i) net working capital increase of $725,586; (ii) non-cash expenses of $10,631,385 including (a) depreciation and amortization of $22,527; (b) imputed interest of $15,920; (c) stock-based compensation of $5,514,675; (vi) loss in extinguishment of debt from related party of $297,138; (vii) loss in extinguishment of debt $148,509, (viii) change in fair value of derivative liability of $(336,140), (ix) interest expense from amortization of debt discounts of $4,293,367, and (x) accretion expense from excess derivative liability of $675,388.

Net cash used in operating activities for the period from January 2, 2020 (inception) to September 30, 2020 was $1,510,578  . This amount was primarily related to a net loss of $1,668,971 and net working capital decrease of $134,568   and offset by stock compensation expense of $44,341, impairment expense of $240,000   and depreciation expense of $8,621.

Investment Activities

Net cash used in investing activities for the nine months ended September 30, 2021 was $302,740. The Company purchased $33,900 in property, plant, and equipment and $268,916 in internal used software for the nine months ended September 30, 2021.

Net cash used in investing activities for the period from January 2, 2020 (inception) to September 30, 2020 was $308,177  . The Company purchased $68,177 in property, plant, and equipment and $240,000 in   the Tongji public shell company for the nine months ended September 30, 2021.

Financing Activities

Net cash provided by financing activities for the nine months ended September 30, 2021 was $8,210,038. The amount was related to proceeds from our chief executive officer and chairman of the Board of $244,803 and repayment to our chief executive officer and chairman of the Board of $137,500 and proceeds from borrowing from convertible notes payable of $7,712,445 and repayments of $455,000 to convertible notes payable holders.

Net cash provided by financing activities for the period from January 2, 2020 (inception) to September 30, 2020 was $1,979,949. The amount was related to proceeds from our chief executive officer and chairman of the Board of $1,922,449 and proceeds from borrowing from convertible notes payable of $57,500.

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

As reflected in the accompanying financial statements, the Company had a net loss of $18,510,882 for the nine months ended September 30, 2021, negative working capital of $5,269,815 as of September 30, 2021, and stockholders’ deficit of $6,247,878. These factors among others raise substantial doubt about the Company’s ability to continue as a going concern.

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

The balance as of September 30, 2021 and December 31, 2020 were $250,000 and $0, respectively.

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

The entire principal balance and interest were converted in the quarter ended June 30, 2021. The balance as of September 30, 2021 and December 31, 2020 were $0 and $0, respectively.

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

GS Capital converted $96,484 and $3,515 accrued interest in the quarter ended June 30, 2021.The balance as of September 30, 2021 and December 31, 2020 were $481,294 and $0, respectively.

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

The balance as of September 30, 2021 and December 31, 2020 were $577,778 and $0, respectively.

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

The balance as of September 30, 2021 and December 31, 2020 were $550,000 and $0, respectively.

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

The balance as of September 30, 2021 and December 31, 2020 were $550,000 and $0, respectively.

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

The balance as of September 30, 2021 and December 31, 2020 were $550,000 and $0, respectively.

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

The $440,000 original issue discounts, the fair value of 220,000 shares issued , and the beneficial conversion features were recorded as debt discounts and amortized over the term of the note. Therefore, the total debt discounts at the inception date of this convertible promissory note were $1,540,000.

The balance as of September 30, 2021 and December 31, 2020 were $1,540,000 and $0, respectively.

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

The balance as of September 30, 2021 and December 31, 2020 were $1,100,000 and $0, respectively.

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

For the quarter ended June 30, 2021 and September 30, 2021, the Company paid $300455,000 cash to reduce the balance of the convertible promissory note from Labrys Fund, LP. The balance as of June 30, 2021, was $700,000.

The balance as of September 30, 2021 and December 31, 2020 were $545,000 and $0, respectively.

Convertible Promissory Note – Chris Etherington

On August 27, 2021, the Company entered into a note purchase agreement (the “Chris Etherington Note Purchase Agreement”) with Chris Etherington, an individual (“Chris Etherington”), with an effective date of August 26, 2021, pursuant to which, on same date, the Company issued a convertible promissory note to Chris Etherington in the aggregate principal amount of $165,000 for a purchase price of $150,000, reflecting a $15,000 original issue discount (the “Chris Etherington Note”) and, in connection therewith, issued to Chris Etherington a Warrant to purchase 37,500 shares of the Company’s common stock, par value $0.001 per share (the “Company Common Stock”) at an exercise price of $2.00 per share, subject to adjustment (the “Chris Etherington Warrant”). In addition, in connection with the Chris Etherington Note Purchase Agreement, the Company entered into a Security Agreement on same date with Chris Etherington, pursuant to which the Company’s obligations under the Chris Etherington Note were secured by a first priority lien and security interest on all of the assets of the Company (the “Chris Etherington Security Agreement”). While each of the Chris Etherington Warrant, Security Agreement, Note, and Note Purchase Agreement have an effective date and/or effective issue date of August 26, 2021, each was entered into and/or issued on August 27, 2021.

The Chris Etherington Note has a maturity date of August 26, 2022 and bears interest at 10% per year. No payments of the principal amount or interest are due prior to the maturity date other than as specifically set forth in the GS Capital Note #6, and the Company may prepay all or any portion of the principal amount and any accrued and unpaid interest at any time without penalty.

The Chris Etherington Note (and the principal amount and any accrued and unpaid interest) is convertible into shares of Company Common Stock at any time following August 26, 2021 until the note is repaid. The conversion price per share of Common Stock shall initially mean the lesser of (i) $1.00 or (ii) 75% of the lowest daily volume weighted average price of the Common Stock during the twenty (20) Trading Days (as defined in the Chris Etherington Note) immediately preceding the date of the respective conversion. The conversion price is subject to customary adjustments for any stock splits, etc. which occur following the determination of the conversion price.

Since the conversion price is based on the lesser of (i) $1.00 or (ii) 75% of the VWAP during the 20-trading day period immediately prior to the option conversion date, the Company has determined that the conversion feature is considered a derivative liability for the Company, which is detailed in Note 10.

The $15,000 original issue discounts, the fair value of 37,500 warrants issued, and the conversion features were recorded as debt discounts and amortized over the term of the note. Therefore, the total debt discount at the inception date of this convertible promissory note were recorded at $165,000. For the excess amount of derivative liability, the Company recorded accretion expense of $160,538at the inception date of this note.

The balance as of September 30, 2021 and December 31, 2020 were $165,000 and $0, respectively.

Convertible Promissory Note – Rui Wu

On August 27, 2021 Clubhouse Media Group, Inc. (the “Company”) entered into a note purchase agreement (the “Rui Wu Note Purchase Agreement”) with Rui Wu, an individual (“Rui Wu”), with an effective date of August 26, 2021, pursuant to which, on same date, the Company issued a convertible promissory note to Rui Wu in the aggregate principal amount of $550,000 for a purchase price of $500,000, reflecting a $50,000 original issue discount (the “Rui Wu Note”) and, in connection therewith, issued to Rui Wu a Warrant to purchase 125,000 shares of the Company’s common stock, par value $0.001 per share (the “Company Common Stock”) at an exercise price of $2.00 per share, subject to adjustment (the “Rui Wu Warrant”). In addition, in connection with the Rui Wu Note Purchase Agreement, the Company entered into a Security Agreement on same date with Rui Wu, pursuant to which the Company’s obligations under the Rui Wu Note were secured by a first priority lien and security interest on all of the assets of the Company (the “Rui Wui Security Agreement”). While each of the Rui Wu Warrant, Security Agreement, Note, and

Note Purchase Agreement have an effective date and/or effective issue date of August 26, 2021, each was entered into and/or issued on August 27, 2021.

The Rui Wu Note has a maturity date of August 26, 2022 and bears interest at 10% per year. No payments of the principal amount or interest are due prior to the maturity date other than as specifically set forth in the Rui Wu Note, and the Company may prepay all or any portion of the principal amount and any accrued and unpaid interest at any time without penalty.

The Rui Wu Note (and the principal amount and any accrued and unpaid interest) is convertible into shares of Company Common Stock at any time following August 26, 2021 until the note is repaid. The conversion price per share of Common Stock shall initially mean the lesser of (i) $1.00 or (ii) 75% of the lowest daily volume weighted average price of the Common Stock during the twenty (20) Trading Days (as defined in the Rui Wu Note) immediately preceding the date of the respective conversion. The conversion price is subject to customary adjustments for any stock splits, etc. which occur following the determination of the conversion price.

If an event of default has occurred and is continuing, Rui Wu may declare all or any portion of the then-outstanding principal amount of the Rui Wu Note, together with all accrued and unpaid interest thereon, due and payable, and the Rui Wu Note shall thereupon become immediately due and payable in cash and Rui Wu will also have the right to pursue any other remedies that Rui Wu may have under applicable law. In the event that any amount due under the Rui Wu Note is not paid as and when due, such amounts shall accrue interest at the rate of 18% per year, simple interest, non-compounding, until paid.

Since the conversion price is based on the lesser of (i) $1.00 or (ii) 75% of the VWAP during the 20-trading day period immediately prior to the option conversion date, the Company has determined that the conversion feature is considered a derivative liability for the Company, which is detailed in Note 10.

The $50,000 original issue discounts, the fair value of 125,000 warrants issued, and the conversion features were recorded as debt discounts and amortized over the term of the note. Therefore, the total debt discount at the inception date of this convertible promissory note were recorded at $550,000. For the excess amount of derivative liability, the Company recorded accretion expense of $514,850   at the inception date of this note.

The balance as of September 30, 2021 and December 31, 2020 were $550,000 and $0, respectively.

Equity Purchase Agreement and Registration Rights Agreement

On November 2, 2021, Clubhouse Media Group, Inc (the “Company”) entered into an Equity Purchase Agreement (the “Agreement”) and Registration Rights Agreement (the “Registration Rights Agreement”) with Peak One Opportunity Fund, L.P., a Delaware limited Partnership (“Investor”), dated as of October 29, 2021, pursuant to which the Company shall have the right, but not the obligation, to direct Investor, to purchase up to $15,000,000.00 (the “Maximum Commitment Amount”) in shares of the Company’s common stock, par value $0.001 per share (“Common Stock”) in multiple tranches. Further, under the Agreement and subject to the Maximum Commitment Amount, the Company has the right, but not the obligation, to submit a Put Notice (as defined in the Agreement) from time to time to Investor (i) in a minimum amount not less than $20,000.00 and (ii) in a maximum amount up to the lesser of (a) $400,000.00 or (b) 250% of the Average Daily Trading Value (as defined in the Agreement).

In exchange for Investor entering into the Agreement, the Company agreed, among other things, to (A) issue Investor and Peak One Investments, LLC, an aggregate of 70,000 shares of Common Stock (the “the Commitment Shares”), and (B) file a registration statement registering the Common Stock issued as Commitment Shares or issuable to Investor under the Agreement for resale (the “Registration Statement”) with the Securities and Exchange Commission within 60 calendar days of the Agreement, as more specifically set forth in the Registration Rights Agreement.

The obligation of Investor to purchase the Company’s Common Stock shall begin on the date of the Agreement, and ending on the earlier of (i) the date on which Investor shall have purchased Common Stock pursuant to this Agreement equal to the Maximum Commitment Amount, (ii) twenty four (24) months after the date of the Agreement, (iii) written notice of termination by the Company to Investor (which shall not occur during any Valuation Period or at any time that Investor holds any of the Put Shares), (iv) the Registration Statement is no longer effective after the initial effective date of the Registration Statement, or (v) the date that the Company commences a voluntary case or any person commences a proceeding against the Company, a custodian is appointed for the Company or for all or substantially all of its property or the Company makes a general assignment for the benefit of its creditors (the “Commitment Period”).

During the Commitment Period, the purchase price to be paid by Investor for the Common Stock under the Agreement shall be 95% of the Market Price, which is defined as the lesser of the (i) closing bid price of the Common Stock on the trading day immediately preceding the respective Put Date (as defined in the Agreement), or (ii) lowest closing bid price of the Common Stock during the Valuation Period (as defined in the Agreement), in each case as reported by Bloomberg Finance L.P or other reputable source designated by Investor.

The Agreement and the Registration Rights Agreement contain customary representations, warranties, agreements and conditions to completing future sale transactions, indemnification rights and obligations of the parties. Among other things, Investor represented to the Company, that it is an “accredited investor” (as such term is defined in Rule 501(a) of Regulation D under the Securities Act of 1933, as amended (the “Securities Act”)), and the Company sold the securities in reliance upon an exemption from registration contained in Section 4(a)(2) of the Securities Act and Regulation D promulgated thereunder.

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

As described under “Recently Adopted Accounting Pronouncements,” below, the primary impact of adopting ASC 842 for the Company was the recognition in the consolidated balance sheet of certain lease-related assets and liabilities for operating leases with terms longer than 12 months. The Company elected to use the short term exception and does not records assets/liabilities for short term leases as of September 30, 2021.

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

Based on the Company’s evaluations, revenue from Managed Services is reported on a gross basis because the Company has the primary obligation to fulfill the performance obligations and it creates, reviews and controls the services. The Company takes on the risk of payment to any third-party creators and it establishes the contract price directly with its customers based on the services requested in the statement of work. The contract liabilities as of September 30, 2021 and December 31, 2020 were $27,500   and $73,648, respectively.

Subscription-Based Revenue

The Company recognize subscription-based revenue through its social media website at Honeydrip.com, which allow customers to visit the creators personal page over the contract period without taking possession of the products or deliverables, are provided on either a subscription or consumption basis. Revenue provided on a subscription basis is recognized ratably over the contract period and revenue provided on a consumption basis is recognized when the subscriber paid and received their access to the content.

Software Development Costs

We apply ASC 350-40, Intangibles—Goodwill and Other—Internal Use Software, in review of certain system projects. These system projects generally relate to software we do not intend to sell or otherwise market. In addition, we apply this guidance to our review of development projects related to software used exclusively for our SaaS subscription offerings. In these reviews, all costs incurred during the preliminary project stages are expensed as incurred. Once the projects have been committed to and it is probable that the projects will meet functional requirements, costs are capitalized. These capitalized software costs are amortized on a project-by-project basis over the expected economic life of the underlying product on a straight-line basis, which is typically two to three years. Amortization commences when the software is available for its intended use. Amounts capitalized related to development of internal use software are included in property and equipment, net, on our Consolidated Balance sheets and related depreciation is recorded as a component of amortization of intangible assets and depreciation in our consolidated statements of operations. During the nine months ended September 30, 2021, we capitalized approximately $268,916, related to internal use software and recorded $0 in related amortization expense. Unamortized costs of capitalized internal use software totaled $ 346, 804 and $0 as of September 30, 2021 and December 31, 2020, respectively.

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

Recoverability of long-lived assets to be held and used is measured by comparing the carrying amount of an asset to the estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated undiscounted future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the assets. Fair value is generally determined using the asset’s expected future discounted cash flows or market value, if readily determinable. Based on its review, the Company believes that, as of September 30, 2021, there was no impairment loss of its long-lived assets.

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

The Company has not completed a full fiscal year, post-recapitalization and has not filed an income tax return and incurred net operating losses from inception to September 30, 2021. The net operating losses that has future benefits will be recorded as deferred tax assets, but net with 100% valuation allowance until the Company expected to realize this deferred tax assets in the future.

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

The Company used Level 3 inputs for its valuation methodology for the derivative liabilities for conversion feature of the convertible notes in determining the fair value using the weighted-average Binomial option pricing model with the following assumption inputs.   The fair value of derivative liability as of September 30, 2021 and December 31, 2020 were $1,082,106 and $304,490, respectively.

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

Related Parties

The Company follows subtopic 850-10 of the FASB ASC for the identification of related parties and disclosure of related party transactions. Pursuant to Section 850-10-20 related parties include:

a.	affiliates of the Company;
b.	entities for which investments in their equity securities would be required, absent the election of the FV option under the FV Option Subsection of Section 825-10-15, to be accounted for by the equity method by the investing entity;
c.	trusts for the benefit of employees, such as pension and profit-sharing trusts that are managed by or under the trusteeship of management;
d.	principal owners of the Company;
e.	management of the Company;
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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Disclosure controls are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Exchange Act, such as this quarterly report, is recorded, processed, summarized, and reported within the time period specified in the SEC’s rules and forms. Disclosure controls and procedures are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including the chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure. Our management evaluated, with the participation of our current chief executive officer and chief financial officer (our “Certifying Officers”), the effectiveness of our disclosure controls and procedures as of September 30, 2021, pursuant to Rule 13a-15(b) under the Exchange Act. Based upon that evaluation, our Certifying Officers concluded that, as of September 30, 2021, our disclosure controls and procedures were not effective. The ineffectiveness of our disclosure controls and procedures was due to the existence of material weaknesses identified in our internal control over financial reporting.

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

For the three months ended June 30, 2021, the Company issued warrants at fair value of $15,797 to a non-employee as compensation.

For the three months ended September 30, 2021, the Company issued 509,417 shares to consultants and directors at fair value of $1,573,495.

For the three months ended September 30, 2021, the Company issued 29,920 shares to settle an accounts payable balance of $84,962.

For the three months ended September 30, 2021, the Company issued 257,630 shares with net proceeds of $845,290 in connection with the initial closing of this Regulation A offering.

For the three months ended September 30, 2021, the Company issued 85,000 shares as debt issuance costs for convertible notes payable at fair value of $254,541.

For the three months ended September 30, 2021, the Company issued 357,370 shares for conversion of convertible debt of $1,300,530.

The above issuances were made pursuant to an exemption from registration as set forth in 506 of Regulation D and Section 4(a)(2) of the Securities Act.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

Copies of the following documents are included as exhibits to this report pursuant to Item 601 of Regulation S-K.

Exhibit No.	Document
10.1	Joint Services Agreement dated as of July 12, 2021 by and among the registrant, FinTekk AP, LLC, and Rick Ware Racing, LLC (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on July 16, 2021).
10.2	Note Purchase Agreement between the Company and Rui Wu, entered into on August 27, 2021 with an effective date of August 26, 2021 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on September 2, 2021).
10.3	Secured Convertible Promissory Note between the Company and Rui Wu, issued on August 27, 2021 with an effective issue date of August 26, 2021 (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the Commission on September 2, 2021).
10.4	Common Stock Purchase Warrant between the Company and Rui Wu, issued on August 27, 2021 with an effective issue date of August 26, 2021 (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the Commission on September 2, 2021).
10.5	Security Agreement between the Company and Rui Wu, entered into on August 27, 2021 with an effective date of August 26, 2021 (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed with the Commission on September 2, 2021).
10.6	Note Purchase Agreement between the Company and Chris Etherington, entered into on August 27, 2021 with an effective date of August 26, 2021 (incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed with the Commission on September 2, 2021).
10.7	Secured Convertible Promissory Note between the Company and Chris Etherington, issued on August 27, 2021 with an effective issue date of August 26, 2021 (incorporated by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K filed with the Commission on September 2, 2021).
10.8	Common Stock Purchase Warrant between the Company and Chris Etherington, issued on August 27, 2021 with an effective issue date of August 26, 2021 (incorporated by reference to Exhibit 10.7 to the Company’s Current Report on Form 8-K filed with the Commission on September 2, 2021).
10.9	Security Agreement between the Company and Chris Etherington, entered into on August 27, 2021 with an effective date of August 26, 2021 (incorporated by reference to Exhibit 10.8 to the Company’s Current Report on Form 8-K filed with the Commission on September 2, 2021).
31.1*	Certification of the principal executive officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of the principal financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH*	Inline XBRL Taxonomy Extension Schema
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase
104	Cover Page Interactive Data File—the cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

* Filed herewith.

** Furnished herewith.

SIGNATURES

Pursuant to the requirements of the securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CLUBHOUSE MEDIA GROUP, INC.

Date: November 12, 2021	By:	/s/ Amir Ben-Yohanan
	Name:	Amir Ben-Yohanan
	Title:	Chief Executive Officer
(principal executive officer)

Date: November 12, 2021	By:	Dmitry Kaplun
	Name:	Dmitry Kaplun
	Title:	Chief Financial Officer
(principal financial officer and principal accounting officer)

