Form 10-K
period 2021-12-31
Clubhouse Media Group, Inc.
filed 2022-03-29
CIK 1389518

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2021

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

N/A
(Title of class)

N/A
(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒

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

The aggregate market value of the registrant’s common stock outstanding, other than shares held by persons who may be deemed affiliates of the registrant, computed by reference to the closing sales price for the registrant’s common stock on June 30, 2021 (the last business day of the registrant’s most recently completed second fiscal quarter), as reported on the OTC Markets Group, Inc., was approximately $119,236,602.

As of March 29, 2022, there were 116,553,686 shares of common stock, par value $0.001 per share, of the registrant issued and outstanding.

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

The forward-looking statements contained in this annual report are based on our current expectations and beliefs concerning future developments and their potential effects on us. There can be no assurance that future developments affecting us will be those that we have anticipated. These forward-looking statements involve a number of risks, uncertainties (some of which are beyond our control) or other assumptions that may cause actual results or performance to be materially different from those expressed or implied by these forward-looking statements. These risks and uncertainties include, but are not limited to, the following risks, uncertainties and other factors:

●	the implementation of our strategic plans for our business;
●	our financial performance;
●	fluctuations in the number of influencers that we contract with and their number of social media followers;
●	developments relating to our competitors and our industry, including the impact of government regulation;
●	estimates of our expenses, future revenues, capital requirements and our needs for additional financing; and
●	other risks and uncertainties, including those listed under the captions “Business,” “Risk Factors,” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

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

PART I

ITEM 1. BUSINESS

In this Annual Report on Form 10-K, unless the context indicates otherwise, “Clubhouse Media,” the “Company,” “we,” “our,” “ours” or “us” refer to Clubhouse Media Group, Inc., a Nevada corporation, and its subsidiaries, including West of Hudson Group, Inc., a Delaware corporation, and its subsidiaries.

Business Overview

We are an influencer-based social media firm and digital talent management agency. Our Company offers management, production and deal-making services to our handpicked influencers, a management division for individual influencer clients, and an investment arm for joint ventures and acquisitions for companies in the social media influencer space. Our management team consists of successful entrepreneurs with financial, legal, marketing, and digital content creation expertise.

Through our subsidiary, West of Hudson Group, Inc. (“WOHG”), we currently generate revenues primarily from (i) through Doiyen, LLC (“Doiyen”), a 100% wholly owned subsidiary of WOHG, talent management of social media influencers; (ii) through WOH Brands, LLC (“WOH Brands”), a 100% wholly owned subsidiary of WOHG, which operates Honeydrip.com, a new digital platform with a focus on the empowerment of creators. The site allows creators to connect with fans and sell exclusive photo and video content; (iii) through Digital Influence Inc. (doing business as Magiclytics), a 100% wholly owned subsidiary of WOHG (“Magiclytics”), providing predictive analytics for content creation brand deals; and (iv) for paid promotion by companies looking to utilize such social media influencers to promote their products or services. We solicit companies for potential marketing collaborations and cultivated content creation, work with the influencers and the marketing entity to negotiate and formalize a brand deal and then execute the deal and receive a certain percentage from the deal. In addition to the in-house brand deals, we generate income by providing talent management and brand partnership deals to external influencers.

WOHG is the 100% owner and sole member and manager of each of these entities pursuant to each of the limited liability company agreements and bylaws, where applicable, that govern these entities, and has complete and exclusive discretion in the management and control of the affairs and business of WOH Brands, Doiyen, and Magiclytics possesses all powers necessary to carry out the purposes and business of these entities. WOHG is entitled to the receipt of all income (and/or losses) that these entities generate.

In addition to the above, WOHG is the 100% owner of two other limited liability companies – Clubhouse Studios, LLC, which holds most of our intellectual property, and DAK Brands, LLC, each incorporated in the State of Delaware on May 13, 2020. However, each of these entities has minimal or no operations, and is not intended to have any material operations in the near future.

For the fiscal year ended December 31, 2021, Clubhouse Media generated revenues of $4,253,765 and reported a net loss of $22,245,656 and negative cash flow from operating activities of $7,970,357. As noted in the consolidated financial statements of Clubhouse Media, as of December 31, 2021, Clubhouse Media had an accumulated deficit of $24,904,074.   There is substantial doubt regarding the ability of Clubhouse Media to continue as a going concern as a result of its historical recurring losses and negative cash flows from operations as well as its dependence on private equity and financings. See “Risk Factors—Clubhouse Media has a history of operating losses and its management has concluded that factors raise substantial doubt about its ability to continue as a going concern and the auditor of Clubhouse Media has included explanatory paragraphs relating to its ability to continue as a going concern in its audit report for the twelve months ended December 31, 2021.”

Principal Products and Services

Our current principal products and services are comprised of (i) our talent management services and (ii) our brand development and content creation and (iii) Honeydrip.com.

“The Clubhouse” Online Presence

“The Clubhouse” network previously consisted of physical locations. In 2021, we determined to focus exclusively on our talent management services and our brand development and content creation. Accordingly, we closed our physical Clubhouses in 2021. There are numerous “Clubhouse” accounts owned by The Clubhouse, with a following across Instagram, Snapchat, YouTube, and TikTok. These accounts are directly held by us (as opposed to the Clubhouse team of influencers) and therefore we have direct access to the followers of these accounts, which we consider to be our followers.

Talent Management and Digital Agency Services

Doiyen, our indirectly wholly owned subsidiary, is a talent management company and digital agency for social media influencers and generates revenues based on the earnings of its influencer-clients (or “Creators”) by receiving a percentage of the earnings of its Creators. Certain influencers enter into an Exclusive Management Agreement (each, a “Management Agreement”). Through Doiyen, we seek to represent some of the world’s top talent in the world of social media. We plan to hire experienced talent and management agents as well as build our support and administrative resources seeking to expand operations. Our influencers include entertainers, content creators, and style icons.

We are dedicated to helping Doiyen’s influencer-clients build their brands, maintain creative control of their destinies, and diversify and grow their businesses through “The Clubhouse,” providing them opportunities to increase their monetization potential and amplify their reach.

Paid Promotion

Doiyen and its Creators (both contracted and third party) primarily generate revenue from companies paying for promotion for their brands, products, and/or services.

The primary type of arrangement through which we will receive revenues from these activities through Doiyen is:

(i)	As a talent management company and digital agency, Doiyen generates revenues based on the earnings of its influencer-clients Creators by receiving a percentage of the earnings of its Creators. Creators are often sought after directly by companies for specific branding and/or promotional opportunities. In these situations, the client-company would contract with the Creator directly, and such services provided by the Creator would fall under the Management Agreement, and Doiyen would receive a percentage of the earnings of the Creator for such services as described above.

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

Brand Development and Content Creation

Through WOH Brands, a 100% wholly owned subsidiary of WOHG, we engage and also plan to engage in a number of activities with respect to brand development and incubation, content creation, and technology development, as follows:

●	Content Creation: original long and short form content creation for streaming services or other platforms involved in content distribution;

●	Brand Development and Product Sales: acquiring or creating in-house brands and selling products in various categories, including apparel, beauty, and other lifestyle brands; and

●	Technology: Through Magiclytics, we provide predictive analytics for content creation brand deals. In September 2021, the Company launched its subscription-based site HoneyDrip.com, a new digital platform designed and owned by Clubhouse Media Group with a focus on the empowerment of creators. The site allows creators to connect with fans and sell exclusive photo and video content

Brand Development

On May 19, 2020, WOH Brands began to engage in brand development, with a focus on creating apparel, beauty, and other lifestyle brands with quality product offerings. Through WOH Brands, our indirectly wholly-owned subsidiary, we intend to acquire, enter into joint ventures or launch best-in-class brands with an objective of innovation and product uniqueness, derived from demographic data, market research, and omni-channel experiences.

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

As of the date of this Prospectus, WOH Brands has only sold a minimal amount of products, and has only generated minimal revenues.

Content Creation

WOH Brands acts as an internal studio for us, with the ability to develop ideas for, produce, and film content.

Magiclytics provides predictive analytics for content creation brand deals.

As of the date of this Annual Report on Form 10-K, WOH Brands’ activities in this area have been limited to assisting in the production of paid-promotional content for companies that have engaged Doiyen or Doiyen’s Creators for brand and product promotion, as well as content-creation for Clubhouse, for which WOH Brands does not receive compensation. WOH Brands’ activities in this capacity include filming, photography, and graphic design.

Planned Operations

●	Brand Development. As stated above, WOH Brands intends to acquire, enter into joint ventures with, or create new brands in apparel, beauty, and other lifestyle categories in the future. We believe that we are in a unique position to gather data intelligence from our dealings with paid brand deals. While companies pay Doiyen and our influencers to promote their products or services, we gain firsthand insight into what type of brands (and their corresponding products and services) resonate with our demographic. We believe that this information better positions WOH Brands in deciding what type of product or service to acquire or build. WOH Brands will not provide its brand development services to third parties outside of the Clubhouse Media-family of companies, but may engage in joint ventures with third parties.

●	Content Creation. In the future, WOH Brands intends to create entertainment content for streaming services and other platforms in the entertainment and/or social media space. WOH Brands expects it could receive ad revenues, revenues for licensing, and/or revenues for sales of content to purchasers in this space.

●	Technology Development / Software. WOH Brands also intends to continue to develop its Magiclytics software, which provides predictive ROI on influencer campaigns.

●	Subscription Services. In September 2021, the Company launched its subscription-based site HoneyDrip.com, a new digital platform designed and owned by Clubhouse Media Group with a focus on the empowerment of creators. The site allows creators to connect with fans and sell exclusive photo and video content. We plan to continue to expand the number of users and creators on the site.

INDUSTRY OVERVIEW

Social Media and Influencer Marketing and Promotion

Around the world, marketing is a key strategy for brands to obtain exposure, achieve better recall, communicate themes and drive increased consumer engagement. Globally, in 2018, there was an estimated spend of $66 billion on sponsorships, up from $43 billion in 2008, according to Statista 2019-Worldwide; IEG; 2007 to 2017. As for the overall advertising landscape, Zenith estimated that global advertising spending will reach $705 billion in 2021, up from $634 billion in 2019, and will rise to $873 billion by 2024.

Advertising has shifted significantly towards social media over the last few years, and social media influencers who are the primary form of advertisement distribution is highly disorganized. We believe that one of the most important aspects of building a company or launching a product is social media marketing. According to Sprout Social, as of January 2022, there are 3.96 billion total social media users across all platforms. This makes social media marketing a great tool for any company.

According to a Business Insider Intelligence report titled “Influencer Marketing: State of the social media influencer market in 2021” originally published in December 2019 and updated February 2021, influencer marketing spending has grown significantly since 2015 and is expected to reach $13.8 billion annually by 2021. According to the same source, currently 78% of companies spend over 10% of their marketing budget on influencer marketing and 11% of companies allocate more than 40% of their marketing budget on influencer marketing and the percentage is expected to grow as more companies become comfortable with the channel. Also according to the same source, companies surveyed about influencer marketing noted that content quality, aligned target audience demographic and engagement rate were the three most important determinants in choosing influencer partners and that the two most important goals for influencer marketing based on survey responses were increasing brand awareness and reaching new audiences in order to expand their existing customer base. Furthermore, according to Influencer Marketing Hub, the influencer marketing spend is projected to reach $16.4 billion in 2022.

We intend to capitalize on this growing social media and influencer based advertising spending, utilizing our Clubhouse influencers to attract advertisers directly, as well as generating business for Creators, for which we will receive compensation pursuant to our Management Agreements.

Competition

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

For our platform Honeydrip.com, we directly compete with OnlyFans, an industry leader. HoneyDrip differentiates itself from OnlyFans by being an Invite only site, our site is female empowering, and we offer an inhouse account management services for creators.

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

Customers

Our customers include our influencer-clients, or Creators (through Doiyen), companies that contract directly with us (through Doiyen) for paid promotion, and the consumers that purchase our products (through WOH Brands).

Doiyen and its Creators have already worked with a number of notable brands, including, but not limited to, Fashion Nova, Spotify, McDonalds, Amazon, and Boohoo.

Sales and Marketing

We generally attract clients through our social media presence across various platforms, including YouTube, Instagram, and TikTok.

As a respected name in the social media influencer industry, we are often approached by influencers who want us to represent them (through DoiyenWe also scout for up-and-coming talented influencers on various social media platforms, who we then attempt to engage as clients.

For paid promotion, we generally receive inbound inquiries for promotional opportunities from companies looking to promote their brands or products. Doiyen also has a sales team to reach out to specific brands that we believe fits a specific influencer’s style, which is another way we generate business.

All products that we sell are marketed through our Clubhouse team of influencers, who provide promotion and marketing social media posts on our behalf.

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

The Company filed a trademark application on April 15, 2020, with the United States Patent and Trademark Office (“USPTO”) under Application Serial No. 90649015 for the mark “Clubhouse Media Group.” The application can be found at https://tmsearch.uspto.gov/bin/showfield?f=doc&state=4807:hxdnrn.3.1 and is identified with this image:

Overview of the Business of West of Hudson Group, Inc.

WOHG, our directly wholly owned subsidiary, was incorporated on May 19, 2020 under the laws of the State of Delaware. WOHG is primarily a holding company, and operates various aspects of its business through its operating subsidiaries of which WOHG is the 100% owner and sole member, and which are as follows:

1.	Doiyen—a talent management company that provides representation to Clubhouse influencers, as further described below.

2.	WOH Brands—a content-creation studio, social media marketing company, technology developer, and brand incubator, as further described below. It owns and operates HoneyDrip.com, a new digital platform designed and owned by Clubhouse Media Group with a focus on the empowerment of creators. The site allows creators to connect with fans and sell exclusive photo and video content

3.	Magiclytics—a company that provides predictive analytics for content creation brand deals.

Doiyen, formerly named WHP Management, LLC, and before that named WHP Entertainment LLC, is a California limited liability company formed on January 2, 2020. Doiyen was acquired by WOHG on July 9, 2020 pursuant to an exchange agreement between WOHG and Doiyen, pursuant to which WOHG acquired 100% of the membership interests of Doiyen in exchange for 100 shares of common stock of WOHG. As described above, Doiyen is a talent management company for social media influencers, and seeks to represent some of the world’s top talent in the world of social media. Doiyen is the entity with which our influencers contract.

WOH Brands is a Delaware limited liability company formed on May 19, 2020 by WOHG. As described above, WOH Brands engages and also plans to engage in a number of activities, with respect to brand development and incubation, content creation, and technology development.

Magiclytics is a Wyoming corporation formed on July 2, 2018. The Company acquired a 100% interest in Magiclytics on February 3, 2021. As described above, Magiclytics provides predictive analytics for content creation brand deals.

WOHG is the 100% owner and sole member and manager of each of these entities pursuant to each of the limited liability company agreements and bylaws, where applicable, that govern these entities, and has complete and exclusive discretion in the management and control of the affairs and business of WOH Brands, Doiyen, and Magiclytics possesses all powers necessary to carry out the purposes and business of these entities. WOHG is entitled to the receipt of all income (and/or losses) that these entities generate.

In addition to the above, WOHG is the 100% owner of two other limited liability companies – Clubhouse Studios, LLC, which holds most of our intellectual property, and DAK Brands, LLC, each incorporated in the State of Delaware on May 13, 2020. However, each of these entities has minimal or no operations as of the date of this Prospectus and are not intended to have any material operations in the near future.

Organizational Structure

The following diagram reflects our organization structure:

Effects of Coronavirus on the Company

Due to the digital/remote nature of our business, we believe that the effects of Coronavirus on the company are limited.

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

Recent Developments of West of Hudson Group, Inc.

On August 3, 2020, on behalf of WOHG, Amir Ben-Yohanan, our Chief Executive Officer, entered into a lease agreement for a term ending July 31, 2021 for $50,000 a month (for the property currently being used for the Dobre Brothers House – Beverly Hills location.) The Company terminated its lease agreement for the Dobre Brothers House effective September 1, 2021. At the time of the termination of this lease, the Company had a month-to-month tenancy at this location, as contemplated under the lease after the expiration of the initial term of the lease on July 31, 2021. This lease was terminated in the 4th quarter of 2021.

On September 4, 2020, on behalf of WOHG, Mr. Ben-Yohanan, our Chief Executive Officer, entered into a one-year lease agreement for $40,000 a month for the “Weheartfans House – Bel-Air” Clubhouse. Neither Amir Ben-Yohanan nor WOHG renewed the lease upon its expiration.

On September 6, 2020, WOHG entered into an agreement to rent the property for Clubhouse Europe until November 5, 2020, for 4,000 euros per month and to be extended month to month thereafter. This lease was terminated in the 4th quarter of 2021.

On August 18, 2020, on behalf of the Company, Amir Ben-Yohanan, our Chief Executive Officer, entered into a one-year lease agreement for a term commencing on February 1, 2021 and ending January 31, 2022 for $12,500 a month (for the property currently being used for the Society Las Vegas – Las Vegas location). As of July 31, 2021, the Company and the landlord mutually agreed to terminate the lease without penalty.

On March 4, 2021, the Company entered into a three-month lease agreement for a term ending June 15, 2021 for $34,000.00 per month (for the property currently being used for the Just a House – Los Angeles location.) This lease was not renewed.

As of December 31, 2021, Mr. Ben-Yohanan, our Chief Executive Officer has advanced $2,269,864 to WOHG to pay WOHG’s operating expenses.

Name Change

On November 2, 2020, the Company filed a Certificate of Amendment with the Secretary of State of Nevada in order to amend its Articles of Incorporation to change the Company’s name from “Tongji Healthcare Group, Inc.” to “Clubhouse Media Group, Inc.”

On January 20, 2021, Financial Industry Regulatory Authority (“FINRA”) approved our name change from “Tongji Healthcare Group, Inc.” to “Clubhouse Media Group, Inc.” and approved the change the symbol of our common stock from “TONJ” to “CMGR.”

Share Exchange Agreement - Magiclytics

On February 3, 2021, the Company entered into an Amended and Restated Share Exchange Agreement (the “A&R Share Exchange Agreement”) by and between the Company, Magiclytics, each of the shareholders of Magiclytics (the “Magiclytics Shareholders”) and Christian Young, as the representative of the Magiclytics Shareholders (the “Shareholders’ Representative”). Christian Young is the President, Secretary, and a Director of the Company, and is also an officer, director, and significant shareholder of Magiclytics.

The A&R Share Exchange Agreement amended and restated in its entirety the previous Share Exchange Agreement between the same parties, which was executed on December 3, 2020  . The A&R Share Exchange Agreement replaces the Share Exchange Agreement in its entirety.

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

The number of shares of the Company common stock issued at the Magiclytics Closing was based on the fair market value of the Company common stock as initially agreed to by the parties, which is $4.76 per share (the “Base Value”). The fair market value was determined based on the volume weighted average closing price of the Company common stock for the twenty (20) trading day period immediately prior to the Magiclytics,. In the event that the initial public offering price per share of the Company common stock in this offering pursuant to Regulation A is less than the Base Value, then within three (3) business days of the qualification by the Securities and Exchange Commission (the “SEC”) of the Offering Statement forming part of this Prospectus, the Company will issue to the Magiclytics Shareholders a number of additional shares of Company common stock equal to:

1.	$3,500,000 divided by the initial public offering price per share of the Company common stock in this offering pursuant to Regulation A, minus
2.	734,689.

The resulting number of shares of the Company common stock pursuant to the above calculation will be referred to as the “Additional Shares”, and such Additional Shares will also be issued to the Magiclytics Shareholders pro rata based on their respective ownership of Magiclytics Shares. The Company issued additional 140,311 shares in November 2021 based on the offering price of $4 in the Regulation A offering.

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

Management Agreement—Alden Reiman Agency

Effective August 20, 2021, the Company entered into an exclusive management agreement with Alden Reiman, an influencer-based marketing and media firm with a vast, global social media reach, announces that Alden Reiman has joined Clubhouse Media as a consultant. In this role, Reiman will, on an exclusive basis, use his best efforts to obtain brand and sponsorship deals for Clubhouse Media, talent and third-party clients.

Management Agreement—TheTinderBlog

Effective June 10, 2021, the Company entered into an exclusive management agreement pursuant to which it will manage, invest in and help grown “TheTinderBlog” (Instagram.com/thetinderblog), a large and highly successful Instagram meme account. TheTinderBlog is an official partner of Facebook. TheTinderBlog boasts over 4.2 million followers acquired over its six-year existence, as well as a seven-figure annual net income built on nearly one billion web impressions per month. TheTinderBlog has also attracted major advertisers, including McDonald’s, Amazon Prime, Dunkin Donuts, Samsung, among others. This management agreement was terminated in the 4th quarter of 2021.

Clubhouse Creator Affiliate Program

In June 2021, we launched the Clubhouse Creator Affiliate Program. Through this program, we invite young social media creators from all over the world to join the Clubhouse network, promote the Clubhouse brand and grow their social media network with us. To date, over 18 creators with a total reach of well over 100 million followers have signed up and partnered with us and we expect many more to do the same. These creators will serve as Clubhouse ambassadors worldwide.

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

Since the conversion price is based on 50% of the VWAP during the 20-trading day period immediately prior to the option conversion date, the Company has determined that the conversion feature is considered a derivative liability for the Company, which is detailed in Note 12.

The balance of the Hoey Note as of December 31, 2021 and 2020 was $0 and $0, respectively.

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

Since the conversion price is based on 30% of the VWAP during the 20-trading day period immediately prior to the option conversion date, the Company has determined that the conversion feature is considered a derivative liability for the Company, which is detailed in Note 12.

The balance of the Niu Note as of December 31, 2021 and 2020 was $50,000 and $50,000, respectively.

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

Since the conversion price is based on 50% of the VWAP during the 20-trading day period immediately prior to the option conversion date, the Company has determined that the conversion feature is considered a derivative liability for the Company, which is detailed in Note 12.

The balance of the Galen Note as of December 31, 2021 and 2020 was $30,000 and $30,000, respectively.

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

Since the conversion price is based on 50% of the VWAP during the 20-trading day period immediately prior to the option conversion date, the Company has determined that the conversion feature is considered a derivative liability for the Company, which is detailed in Note 12.

The balance of the Huynh Note as of December 31, 2021 and 2020 was $0 and $50,000, respectively.

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

Since the conversion price is based on 50% of the VWAP during the 20-trading day period immediately prior to the option conversion date, the Company has determined that the conversion feature is considered a derivative liability for the Company, which is detailed in Note 12.

The balance of the Wong Note as of December 31, 2021 and 2020 was $0 and $25,000, respectively.

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

Since the conversion price is based on 70% of the VWAP during the 20-trading day period immediately prior to the option conversion date, the Company has determined that the conversion feature is considered a derivative liability for the Company, which is detailed in Note 12.

The balance of the Singer Note as of December 31, 2021 and 2020 was $0 and $0, respectively.

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

The $25,000 original issue discount, the fair value of 50,000 shares issued, and the beneficial conversion features were recorded as debt discounts and amortized over the term of the note. Therefore, the total debt discounts at the inception date of this convertible promissory note were $217,024.

The balance of the ProActive Capital Note as of December 31, 2021 and 2020 was $250,000 and $0, respectively.

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

The entire principal balance and interest were converted in the quarter ended June 30, 2021. The balance of the GS Capital #1 as of December 31, 2021 and December 31, 2020 was $0 and $0, respectively.   The Company signed the restructuring agreement below to return the shares for the new GS note #1, as if the initial conversion had not occurred.

Convertible Promissory Note – New GS Note #1

On November 26, 2021, the Company entered into an Amendment and Restructuring Agreement (the “Restructuring Agreement”) with GS Capital Partners, LLC to replacement GS Capital #1 as disclosed above. GS Capital sold to the Company, and the Company redeemed from GS Capital, the 107,301 Converted Shares, and in exchange therefor, the Company issued to GS Capital a new convertible promissory note in the aggregate principal amount of $300,445 (the “New GS Note #1”).

The New GS Note #1 has a maturity date of May 31, 2022 and bears interest at 10% per year. No payments of the principal amount or interest are due prior to the Maturity Date, other than as specifically set forth in the Note, and there is no prepayment penalty.

The New GS Note #1 provides GS Capital with conversion rights to convert all or any part of the outstanding and unpaid principal amount of the New Note from time to time into fully paid and non-assessable shares of the Company’s common stock, at a conversion price of $1.00, subject to adjustment as provided in the New Note and subject to a 9.99% equity blocker.

The New GS Note #1 contains customary events of default, including, but not limited to, failure to pay principal or interest on the New Note when due. If an event of default occurs and continues uncured, GS Capital may declare all or any portion of the then outstanding principal amount of the New Note, together with all accrued and unpaid interest thereon, due and payable, and the New Note will thereupon become immediately due and payable.

The balance of the New GS Note #1 as of December 31, 2021 and 2020 was $300,445 and $0, respectively.

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

The GS Capital Note (and the principal amount and any accrued and unpaid interest) is convertible into shares of the Company Common Stock at GS Capital’s election at any time following the time that the Securities and Exchange Commission (the “SEC”) qualifies the Company’s offering statement related to the Company’s planned offering of Company Common Stock pursuant to Regulation A (the “Regulation A Offering”) under the Securities Act of 1933, as amended (the “Securities Act”). At such time, the GS Capital Note (and the principal amount and any accrued and unpaid interest) will be convertible at a conversion price equal to 70% of the initial offering price of the Company Common Stock in the Regulation A Offering, subject to a customary beneficial ownership limitation of 9.99%, which may be waived by GS Capital on 61 days’ notice to the Company. The conversion price is subject to customary adjustments for any stock splits, etc. which occur following the determination of the conversion price.

The $57,778 original issue discounts, the fair value of 100,000 shares issued, and the beneficial conversion features were recorded as debt discounts and amortized over the term of the note. Therefore, the total debt discounts at the inception date of this convertible promissory note were $577,778.

GS Capital converted $96,484 and $3,515 accrued interest in the quarter ended June 30, 2021. The balance of the GS Capital #2 Note as of September 30, 2021 and December 31, 2020 was $481,294 and $0, respectively. The shares have not been issued as of September 30, 2021.

On November 26, 2021, the Company entered into an Amendment and Restructuring Agreement (the “Restructuring Agreement”) with GS Capital Partners, LLC to cancel the conversion exercised in the quarter ended June 30, 2021. The balance of the GS Capital #2 Note as of December 31, 2021 and 2020 was $577,778 and $0, respectively.

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

The GS Capital Note (and the principal amount and any accrued and unpaid interest) is convertible into shares of the Company Common Stock at GS Capital’s election at any time following the time that the SEC qualifies the Company’s offering statement related to the Company’s planned offering of Company Common Stock pursuant to Regulation A under the Securities Act. At such time, the GS Capital Note (and the principal amount and any accrued and unpaid interest) will be convertible at a conversion price equal to 70% of the initial offering price of the Company Common Stock in the Regulation A Offering, subject to a customary beneficial ownership limitation of 9.99%, which may be waived by GS Capital on 61 days’ notice to the Company. The conversion price is subject to customary adjustments for any stock splits, etc. which occur following the determination of the conversion price.

The $57,778 original issue discount, the fair value of 100,000 shares issued, and the beneficial conversion features were recorded as debt discounts and amortized over the term of the note. Therefore, the total debt discounts at the inception date of this convertible promissory note were $577,778.

The balance of the GS Capital #3 Note as of December 31, 2021 and 2020 was $577,778 and $0, respectively.

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

The GS Capital Note (and the principal amount and any accrued and unpaid interest) is convertible into shares of the Company Common Stock at GS Capital’s election at any time following the time that the SEC qualifies the Company’s offering statement related to the Company’s planned offering of Company Common Stock pursuant to Regulation A under the Securities Act. At such time, the GS Capital Note (and the principal amount and any accrued and unpaid interest) will be convertible at a conversion price equal to 70% of the initial offering price of the Company Common Stock in the Regulation A Offering, subject to a customary beneficial ownership limitation of 9.99%, which may be waived by GS Capital on 61 days’ notice to the Company. The conversion price is subject to customary adjustments for any stock splits, etc. which occur following the determination of the conversion price.

The $50,000 original issue discounts, the fair value of 45,000 shares issued, and the beneficial conversion features were recorded as debt discounts and amortized over the term of the note. Therefore, the total debt discount at the inception date of this convertible promissory note were recorded at $550,000.

The balance of the GS Capital Note #4 as of December 31, 2021 and 2020 were $550,000 and $0, respectively.

Convertible Promissory Note – GS Capital Partners #5

On April 29, 2021, the Company entered into a securities purchase agreement (the “Securities Purchase Agreement”) with GS Capital, pursuant to which, on same date, the Company issued a convertible promissory note to GS Capital in the aggregate principal amount of $550,000 for a purchase price of $500,000, reflecting a $50,000 original issue discount (the “GS Capital Note #5”) and, in connection therewith, sold to GS Capital 125,000 shares of the Company’s common stock, par value $0.001 per share (the “Company Common Stock”) at a purchase price of $125, representing a per share price of $0.001 per share. In addition, at the closing of this sale, the Company reimbursed GS Capital the sum of $5,000 for GS Capital’s costs in completing the transaction, which amount GS Capital withheld from the total purchase price paid to the Company.

The April 2021 GS Capital Note #5 has a maturity date of April 29, 2022 and bears interest at 10% per year. No payments of the principal amount or interest are due prior to the maturity date other than as specifically set forth in the GS Capital Note #5, and the Company may prepay all or any portion of the principal amount and any accrued and unpaid interest at any time without penalty.

The GS Capital Note #5 (and the principal amount and any accrued and unpaid interest) is convertible into shares of the Company’s common stock, par value $0.001 per share (the “Company Common Stock”) at GS Capital’s election at any time following the time that the SEC qualifies the Company’s offering statement related to the Company’s planned offering of Company Common Stock pursuant to Regulation A under the Securities Act. At such time, the GS Capital Note #5 (and the principal amount and any accrued and unpaid interest) will be convertible at a conversion price equal to 70% of the initial offering price of the Company Common Stock in the Regulation A Offering, subject to a customary beneficial ownership limitation of 9.99%, which may be waived by GS Capital on 61 days’ notice to the Company. The conversion price is subject to customary adjustments for any stock splits, etc. which occur following the determination of the conversion price.

The $50,000 original issue discounts, the fair value of 125,000 shares issued, and the beneficial conversion features were recorded as debt discounts and amortized over the term of the note. Therefore, the total debt discount at the inception date of this convertible promissory note were recorded at $550,000.

The balance of the GS Capital Note #5 as of December 31, 2021 and 2020   was $550,000 and $0, respectively.

Convertible Promissory Note – GS Capital Partners #6

On June 3, 2021, the Company entered into a securities purchase agreement (the “Securities Purchase Agreement”) with GS Capital, pursuant to which, on same date, the Company issued a convertible promissory note to GS Capital in the aggregate principal amount of $550,000 for a purchase price of $500,000, reflecting a $50,000 original issue discount (the “GS Capital Note #6”) and, in connection therewith, sold to GS Capital 85,000 shares of the Company’s common stock, par value $0.001 per share (the “Company Common Stock”) at a purchase price of $85, representing a per share price of $0.001 per share. In addition, at the closing of this sale, the Company reimbursed GS Capital the sum of $5,000 for GS Capital’s costs in completing the transaction, which amount GS Capital withheld from the total purchase price paid to the Company.

The GS Capital Note #6 has a maturity date of June 3, 2022 and bears interest at 10% per year. No payments of the principal amount or interest are due prior to the maturity date other than as specifically set forth in the GS Capital Note #6, and the Company may prepay all or any portion of the principal amount and any accrued and unpaid interest at any time without penalty.

The GS Capital Note #6 (and the principal amount and any accrued and unpaid interest) is convertible into shares of the Company’s common stock, par value $0.001 per share (the “Company Common Stock”) at GS Capital’s election at any time following the time that the SEC qualifies the Company’s offering statement related to the Company’s planned offering of Company Common Stock pursuant to Regulation A under the Securities Act. At such time, the GS Capital Note #6 (and the principal amount and any accrued and unpaid interest) will be convertible at a conversion price equal to 70% of the initial offering price of the Company Common Stock in the Regulation A Offering, subject to a customary beneficial ownership limitation of 9.99%, which may be waived by GS Capital on 61 days’ notice to the Company. The conversion price is subject to customary adjustments for any stock splits, etc. which occur following the determination of the conversion price.

The $50,000 original issue discounts, the fair value of 85,000 shares issued, and the beneficial conversion features were recorded as debt discounts and amortized over the term of the note. Therefore, the total debt discount at the inception date of this convertible promissory note were recorded at $550,000.

The balance of the GS Capital Note #6 as of December 31, 2021 and 2020 was $550,000 and $0, respectively.

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

The $440,000 original issue discount, the fair value of 220,000 shares issued, and the beneficial conversion features were recorded as debt discounts and amortized over the term of the note. Therefore, the total debt discounts at the inception date of this convertible promissory note were $1,540,000.

The balance of the Tiger Trout Note as of December 31, 2021 and December 31, 2020 was $1,590,000 and $0, respectively.

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

The Eagle Equities Note has a maturity date of April 13, 2022 and bears interest at 10% per year. No payments of the principal amount or interest are due prior to the maturity date other than upon the circumstances set forth in the Eagle Equities Note – specifically, if (i) the SEC qualifies the Company’s offering statement related to the Company’s planned offering of Company Common Stock pursuant to Regulation A under the Securities Act; and (ii) the Company receives $3,500,000 in net proceeds from such Regulation A Offering, then Company must repay the principal amount and any accrued and unpaid interest on the Eagle Equities Note within three (3) business days from the date of such occurrence. The Company may prepay all or any portion of the principal amount and any accrued and unpaid interest at any time without penalty.

The Eagle Equities Note (and the principal amount and any accrued and unpaid interest) is convertible into shares of the Company Common Stock at Eagle Equities’ election at any time following the time that the SEC qualifies the Company’s offering statement related to the Company’s planned offering of Company Common Stock pursuant to Regulation A under the Securities Act. At such time, the Eagle Equities Note (and the principal amount and any accrued and unpaid interest) will be convertible in restricted shares of Company Common Stock at a conversion price equal to 70% of the initial offering price of the Company Common Stock in the Regulation A Offering, subject to a customary beneficial ownership limitation of 9.99%, which may be waived by Eagle Equities on 61 days’ notice to the Company. The conversion price is subject to customary adjustments for any stock splits, etc. which occur following the determination of the conversion price. Alternatively, if the SEC has not qualified the Company’s offering statement related to the Company’s planned offering of Company Common Stock pursuant to Regulation A under the Securities Act by October 10, 2021, and Eagle Equities Note has not yet been fully repaid, then Eagle Equities will have the right to convert the Eagle Equities Note (and the principal amount and any accrued and unpaid interest) into restricted shares of Company Common Stock at a conversion price of $6.50 per share (subject to customary adjustments for any stock splits, etc., which occur following April 13, 2021).

The $100,000 original issue discounts, the fair value of 165,000 shares issued, and the beneficial conversion features were recorded as debt discounts and amortized over the term of the note. Therefore, the total debt discount at the inception date of this convertible promissory note were recorded at $1,100,000.

The balance of the Eagle Equities Note as of December 31, 2021 and 2020 was $1,100,000 and $0, respectively.

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

For the nine months ended September 30, 2021, the Company paid $455,000 cash to reduce the balance of the convertible promissory note from Labrys Fund, LP. The balance of the Labrys Note as of December 31, 2021 and 2020 was $545,000 and $0, respectively.

Convertible Promissory Note – Amir Ben-Yohanan

On February 2, 2021, the Company and Amir Ben-Yohanan, its Chief Executive Officer, entered into a promissory note in the total principal amount of $2,400,000 (the “Amir 2021 Note”) to replace the Amir 2020 note. The Amir 2021 Note memorializes a $2,400,000 loan that Mr. Ben-Yohanan previously advanced to the Company and its subsidiaries to fund their operations. The Amir 2021 Note bears simple interest at a rate of 8% per annum, and the Company may prepay all or any portion of the principal amount and any accrued and unpaid interest of the Amir 2021 Note at any time without penalty.

At the time of the qualification by the SEC, pursuant to Regulation A under the Securities Act, $1,000,000 of the Indebtedness shall, automatically and without any further action of the Company or the Holder, be converted into a number of restricted fully paid and non-assessable shares of shares of common stock, par value $0.001 per share, of the Company equal to (i) $1,000,000 divided by (ii) the price per share of the Common Stock as offered in the Prospectus.

As of June 11, 2021, the Company received notice of qualification by the SEC. Accordingly, the principal balance of $1,000,000 has been converted to common stock and recorded under shares to be issued until it is issued.

The balance as of December 31, 2021 and December 31, 2020 were $1,269,864 and $0, respectively. The final maturity date of the Amir 2021 Note is February 2, 2024.

Rui Wu – Note Purchase Agreement, Convertible Promissory Note, Warrant, and Security Agreement

On August 27, 2021, the Company entered into a note purchase agreement (the “Rui Wu Note Purchase Agreement”) with Rui Wu, an individual (“Rui Wu”), with an effective date of August 26, 2021, pursuant to which, on same date, the Company issued a convertible promissory note to Rui Wu in the aggregate principal amount of $550,000 for a purchase price of $500,000, reflecting a $50,000 original issue discount (the “Rui Wu Note”) and, in connection therewith, issued to Rui Wu a Warrant to purchase 125,000   shares of the Company’s common stock, par value $0.001 per share (the “Company Common Stock”) at an exercise price of $2.00 per share, subject to adjustment (the “Rui Wu Warrant”). In addition, in connection with the Rui Wu Note Purchase Agreement, the Company entered into a Security Agreement on same date with Rui Wu, pursuant to which the Company’s obligations under the Rui Wu Note were secured by a first priority lien and security interest on all of the assets of the Company (the “Rui Wu Security Agreement”). While each of the Rui Wu Warrant, Security Agreement, Note, and Note Purchase Agreement have an effective date and/or effective issue date of August 26, 2021, each was entered into and/or issued on August 27, 2021.

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

The Rui Wu Note contains customary events of default, including, but not limited to:

●	if the Company fails to pay the then-outstanding principal amount and accrued interest on the Rui Wu Note on any date any such amounts become due and payable, and any such failure is not cured within three business days of written notice thereof by Rui Wu; or
●	the Company fails to remain compliant with the Depository Trust Company (“DTC”), thus incurring a “chilled” status with DTC; or
●	any trading suspension is imposed by the SEC under Section 12(j) or Section 12(k) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”); or
●	the occurrence of any delisting of the Company Common Stock from any securities exchange on which the Company Common Stock is listed or suspension of trading of the Company Common Stock on the OTC Markets.

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

The balance of the Riu Wu Note as of December 31, 2021 and 2020 was $550,000 and $0, respectively.

Chris Etherington – Note Purchase Agreement, Convertible Promissory Note, Warrant, and Security Agreement

On August 27, 2021, the Company entered into a note purchase agreement (the “Chris Etherington Note Purchase Agreement”) with Chris Etherington, with an effective date of August 26, 2021, pursuant to which, on same date, the Company issued a convertible promissory note to Mr. Etherington in the aggregate principal amount of $165,000 for a purchase price of $150,000, reflecting a $15,000 original issue discount (the “Chris Etherington Note”) and, in connection therewith, issued to Mr. Etherington a Warrant to purchase 37,500 shares of the Company’s common stock, par value $0.001 per share (the “Company Common Stock”) at an exercise price of $2.00 per share, subject to adjustment (the “Chris Etherington Warrant”). In addition, in connection with the Chris Etherington Note Purchase Agreement, the Company entered into a Security Agreement on same date with Mr. Etherington, pursuant to which the Company’s obligations under the Chris Etherington Note were secured by a first priority lien and security interest on all of the assets of the Company (the “Chris Etherington Security Agreement”). While each of the Chris Etherington Warrant, Security Agreement, Note, and Note Purchase Agreement have an effective date and/or effective issue date of August 26, 2021, each was entered into and/or issued on August 27, 2021.

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

The Chris Etherington Note contains customary events of default, including, but not limited to:

●	if the Company fails to pay the then-outstanding principal amount and accrued interest on the Chris Etherington Note on any date any such amounts become due and payable, and any such failure is not cured within three business days of written notice thereof by Mr. Etherington; or
●	the Company fails to remain compliant with the Depository Trust Company (“DTC”), thus incurring a “chilled” status with DTC; or
●	any trading suspension is imposed by the SEC under Section 12(j) or Section 12(k) of the Exchange Act; or
●	the occurrence of any delisting of the Company Common Stock from any securities exchange on which the Company Common Stock is listed or suspension of trading of the Company Common Stock on the OTC Markets.

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

The balance of the Chris Etherington Note as of December 31, 2021 and 2020 was $165,000 and $0, respectively.

Convertible Promissory Note – Sixth Street Lending LLC #1

On November 18, 2021, the Company entered into a securities purchase agreement (the “Sixth Street #1 Securities Purchase Agreement”) with Sixth Street Lending LLC (“Sixth Street”), pursuant to which, on the same date, the Company issued a convertible promissory note to Sixth Street in the aggregate principal amount of $224,000 for a purchase price of $203,750, reflecting a $20,250 original issue discount (the “Sixth Street #1 Note”). At closing, the Company reimbursed Sixth Street the sum of $3,750 for Sixth Street’s costs in completing the transaction.

The Sixth Street Note #1has a maturity date of November 18, 2022 (the “Maturity Date”) and bears interest at 10% per year. No payments of the principal amount or interest are due prior to the Maturity Date, other than as specifically set forth in the Note. The Company may not prepay the Sixth Street Note prior to the Maturity Date, other than by way of a conversion initiated by Sixth Street.

The Sixth Street #1 Note provides Sixth Street with conversion rights to convert all or any part of the outstanding and unpaid principal amount of the Sixth Street Note from time to time into fully paid and non-assessable shares of the Company’s Common Stock, par value $0.001 (“Common Stock”). Conversion rights are exercisable at any time during the period beginning on May 17, 2022 (180 days from when the Sixth Street Note was issued) and ending on the later of (i) the Maturity Date and (ii) the date of payment of the amounts due upon an uncured event of default. Any principal that Sixth Street elects to convert will convert at the Conversion Price, which is a Common Stock per share price equal to the lesser of a Variable Conversion Price and $1.00. The Variable Conversion Price is 75% of the Market Price, which is the lowest dollar volume-weighted average sale price (“VWAP”) during the 20-trading day period ending on the trading day immediately preceding the conversion date. VWAP is based on trading prices on the principal market for Company Common Stock or, if none, OTC. Currently, the Common Stock trades OTC. In no event is Sixth Street entitle to convert any portion of the Sixth Street Note upon which conversion Sixth Street and its affiliates would beneficially own more than 4.99% of the outstanding shares of Company Common Stock.

The Sixth Street #1 Note contains customary events of default, including, but not limited to: (1) failure to pay principal or interest on the Sixth Street Note when due; (2) failure to issue and transfer Common Stock upon exercise of Sixth Street of its conversion rights; (3) an uncured breach of any of the Company’s other material obligations contained in the Sixth Street Note; and (4) the Company’s breach of any representation or warranty in the Securities Purchase Agreement or other related agreements.

If an event of default occurs and continues uncured, the Sixth Street Note becomes immediately due and payable. If an event of default occurs because the Company fails to issue shares of Common Stock to Sixth Street within three business days of receiving a notice of conversion from Sixth Street, the Company shall pay an amount equal to 200% of the Default Amount (defined below) in full satisfaction of the Company’s obligations under the Sixth Street Note. If an event of default occurs for any other reason that continues uncured (except in the case of appointment of a receiver, bankruptcy, liquidation, or a similar default), the Company shall pay an amount equal to 150% of the Default Amount (defined below) in full satisfaction of the Company’s obligations under the Sixth Street Note.

The “Default Amount” is equal to the sum of (a) accrued and unpaid interest on the principal amount of the Sixth Street Note to the date of payment plus (b) default interest, which is calculated based on a rate of 22% per year (inclusive of the 10% interest per year that would be due absent an event of default), plus (c) certain other amounts that may be owed under the Sixth Street Note.

The balance of the Sixth Street #1 note as of December 31, 2021 and 2020 was $224,000 and $0, respectively.

Convertible Promissory Note – Sixth Street Lending LLC #2

On December 9, 2021, the Company entered into a Securities Purchase Agreement, (the “Sixth Street #2 purchase agreemen”) dated December 9, 2021, by and between the Company and Sixth Street Lending LLC (the “Buyer”). Pursuant to the terms of the SPA, the Company agreed to issue and sell, and the Buyer agreed to purchase (the “Purchase”), a convertible note in the aggregate principal amount of $93,500 (the “Sixth Street #2 Note “). The Note has an original issue discount of $8,500, resulting in gross proceeds to the Company of $85,000.

The Sixth Street #2 Note bears interest at a rate of 10% per annum and matures on December 9, 2022. Any amount of principal or interest on the Note which is not paid when due will bear interest at a rate of 22% per annum. The Note may not be prepaid in whole or in part except as provided in the Note by way of conversion at the option of the Buyer.

The Buyer has the right from time to time, and at any time during the period beginning on the date that is 180 days following December 9, 2021 and ending on the later of (i) December 9, 2022, and (ii) the date of payment of the Default Amount (as defined in the Note), to convert all or any part of the outstanding and unpaid principal amount of the Note into common stock, subject to a 4.99% equity blocker.

The conversion price of the Sixth Street #2 Note equals the lesser of the Variable Conversion Price (as hereinafter defined) and $1.00. The “Variable Conversion Price” means 75% multiplied by the lowest VWAP (as defined in the Note) for the Company’s common stock during the 20 trading date period ending on the latest complete trading day prior to the conversion date.

The balance of the Sixth Street #2 note as of December 31, 2021 and 2020 was $93,500 and $0, respectively.

Convertible Note – Fast Capital, LLC

On January 13, 2022, the Company entered into a Securities Purchase Agreement, (the “SPA”) dated as of January 10, 2022, by and between the Company and Fast Capital, LLC (the “Buyer”). Pursuant to the terms of the SPA, the Company agreed to issue and sell, and the Buyer agreed to purchase (the “Purchase”), a 10% convertible note in the aggregate principal amount of $120,000 (the “Note”). The Note has an original issue discount of $10,000, resulting in gross proceeds to the Company of $110,000.

The Note bears interest at a rate of 10% per annum and matures on January 10, 2023. The Note may be prepaid or assigned with the following penalties/premiums:

Prepay Date	Prepay Amount
On or before 30 days	115% of principal plus accrued interest
31 – 60 days	120% of principal plus accrued interest
61 – 90 days	125% of principal plus accrued interest
91 – 120 days	130% of principal plus accrued interest
121 – 150 days	135% of principal plus accrued interest
151 – 180 days	140% of principal plus accrued interest

The Note may not be prepaid after the 180th day.

The Buyer has the right from time to time, and at any time after 180 days to convert all or any part of the outstanding and unpaid principal amount of the Note into common stock, subject to a 4.99% equity blocker.

The conversion price of the Note equals 70% of the lowest trading price of the Company’s common stock for the 20 prior trading days, including the day upon which a notice of conversion is delivered.

Convertible Note – Sixth Street Lending LLC

On January 12, 2022, the Company entered into a Securities Purchase Agreement, (the “SPA”) dated January 12, 2022, by and between the Company and Sixth Street Lending LLC (the “Buyer”). Pursuant to the terms of the SPA, the Company agreed to issue and sell, and the Buyer agreed to purchase (the “Purchase”), a convertible promissory note in the aggregate principal amount of $70,125 (the “Note”). The Note has an original issue discount of $6,375, resulting in gross proceeds to the Company of $63,750.

The Note bears interest at a rate of 10% per annum and matures on January 12, 2023. Any amount of principal or interest on the Note which is not paid when due will bear interest at a rate of 22% per annum. The Note may not be prepaid in whole or in part except as provided in the Note by way of conversion at the option of the Buyer.

The Buyer has the right from time to time, and at any time during the period beginning on the date that is 180 days following January 12, 2022 and ending on the later of (i) January 12, 2023, and (ii) the date of payment of the Default Amount (as defined in the Note), to convert all or any part of the outstanding and unpaid principal amount of the Note into common stock, subject to a 4.99% equity blocker.

The conversion price of the Note equals the lesser of the Variable Conversion Price (as hereinafter defined) and $1.00. The “Variable Conversion Price” means 75% multiplied by the lowest VWAP (as defined in the Note) for the Company’s common stock during the 20 trading date period ending on the latest complete trading day prior to the conversion date.

Amendment No. 1 to Tiger Trout Convertible Note

On January 29, 2021, the Company issued to Tiger Trout Capital Puerto Rico, LLC (“Tiger Trout”) a convertible promissory note in the aggregate principal amount of $1,540,000 for a purchase price of $1,100,000, reflecting a $440,000 original issue discount (the “Tiger Trout Note”). The Tiger Trout Note had a maturity date of January 29, 2022. On January 28, 2022, the parties to the Tiger Trout Note entered into Amendment No. 1 to Convertible Promissory Note, dated as of January 25, 2022 (the “Note Amendment”). Pursuant to the terms of the Note Amendment, the maturity date of the Tiger Trout Note was extended to August 24, 2022. As consideration for Tiger Trout’s agreement to extend the maturity date, the principal amount of the Tiger Trout Note was increased by $388,378, to be a total of $1,928,378. As of January 25, 2022, the indebtedness under the Tiger Trout Note was $2,083,090, comprised of $1,928,378 of principal and $154,712 of accrued interest. Following January 25, 2022, interest will continue to accrue on the principal amount of $1,928,378 at an interest rate of 10%.

The parties further agreed that to the extent the indebtedness under the Tiger Trout Note has not been earlier repaid or converted to common stock as set forth therein, in the event that the Company completes a firm commitment underwritten public offering of its common stock that results in the common stock being successfully listed on the Nasdaq Global Market, the Nasdaq Capital Market, the New York Stock Exchange or the NYSE American prior to the maturity date of the Tiger Trout Note, as amended by the Note Amendment, then, following completion of the initial public offering, the Company will use the proceeds to repay indebtedness under the Tiger Trout Note in full.

Except as set forth in the Note Amendment, the terms of the Tiger Trout Note remain in full force and effect.

Amendment No. 1 to ProActive Note

On January 20, 2021, the Company issued to ProActive Capital SPV I, LLC (“ProActive”) a convertible promissory note in the aggregate principal amount of $250,000 for a purchase price of $225,000, reflecting a $25,000 original issue discount (the “ProActive Note”). The ProActive Note had a maturity date of January 20, 2022. On February 8, 2022, the parties to the ProActive Note entered into Amendment No. 1 to Convertible Promissory Note, dated as of February 4, 2022 (the “Note Amendment”). Pursuant to the terms of the Note Amendment, the maturity date of the ProActive Note was extended to September 20, 2022. As consideration for ProActive’s agreement to extend the maturity date, the principal amount of the ProActive Note was increased by $50,000, to be a total of $300,000. As of February 4, 2022, the indebtedness under the ProActive Note was $275,000, comprised of $250,000 of principal and $25,000 of accrued interest. Following February 4, 2022, interest will continue to accrue on the principal amount of $300,000 at an interest rate of 10%.

The parties further agreed that to the extent the indebtedness under the ProActive Note has not been earlier repaid or converted to common stock as set forth therein, in the event that the Company completes a firm commitment underwritten public offering of its common stock that results in the common stock being successfully listed on the Nasdaq Global Market, the Nasdaq Capital Market, the New York Stock Exchange or the NYSE American prior to the maturity date of the ProActive Note, as amended by the Note Amendment, then, following completion of the initial public offering, the Company will use the proceeds to repay indebtedness under the ProActive Note in full.

Except as set forth in the Note Amendment, the terms of the ProActive Note remain in full force and effect.

Convertible Note – ONE44 Capital LLC

On February 16, 2022, the Company entered into a Securities Purchase Agreement, (the “ONE44 SPA”) by and between the Company and ONE44 Capital LLC (“ONE44”). Pursuant to the terms of the ONE44 SPA, the Company agreed to issue and sell, and ONE44 agreed to purchase (the “Purchase”), a convertible promissory note in the aggregate principal amount of $175,500 (the “ONE44 Note”). The ONE44 Note has an original issue discount of $17,500, resulting in gross proceeds to the Company of $158,000. Pursuant to the terms of the ONE44 SPA, the Company also agreed to issue 400,000 shares of restricted common stock to ONE44 as additional consideration for the purchase of the ONE44 Note.

The ONE44 Note bears interest at a rate of 4% per annum and matures on February 16, 2023. Interest must be paid in common stock. The ONE44 Note may be prepaid with the following penalties/premiums:

Prepay Date	Prepay Amount
≤ 60 days	120% of principal plus accrued interest
61-120 days	130% of principal plus accrued interest
121-150 days	140% of principal plus accrued interest
151-180 days	150% of principal plus accrued interest

The ONE44 Note may not be prepaid after the 180th day.

ONE44 is entitled, at its option, at any time after the sixth monthly anniversary of cash payment, to convert all or any amount then outstanding under the ONE44 Note into shares of common stock at a price per share equal to 65% of the average of the three lowest daily VWAPs of the Company’s common stock for the 20 prior trading days, subject to a 4.99% equity blocker and subject to the terms of the ONE44 Note.

If an Event of Default (as defined in the ONE44 Note) occurs, unless cured within five days or waived, ONE44 may consider the ONE44 Note immediately due and payable and interest will accrue at a rate of 24% per annum, in addition to certain other remedies.

FinTekk AP and Rick Ware Racing Agreements

On July 12, 2021, the Company entered into a Joint Services Agreement (the “Agreement”) with FinTekk AP, LLC, a Texas limited liability company (“FinTekk”), and Rick Ware Racing, LLC (“RWR”). FinTekk and RWR are professional motorsports racing and marketing companies providing services focused specifically in the NASCAR Cup Series, NASCAR Xfinity Series, the IndyCar Racing Series, and the IMSA Sports Car Championship Series. Pursuant to the Agreement, FinTekk and RWR agreed to provide certain services to the Company, and the Company agreed to provide certain services to RWR.

In general, FinTekk will provide the Company with marketing and branding consulting services utilizing the RWR racing platform, and will promote the Company as the primary brand for the NASCAR race events in which RWR participates in conjunction with the RWR platform.

RWR will provide racing car drivers as well as NASCAR and development team drivers and athletes currently competing in motor racing; and RWR will engage and integrate its social media team with the Company team members to collaborate, promote and market the Company to the racing fan bases of NASCAR and IndyCar through the use of each other’s social and digital media platforms.

The Company will engage and integrate its social media/influencer member network and production teams with RWR team members to collaborate, promote and market RWR racing efforts and racing and driver story lines through various media platforms operated or familiar to the Company.

The respective services of the parties under the Agreement will apply with respect to 11 races occurring from July 18, 2021 to September 26, 2021 (the “Events”); and the compensation under the Agreement for the respective services is payable with respect to each of the Events, as follows:

●	In return for the provision by FinTekk of its services, for each Event the Company will issue FinTekk 51,146 shares of the Company’s common stock, which will be issued on the first business day following the completion of the applicable Event.
●	In return for the provision by RWR of its services, for each Event the Company will pay RWR $113,636, which shall be due and payable to RWR on the first business day following the completion of the applicable Event.
●	In return for the provision by the Company of its services, for each Event RWR will pay the Company $90,909, which will be due and payable to the Company on the second business day following the completion of the applicable Event.

Alden Reiman Agreement

On August 20, 2021, the Company entered into a consulting agreement with Alden Reiman. In general, the consultant will make best efforts to obtain brand deals, sponsorships deals, and other revenue generating activities for Clubhouse and its roster of talent. Consultant may utilize the Clubhouse’s name when providing such Services.

In exchange for above services, the Company will pay Alden Reiman a signing bonus of $30,000 and a consulting fee of $32,000 per month in equal weekly installments as an independent contractor during the Term. The initial term was two months and it automatically renews for additional two     month increments and still effective as of the date of this filing.

Yomtubian Consulting Agreement

On June 10, 2021, the Company entered into a consulting agreement with Joseph Yomtubian. Pursuant to the terms of the consulting agreement, Mr. Yomtubian agreed to provide to the Company certain management consulting and business advisory services. In exchange for such services, the Company agreed to pay Mr. Yomtubian $20,000 monthly. The consulting agreement has a term of one year and terminated in the 4th quarter of 2021.

Young Consulting Agreement

On February 3, 2021, in connection with (but not pursuant to) the closing of the A&R Share Exchange Agreement relating to Magiclytics, the Company entered in a consulting agreement with Chris Young, the President, Secretary, and a Director of the Company. Mr. Young is greater than 5% stockholder of the company.

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

Call Agreements

On March 12, 2021, Harris Tulchin, a Director of the Company, entered into separate “Call Agreements” with each of Amir Ben-Yohanan, a Director and the Chief Executive Officer of the Company, and Christian Young, a former Director and the former President and Secretary of the Company.   The call agreements allowed Harris Tulchin to acquire certain shares from Amir Ben-Yohanan and Christian Young at any time before November 13, 2025

Employment Agreements

Simon Yu Employment Agreement

On April 9, 2021, the Company entered into an employment agreement with Simon Yu, its then-Chief Operating Officer. Pursuant to this employment agreement, Mr. Yu agreed to serve as Chief Operating Officer of the Company, reporting to the Chief Executive Officer of the Company (or other person determined by the Chief Executive Officer or the Company’s Board of Directors (the “Board”). As compensation for Mr. Yu’s services, the Company agreed to pay Mr. Yu an annual base salary of $380,000 (the “Base Salary”) comprised of two parts a “Cash Portion”, and an “Optional Portion”. The Cash Portion is a monthly cash payment of $15,000 – or $180,000 on an annual basis. The remaining $200,000 per year – the Optional Portion – was payable as follows:

(i)	If the Company’s Board determines that the Company has sufficient cash on hand to pay all or a portion of the Optional Portion in cash, such amount shall be paid in cash.

(ii)	If the Board determines that the Company does not have sufficient cash on hand to pay all of the Optional Portion in cash, then the portion of the Optional Portion which the Board determines that the Company has sufficient cash on hand to pay in cash will be paid in cash, and the remainder (the “Deferred Portion”) will either:

(a)	be paid at a later date, when the Board determines that the Company has sufficient cash on hand to enable the Company to pay the Deferred Portion; or
(b)	will not be paid in cash – and instead, the Company will issue shares of Company Common Stock equal to (A) the Deferred Portion, divided by (B) the VWAP (as defined in the employment agreement) as of the date of issuance of such shares of Company Common Stock.

In addition, pursuant to the employment agreement, Mr. Yu was entitled to be paid discretionary annual bonuses as determined by the Board (currently intended to be a maximum of $250,000 per year), and was also entitled to receive fringe benefits, such as, but not limited to, reimbursement for reimbursement for all reasonable and necessary out-of-pocket business, entertainment and travel, vacation days, and certain insurances.

The initial term of the employment agreement was one year from the effective date of the agreement (i.e. April 9, 2022), unless earlier terminated. Thereafter, the term is automatically extended on an annual basis for terms of one year each, unless either the Company or Mr. Yu provides notice to the other party of their desire to not so renew the term of the agreement (as applicable) at least 30 days prior to the expiration of the then-current term.

Mr. Yu’s employment with the Company was “at will,” meaning that either Mr. Yu or the Company may terminate Mr. Yu’s employment at any time and for any reason, subject to certain terms and conditions.

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

On October 8, 2021, Mr. Yu resigned from all officer and director positions with the Company.

Harris Tulchin Employment Agreement

On April 9, 2021, the Company entered into employment agreement with Harris Tulchin. Pursuant to this employment agreement, Mr. Tulchin agreed to serve as Chief Operating Officer of the Company, reporting to the Chief Executive Officer of the Company (or other person determined by the Chief Executive Officer or the Company’s Board of Directors (the “Board”)). As compensation for Mr. Tulchin’s services, the Company agreed to pay Mr. Tulchin an annual base salary of $380,000 (the “Base Salary”) comprised of two parts a “Cash Portion”, and an “Optional Portion”. The Cash Portion is a monthly cash payment of $15,000 – or $180,000 on an annual basis. The remaining $200,000 per year – the Optional Portion – is payable as follows:

●	If the Company’s Board determines that the Company has sufficient cash on hand to pay all or a portion of the Optional Portion in cash, such amount shall be paid in cash.
●	If the Board determines that the Company does not have sufficient cash on hand to pay all of the Optional Portion in cash, then the portion of the Optional Portion which the Board determines that the Company has sufficient cash on hand to pay in cash will be paid in cash, and the remainder (the “Deferred Portion”) will either be paid at a later date, when the Board determines that the Company has sufficient cash on hand to enable the Company to pay the Deferred Portion; or will not be paid in cash – and instead, the Company will issue shares of Company Common Stock equal to (A) the Deferred Portion, divided by (B) the VWAP (as defined in the employment agreement) as of the date of issuance of such shares of Company Common Stock.

In addition, pursuant to the employment agreement, Mr. Tulchin is entitled to be paid discretionary annual bonuses as determined by the Board (currently intended to be a maximum of $250,000 per year), and is also entitled to receive fringe benefits, such as, but not limited to, reimbursement for reimbursement for all reasonable and necessary out-of-pocket business, entertainment and travel, vacation days, and certain insurances.

The initial term of the employment agreement is one year from the effective date of the agreement (i.e. April 9, 2022), unless earlier terminated. Thereafter, the term is automatically extended on an annual basis for terms of one year each, unless either the Company or Mr. Tulchin provides notice to the other party of their desire to not so renew the term of the agreement (as applicable) at least 30 days prior to the expiration of the then-current term.

Mr. Tulchin’s employment with the Company shall be “at will,” meaning that either Mr. Tulchin or the Company may terminate Mr. Tulchin’s employment at any time and for any reason, subject to certain terms and conditions.

The Company may terminate the employment agreement at any time, with or without “cause”, as defined in the employment agreement and Mr. Tulchin may terminate the employment agreement at any time, with or without “good reason”, as defined in the employment agreement. If the Company terminates the employment agreement for cause or Mr. Tulchin terminates the employment agreement without good reason, Mr. Tulchin will be entitled to be paid any unpaid salary owed or accrued, including the issuance of any shares of Company Common Stock owed or accrued (as compensation) as of the termination date. In the event that there was any Deferred Portion which had been agreed to be paid in cash, such Deferred Portion instead will be paid in shares of Company Common Stock as though such amount had been agreed to be paid via the issuance of shares of Company Common Stock. Mr. Tulchin will also be entitled to payment for any unreimbursed expenses as of the termination date. However, any unvested portion of any equity granted to Mr. Tulchin will be immediately forfeited as of the termination date.

Amir Ben-Yohanan Employment Agreement

On April 11, 2021, the Company entered into an employment agreement with Amir Ben-Yohanan for Mr. Ben-Yohanan to serve as Chief Executive Officer of the Company. As compensation for Mr. Ben-Yohanan’s services, the Company agreed to pay Mr. Ben-Yohanan an annual base salary of $400,  000 (the “Base Salary”) comprised of two parts a “Cash Portion”, and an “Optional Portion”. The Cash Portion is a monthly cash payment of $15,000 – or $180,000 on an annual basis. The remaining $200  ,000 per year – the Optional Portion – is payable as follows:

●	If the Company’s Board determines that the Company has sufficient cash on hand to pay all or a portion of the Optional Portion in cash, such amount shall be paid in cash.

●	If the Board determines that the Company does not have sufficient cash on hand to pay all of the Optional Portion in cash, then the portion of the Optional Portion which the Board determines that the Company has sufficient cash on hand to pay in cash will be paid in cash, and the remainder (the “Deferred Portion”) will either be paid at a later date, when the Board determines that the Company has sufficient cash on hand to enable the Company to pay the Deferred Portion; or will not be paid in cash – and instead, the Company will issue shares of Company Common Stock equal to (A) the Deferred Portion, divided by (B) the VWAP (as defined in the employment agreement) as of the date of issuance of such shares of Company Common Stock.

In addition, pursuant to the employment agreement, Mr. Ben-Yohanan is entitled to be paid discretionary annual bonuses as determined by the Board (currently intended to be a maximum of $250,000 per year), and is also entitled to receive fringe benefits, such as, but not limited to, reimbursement for reimbursement for all reasonable and necessary out-of-pocket business, entertainment and travel, vacation days, and certain insurances.

The initial term of the employment agreement is one year from the effective date of the agreement (i.e. April 9  , 2022), unless earlier terminated. Thereafter, the term is automatically extended on an annual basis for terms of one year each, unless either the Company or Mr. Ben-Yohanan provides notice to the other party of their desire to not so renew the term of the agreement (as applicable) at least 30 days prior to the expiration of the then-current term.

Mr. Ben-Yohanan’s employment with the Company shall be “at will,” meaning that either Mr. Ben-Yohanan or the Company may terminate Mr. Ben-Yohanan’s employment at any time and for any reason, subject to certain terms and conditions.

The Company may terminate the employment agreement at any time, with or without “cause”, as defined in the employment agreement and Mr. Ben-Yohanan may terminate the employment agreement at any time, with or without “good reason”, as defined in the employment agreement. If the Company terminates the employment agreement for cause or Mr. Ben-Yohanan terminates the employment agreement without good reason, Mr. Ben-Yohanan will be entitled to be paid any unpaid salary owed or accrued, including the issuance of any shares of Company Common Stock owed or accrued (as compensation) as of the termination date. In the event that there was any Deferred Portion which had been agreed to be paid in cash, such Deferred Portion instead will be paid in shares of Company Common Stock as though such amount had been agreed to be paid via the issuance of shares of Company Common Stock. Mr. Ben-Yohanan will also be entitled to payment for any unreimbursed expenses as of the termination date. However, any unvested portion of any equity granted to Mr. Ben-Yohanan will be immediately forfeited as of the termination date.

The terms of Mr. Ben-Yohanan’s employment agreement are identical to the terms of the employment agreements of Simon Yu and Harris Tulchin described above, except for the following terms:

●	Mr. Ben-Yohanan’s Base Salary is $400,000 per year
●	Mr. Ben-Yohanan reports only to the Board of Directors of the Company.

Christian Young Employment Agreement

On April 11, 2021, the Company entered into an employment agreement with Christian Young for Mr. Young to serve as President of the Company. As compensation for Mr. Young’s services, the Company agreed to pay Mr. Young an annual base salary of $380,000 (the “Base Salary”).

Mr. Young’s employment agreement was the same as Mr. Tulchin’s and Mr. Yu’s agreements except as indicated below.

The Company and Mr. Young acknowledged that each of them are also the parties to that certain Consulting Agreement, dated as of February 3, 2021 (the “Consulting Agreement”), and that the Consulting Agreement and Mr. Young’s employment agreement will operate independently of each other – except that in the event of a conflict between this employment agreement and the Consulting Agreement, the terms and conditions of this employment agreement will control.

On October 8, 2021, Mr. Young resigned from all officer and director positions with the Company.

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

Pursuant to the terms of the Employment Agreement, the Board granted Mr. Kaplun 58,824 shares of restricted common stock on October 7, 2021. Twenty-five percent of the shares vest on each of the three-month, six-month, nine-month and 12-month anniversaries of the grant date.

Additional Compensation for Directors

For the year ended December 31, 2021, the Board of Directors approved and paid $485,000 cash bonuses to its directors.

Resignations of Simon Yu and Christian Young

On October 8, 2021, each of Christian Young, our then-President, Secretary and Director, and Simon Yu, our then-Chief Operating Officer and Director, resigned from all officer and director positions with the Company, effective immediately.

Musina Board Appointment

On October 9, 2021, the Board appointed Massimiliano Musina to serve as a member of the Company’s Board of Directors. In connection with Mr. Musina’s appointment, the Company and Mr. Musina entered into an Independent Director Agreement dated October 12, 2021 (the “Director Agreement”). Pursuant to the Director Agreement, Mr. Musina agreed to serve as an independent director of the Company during the term of the Director Agreement. The term of the Director Agreement is from October 12, 2021 until Mr. Musina either resigns or is removed from his position as a director or until his death.

Pursuant to the terms of the Director Agreement, the Company agreed to issue to Mr. Musina each quarter a number of shares of common stock having a fair market value of $25,000, in exchange for Mr. Musina’s service as a member of the Company’s Board of Directors. The number of shares of common stock to be issued will be calculated by dividing $25,000 by the VWAP, as further described in the Director Agreement. Pursuant to the Director Agreement, the Company agreed to reimburse Mr. Musina for all reasonable out-of-pocket expenses incurred by him in attending any in-person meetings, provided that he complies with the generally applicable policies, practices and procedures of the Company for submission of expense reports, receipts or similar documentation of such expenses. Any reimbursements for allocated expenses (as compared to out-of-pocket expenses of Mr. Musina in excess of $500.00) must be approved in advance by the Company.

The Director Agreement contains customary representations and warranties of the parties, and customary provisions relating to confidentiality obligations, and miscellaneous provisions.

Advisory Board

On April 2, 2021, the Company established an advisory board (“Advisory Board”) to provide guidance and advice to the directors and officers of the Company regarding technical and business matters. The advisory board has no voting powers. The Advisory Board currently consists of two members: Andrew Omori and Perry Simon.

Andrew Omori.   On April 2, 2021, the Company entered into a consulting agreement with Andrew Omori and appointed Mr. Omori to the Advisory Board of the Company with monthly payment of $30,000 by the Company’s shares. The Company amended the agreement on September 13, 2021 and reduced the monthly payment to $15,000. Mr. Omori is a partner at Andreessen Horowitz, one of Silicon Valley’s most prominent and successful venture capital firms, with $17.6 billion in assets under management. Andreessen Horowitz is well known for leading investments in hit social audio app, Clubhouse (which is not owned, and is not otherwise affiliated with, the Company), as well as Airbnb and Coinbase. Prior to joining Andreessen Horowitz, Mr. Omori served as a VP at JMP Group and as a successful technology investment banker. Mr. Omori has dedicated his career to helping technology companies scale and has worked with a variety of social companies including Snap, Pinterest, Roblox, and the Clubhouse app. Mr. Omori will advise the Board of Directors and the Company regarding optimal pathways for monetizing the Company’s operations as well as providing the Company with access to relationships, branding opportunities, and partnerships that hold the potential for further gains in shareholder value.

Perry Simon. On April 15,   2021, the Company entered into a consulting agreement with Perry Simon and appointed Mr. Simon to the Advisory Board of the Company. Mr. Simon is the former executive vice president of Primetime at NBC Entertainment, where he helped develop and supervise some of television’s most iconic series, including “Cheers,” “The Golden Girls,” “Law and Order,” “L.A. Law,” “Miami Vice,” “Frasier,” Seinfeld, and “The Cosby Show.” He is also a former General Manager at PBS former Managing Director at BBC Worldwide America, former President of Viacom Productions and former executive officer at Paul Allen’s Vulcan Productions. Over the past 20 years, Mr. Simon has helped to facilitate the rapid growth of mission-driven programming, driving large gains in audience size and fan engagement, and winning multiple awards along the way (Golden Globes, Emmys, and Peabodys). Mr. Simon will advise the Company on non-profit and social impact activities, as well as other business, financial, and organizational matters, and access his extensive entertainment industry relationships and knowledge for content development, acquisition, and deal structures.

Gary Marenzi

On January 4, 2022, Gary Marenzi, a member of the Board of Directors of the Company, resigned from his position as a Board member, effectively immediately. Mr. Marenzi’s resignation is not the result of any disagreement with the Company on any matter relating to the Company’s operations, policies or practices.

Employees

We currently have 6 full time employees, including Amir Ben-Yohanan, our Chief Executive Officer, Dmitry Kaplun, our Chief Financial Officer, and Harris Tulchin, our Chief Business Affairs Officer and Chief Legal Officer. We also contract with a number of consultants that assist in various aspects of our operations.

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

Properties

Our headquarters is located at 3651 Lindell Road, D517, Las Vegas, Nevada. There is no physical office space here, and this address is mainly used as a mailing address and call center. We pay a fee of $79 per month for the use of this headquarters.

Our management generally works out of 201 Santa Monica Blvd., Suite 30, Santa Monica, CA 90401, which is WOHG’s headquarters. We believe that these facilities are adequate to support the Company’s existing operations and that we will be able to obtain appropriate additional facilities or alternative facilities on commercially reasonable terms if and when necessary. We do not have a formal lease pursuant to which it uses these offices and does not have a monthly rent obligation for use of these premises.

ITEM 1A. RISK FACTORS

Below is a summary of material risks, uncertainties and other factors that could have a material effect on the Company and its operations:

●	We have a history of operating losses, our management has concluded that factors raise substantial doubt about our ability to continue as a going concern, and our auditors have included explanatory paragraphs relating to our ability to continue as a going concern in their audit reports for the fiscal years ended December 31, 2021 and 2020.
●	We are a holding company and our principal asset is our 100% equity interest in WOHG, through which we own 100% of each of WOHG’s limited liability company operating subsidiaries, and accordingly we are dependent upon distributions from such operating subsidiaries to pay taxes and other expenses.
●	WOHG is an early-stage company with a limited operating history. Such limited operating history of WOHG may not provide an adequate basis to judge our future prospects and results of operations.
●	Since inception of WOHG, WOHG has experienced losses, and we may have to further reduce our costs by curtailing future operations to continue as a business.
●	There are no assurances we will realize the anticipated benefits from the acquisition of WOHG.
●	The current outbreak of the coronavirus may have a negative effect on our ability to conduct our business and operations and may also cause an overall decline in the economy as a whole and could materially harm our Company.
●	We may be adversely affected by political tensions between the United States and China.
●	We may fail to successfully execute our business plan.
●	Our acquisition strategy creates risks for our business.
●	We may not be able to effectively manage our growth and the increased complexity of our business, which could negatively impact our brand and financial performance.
●	We may suffer from lack of availability of additional funds.
●	Our substantial amount of indebtedness may adversely affect our cash flow and our ability to operate our business, remain in compliance with debt covenants and make payments on our indebtedness.
●	The ability of our Chief Executive Officer, Amir Ben-Yohanan, to control our business may limit or eliminate minority stockholders’ ability to influence corporate affairs.
●	Our business is subject to fluctuations that are not predictable, which subjects our business to increase risks.
●	Our business depends on our ability to provide customers and followers with interesting and useful content, which in turn depends on the content contributed by the content creators.
●	Changes in public and consumer tastes and preferences and industry trends could reduce demand for our services and content offerings and adversely affect our business.
●	Our ability to generate revenue from discretionary and corporate spending, such as corporate sponsorships and advertising, is subject to many factors, including many that are beyond our control.
●	We may not be able to adapt to or manage new content distribution platforms or changes in consumer behavior resulting from new technologies.
●	Because our success depends substantially on our ability to maintain a professional reputation, adverse publicity concerning us, one of our businesses, our Creators or our key personnel could adversely affect our business.
●	We depend on the relationships of our talent managers and other key personnel with clients across many categories, including fashion, music, digital, and sponsorship.
●	Our success depends, in part, on our continuing ability to identify, recruit and retain qualified and experienced talent managers. If we fail to recruit and retain suitable talent managers or if our relationships with our talent managers change or deteriorate, it could adversely affect our business.
●	Our failure to identify, sign and retain influencer-clients could adversely affect our business.
●	The markets in which we operate are highly competitive, both within the United States and internationally.
●	We operate in a fast-evolving industry, and we are in the early stage of our business. We cannot guarantee that our monetization strategies will be successfully implemented or generate sustainable revenues and profit.
●	We rely on technology, such as our information systems, to conduct our business. Failure to protect our technology against breakdowns and security breaches could adversely affect our business.
●	The commercial success of our products is dependent, in part, on factors outside our control.
●	Increases in the costs of content may have an adverse effect on our business, financial condition and results of operations.
●	In our paid promotion business, if we are unable to prove that our advertising and sponsorship solutions provide an attractive return on investment for our customers, our financial results could be harmed.

●	We will be attempting to launch brands in new markets and with new products. Our inability to effectively execute our business plan in relation to these new brands could negatively impact our business.
●	Our management team’s attention may be diverted by acquisitions and searches for new acquisition targets, and our business and operations may suffer adverse consequences as a result.
●	We may be unable to scale our operations successfully.
●	Economic conditions or changing consumer preferences could adversely impact our business.
●	Our intellectual property rights are valuable, and if we are unable to protect them or are subject to intellectual property rights claims, our business may be harmed.
●	We may be found to have infringed the intellectual property rights of others, which could expose us to substantial damages or restrict our operations.
●	As a creator and a distributor of content over the internet, we face potential liability for legal claims based on the nature and content of the materials that we create or distribute.
●	We are subject to extensive U.S. and foreign governmental regulations, and our failure to comply with these regulations could adversely affect our business.
●	Our results of operations, which are reported in U.S. dollars, could be adversely affected if currency exchange rates fluctuate substantially in the future.
●	Our amended and restated bylaws provide that state or federal court located within the state of Nevada will be the sole and exclusive forum for substantially all disputes between us and our shareholders, which could limit its stockholders’ ability to obtain a favorable judicial forum for disputes with us or our directors, officers or other employees.
●	Stockholders are bound by the fee-shifting provision contained in our amended and restated bylaws, which may discourage you to pursue actions against us.
●	As a result of being a public company, we are subject to additional reporting and corporate governance requirements that will require additional management time, resources and expense.
●	We may not have sufficient insurance coverage and an interruption of our business or loss of a significant amount of property could have a material adverse effect on our financial condition and operations.
●	We could become involved in claims or litigations that may result in adverse outcomes.
●	Trading on the OTC Markets is volatile and sporadic, which could depress the market price of our common stock and make it difficult for our security holders to resell their common stock.
●	Our stock price is likely to be highly volatile because of several factors, including a limited public float.
●	Our common stock has been in the past, and may be in the future, a “penny stock” under SEC rules. It may be more difficult to resell securities classified as “penny stock.”
●	FINRA sales practice requirements may also limit a shareholder’s ability to buy and sell our stock.
●	If we fail to maintain effective internal control over financial reporting, the price of our securities may be adversely affected.
●	We are required to comply with certain provisions of Section 404 of the Sarbanes-Oxley Act of 2002, as amended (the “Sarbanes-Oxley Act”), and if we fail to continue to comply, our business could be harmed and the price of our securities could decline.
●	Our privately issued common stock is subject to risks arising from restrictions on reliance on Rule 144 by shell companies or former shell companies.
●	The sale and issuance of additional shares of our common stock could cause dilution as well as the value of our common stock to decline.
●	Substantial future sales of shares of our common stock could cause the market price of our common stock to decline.
●	Provisions of our articles of incorporation and bylaws may delay or prevent a takeover which may not be in the best interests of our stockholders.
●	We do not expect to pay dividends in the foreseeable future.

We encourage you, however, to read the full risk factors presented below.

RISKS RELATED TO OUR BUSINESS

We have a history of operating losses, our management has concluded that factors raise substantial doubt about our ability to continue as a going concern, and our auditors have included explanatory paragraphs relating to our ability to continue as a going concern in their audit reports for the fiscal years ended December 31, 2021 and 2020.

We have a history of operating losses and have incurred cash flow deficits. For the fiscal years ended December 31, 2021 and 2020, we reported net losses of $22,245,656 and $2,577,721, respectively, and negative cash flow from operating activities of $7,970,357 and $1,967,551, respectively. As of December 31, 2021, we had an aggregate accumulated deficit of $24,904,074. There is substantial doubt regarding our ability to continue as a going concern as a result of our historical recurring losses and negative cash flows from operations, as well as our dependence on private equity and financings. We anticipate that we will continue to report losses and negative cash flow for the foreseeable future. Our management has concluded that our historical recurring losses from operations and negative cash flows from operations, as well as our dependence on private equity and other financings, raise substantial doubt about our ability to continue as a going concern. Our auditors have included explanatory paragraphs relating to our ability to continue as a going concern in their audit reports for the fiscal years ended December 31, 2021 and 2020, respectively.

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

We are a holding company and our principal asset is our 100% equity interests in WOHG. WOHG operates through its subsidiary wholly owned limited liability companies, of which it owns 100% of each. Accordingly, we are dependent upon distributions from our operating subsidiaries to pay taxes and other expenses. If our operating subsidiaries do not generate sufficient revenues such that they can provide distributions to us, we may be unable to pay our taxes and other expenses which would have a materially adverse effect on our business operations and our Company as a whole.

WOHG is an early-stage company with a limited operating history. Such limited operating history of WOHG may not provide an adequate basis to judge our future prospects and results of operations.

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

Due to the digital/remote nature of our business, we believe that coronavirus would have a limited impact on our operations.

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

As we only have a limited history of operating our business at its current scale, it is difficult to evaluate our current business and future prospects, including our ability to grow in the future. In addition, our costs and expenses may increase rapidly as we expand our business. Continued growth could also strain our ability to maintain reliable service levels for our clients and customers, develop and improve our operational, financial, legal and management controls, and enhance our reporting systems and procedures. Our costs and expenses may grow faster than our revenues and may be greater than what we anticipate. If we are unable to generate adequate revenues and to manage our costs and expenses, we may continue to incur losses in the future and may not be able to achieve or subsequently maintain profitability. Managing our growth will require significant expenditures and the allocation of valuable management resources. If we fail to achieve the necessary level of efficiency in our organization as it grows, our business, operating results and financial condition could be harmed.

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

Voting control of the Company is held by our Chief Executive Officer, Mr. Ben-Yohanan, through the share of Series X Preferred Stock he holds.  This share of Series X Preferred Stock has a number of votes at any time equal to (i) the number of votes then held or entitled to be made by all other equity or debt securities of the Company, or pursuant to any other agreement, contract or understanding of the Company, plus (ii) one. In addition, as of March 21, 2022, Mr. Ben-Yohanan beneficially owned 57,059,335 shares of our common stock, which represents 51.2% of the   voting power of our outstanding common stock. Because of this voting control through the shares of Series X Preferred Stock and the common stock he beneficially owns, he is able to significantly influence membership of our Board of Directors, as well as all other matters requiring stockholder approval. The interests of our Chief Executive Officer may differ from the interests of other stockholders with respect to the issuance of shares, business transactions with or sales to other companies, selection of other officers and directors and other business decisions. The minority stockholders will have no way of overriding decisions made by our Chief Executive Officer.

Our business is subject to fluctuations that are not predictable, which subjects our business to increase risks.

Our business is subject to fluctuations with respect to both our influencers and the number of followers on social media we are able to access through our influencers and our own social media channels. Either party may terminate the Management Agreement upon 30 days’ notice without cause. As such, our roster of Clubhouse influencers can change rapidly and significantly, which also affects the number of social media followers we can access, which we believe is a material factor in our ability to generate revenues. For example, at least one of our Clubhouse influencers has over 11 million followers as of March 21,   2022. If this influencer were to leave our Clubhouse, we would immediately lose access to those followers through our Creator Occupancy Agreement.   Further, followers on social media in general often fluctuate significantly due to external factors that are not predictable. The unexpected loss of one or more of our influencers and/or a reduction in the number of ours or our influencers’ followers could have a negative impact on our business.

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

The content created by Clubhouse influencers, including the rights related to that content, are important assets for us, as are the “Clubhouse Media Group” and “Clubhouse BH” names. We do not hold any patents protecting our intellectual property, and we have only filed a trademark application for “The Clubhouse” recently, which has not yet been granted as of the date of this annual report. The Company subsequently fell out of the trademark response period and was deemed abandoned. The Company has since filed a petition to revive the abandoned application to continue the pursuit of the trademark.   Various events outside of our control pose a threat to our intellectual property rights as well as to our business. Regardless of the merits of the claims, any intellectual property claims could be time-consuming and expensive to litigate or settle. In addition, if any claims against us are successful, we may have to pay substantial monetary damages or discontinue any of our practices that are found to be in violation of another party’s rights. We also may have to seek a license to continue such practices, which may significantly increase our operating expenses or may not be available to us at all. Also, the efforts we have taken to protect our proprietary rights may not be sufficient or effective. Any significant impairment of our intellectual property rights could harm our business or our ability to compete.

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

Section 7.4 of our amended and restated bylaws provides that “[u]nless the Corporation consents in writing to the selection of an alternative forum, the sole and exclusive forum for (i) any derivative action or proceeding brought on behalf of the Corporation, (ii) any action asserting a claim of breach of a fiduciary duty owed by any director, officer or other employee of the Corporation to the Corporation or the Corporation’s stockholders, (iii) an action asserting a claim arising pursuant to any provision of the Nevada Revised Statutes, or (iv) any action asserting a claim governed by the internal affairs doctrine shall be a state or federal court located within the state of Nevada, in all cases subject to the court’s having personal jurisdiction over the indispensable parties named as defendants.” This exclusive forum provision is intended to apply to claims arising under Nevada state law and would not apply to claims brought pursuant to the Exchange Act or Securities Act, or any other claim for which the federal courts have exclusive jurisdiction. The exclusive forum provision in our amended and restated bylaws will not relieve us of our duty to comply with the federal securities laws and the rules and regulations thereunder, and shareholders will not be deemed to have waived our compliance with these laws, rules and regulations.

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

As a public company we are obligated to file with the SEC annual and quarterly information and other reports that are specified in the Exchange Act. We are also subject to other reporting and corporate governance requirements under the Sarbanes-Oxley Act and the rules and regulations promulgated thereunder, all of which impose significant compliance and reporting obligations upon us and require us to incur additional expense in order to fulfill such obligations.

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

Our common stock currently trades on the OTC Pink tier of OTC Market Group LLC’s Marketplace under the symbol “CMGR.” The OTC Market is a network of security dealers who buy and sell stock. The dealers are connected by a computer network that provides information on current “bids” and “asks,” as well as volume information. Trading in securities quoted on the OTC Markets is often thin and characterized by wide fluctuations in trading prices, due to many factors, some of which may have little to do with our operations or business prospects. This volatility could depress the market price of our common stock for reasons unrelated to operating performance. Moreover, the OTC Markets is not a stock exchange, and trading of securities on the OTC Markets is often more sporadic than the trading of securities listed on a quotation system like Nasdaq Capital Market or a stock exchange like the NYSE American. These factors may result in investors having difficulty reselling any shares of our common stock.

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

Our common stock is considered a “penny stock” under SEC rules. It may be more difficult to resell securities classified as “penny stock.”

Our common stock is a “penny stock” under applicable SEC rules (generally defined as non-exchange traded stock with a per-share price below $5.00). Unless we successfully list our common stock on a national securities exchange, or maintain a per-share price above $5.00, these “penny stock” rules impose additional sales practice requirements on broker-dealers that recommend the purchase or sale of penny stocks to persons other than those who qualify as “established customers” or “accredited investors.” For example, broker-dealers must determine the appropriateness for non-qualifying persons of investments in penny stocks. Broker-dealers must also provide, prior to a transaction in a penny stock not otherwise exempt from the rules, a standardized risk disclosure document that provides information about penny stocks and the risks in the penny stock market. The broker-dealer also must provide the customer with current bid and offer quotations for the penny stock, disclose the compensation of the broker-dealer and its salesperson in the transaction, furnish monthly account statements showing the market value of each penny stock held in the customer’s account, provide a special written determination that the penny stock is a suitable investment for the purchaser, and receive the purchaser’s written agreement to the transaction.

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

Under a regulation of the SEC known as “Rule 144,” a person who beneficially owns restricted securities of an issuer and who is not an affiliate of that issuer may sell them without registration under the Securities Act provided that certain conditions have been met. One of these conditions is that such person has held the restricted securities for a prescribed period, which will be six months for the common stock. However, Rule 144 is unavailable for the resale of securities issued by an issuer that is a shell company (other than a business combination related shell company) or, unless certain conditions are met, that has been at any time previously a shell company.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

We currently maintain our executive offices at 3651 Lindell Road, D517, Las Vegas, Nevada 89103. There is no physical office space here, and this address is mainly used as a mailing address and call center. We pay a fee of $79 per month for the use of this headquarters. We consider our current office space adequate for our current operations.

Our management generally works out of 201 Santa Monica Blvd., Suite 30, Santa Monica, CA 90401, which is WOHG’s headquarters. We believe that these facilities are adequate to support the Company’s existing operations and that we will be able to obtain appropriate additional facilities or alternative facilities on commercially reasonable terms if and when necessary. We do not have a formal lease pursuant to which it uses these offices, and does not have a monthly rent obligation for use of these premises.

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

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock trades on the OTC Pink tier of OTC Market Group LLC’s Marketplace under the symbol “CMGR.” Prior to January 20, 2021, our common stock publicly traded on the OTC Pink tier of OTC Market Group LLC under the symbol “TONJ.” On January 20, 2021, we changed the symbol of our common stock from “TONJ” to “CMGR,” in conjunction with our name change from “Tongji Healthcare Group, Inc.” to “Clubhouse Media Group, Inc.”

The OTC Market is a network of security dealers who buy and sell stock. The dealers are connected by a computer network that provides information on current “bids” and “asks,” as well as volume information. The trading of securities on the OTC Pink is often sporadic and investors may have difficulty buying and selling our shares or obtaining market quotations for them, which may have a negative effect on the market price of our common stock. The closing price of our common stock on the OTC Pink on March 28, 2022 was $0.0289.

The following table sets forth, for the periods indicated the high and low bid quotations for our common stock. These quotations represent inter-dealer quotations, without adjustment for retail markup, markdown, or commission and may not represent actual transactions.

Fiscal Year 2022	High	Low
First Quarter (January 1, 2022 – March 31, 2022)	$0.19	$0.02

Fiscal Year 2021	High	Low
First Quarter (January 1, 2021 – March 31, 2021)	$27.40	$1.87
Second Quarter (April 1, 2021 – June 30, 2021)	$11.58	$5.25
Third Quarter (July 1, 2021 – September 30, 2021)	$6.00	$1.50
Fourth Quarter (October – December 31, 2021)	$1.80	$0.16

Fiscal Year 2020	High	Low
First Quarter (January 1, 2020 – March 31, 2020)	$0.12	$0.055
Second Quarter (April 1, 2020 – June 30, 2020)	$0.85	$0.055
Third Quarter (July 1, 2020 – September 30, 2020)	$3.90	$0.29
Fourth Quarter (October 1, 2020 – December 31, 2020)	$6.96	$0.85

*Through March 28, 2022.

Holders

As of March 29, 2022, there were 116,553,686 shares of common stock issued and outstanding, and we had approximately 344 holders of record of our common stock.

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

For the three months ended March 31, 2021, the Company issued 645,000 shares as commitment shares for convertible notes payable at fair value of $3,441,400.

For the three months ended June 30, 2021, the Company issued 175,070 shares to consultants and directors at fair value of $1,546,413.

For the three months ended June 30, 2021, the Company issued 383,080 shares as commitment shares for convertible notes payable at fair value of $2,875,589.

For the three months ended June 30, 2021, the Company issued warrants at fair value of $15,797 to a non-employee as compensation.

For the three months ended September 30, 2021, the Company issued 509,417 shares to consultants and directors at fair value of $1,573,495.

For the three months ended December 31, 2021, the Company issued 684,783 shares to consultants and directors at fair value of $823,395.

For the three months ended December 31, 2021, the Company issued 754,090 shares with net proceeds of $117,771 from ELOC.

For the three months ended December 31, 2021, the Company issued 140,310 additional shares to acquire Magiclytics.

 For the three months ended December 31, 2021, the Company issued 47,480 shares to settle a conversion of $27,181 convertible promissory note.

 For the three months ended December 31, 2021, the Company received 107,301 shares from the convertible promissory note holder for prior issuance in error.

For the months ended January 31, 2022, the Company issued 6,377,239 shares to consultants and directors at fair value of $662,471.

For the months ended January 31, 2022, the Company issued 3,351,982 shares with net proceeds of $241,982 from ELOC.

For the months ended January 31, 2022, the Company issued 375,601 shares to settle a conversion of $59,721 convertible promissory note.

For the months ended February 28, 2022, the Company issued 151,281 shares to consultants and directors at fair value of $10,917.

For the months ended February 28, 2022, the Company issued 3,000,000 shares with net proceeds of $179,993 from ELOC.

For the months ended February 28, 2022, the Company issued 400,000 shares as debt issuance costs for convertible notes payable at fair value of $16,390.

For the months ended March 29, 2022, the Company issued 388,211 shares to consultants at fair value of $10,203.

For the months ended March 29, 2022, the Company issued 3,574,265 shares to settle a conversion of $89,364 convertible promissory note and accrued interest payable.

For the months ended March 29, 2022, the Company issued 1,000,000 shares and pending on the net proceeds from the ELOC.

For the months ended March 29, 2022, the Company issued 150,000 shares as commitment shares for convertible notes payable at fair value of $6,525.

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

Through our subsidiary, West of Hudson Group, Inc. (“WOHG”), we currently generate revenues primarily from talent management of social media influencers and for paid promotion by companies looking to utilize such social media influencers to promote their products or services. We solicit companies for potential marketing collaborations and cultivated content creation, work with the influencers and the marketing entity to negotiate and formalize a brand deal and then execute the deal and receive a certain percentage from the deal. In addition to the in-house brand deals, we generate income by providing talent management and brand partnership deals to influencers.

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

The respective services of the parties under the Joint Services Agreement applied with respect to 11 races that occurred from July 18, 2021 to September 26, 2021 (the “Events”); and the compensation under the Agreement for the respective services was payable with respect to each of the Events, as follows:

(i)	In return for the provision by FinTekk of its services, for each Event the Company agreed to issue FinTekk 51,146 shares of the Company’s common stock.

(ii)	In return for the provision by RWR of its services, for each Event the Company agreed to pay RWR $113,636.

(iii)	In return for the provision by the Company of its services, for each Event RWR agreed to pay the Company $90,909.

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

As of December 31, 2021, there was $1,269,864 in principal and $16,978 accrued interest outstanding on the Note, which will became payable by the Company commencing on February 2, 2022 as required to amortize the Note and the outstanding indebtedness over the following 24 months. The final maturity date of the Note is February 2, 2024.

Rui Wu – Note Purchase Agreement, Convertible Promissory Note, Warrant, and Security Agreement

On August 27, 2021, the Company entered into a note purchase agreement (the “Rui Wu Note Purchase Agreement”) with Rui Wu, an individual, with an effective date of August 26, 2021, pursuant to which the Company issued a convertible promissory note to Mr. Wu in the aggregate principal amount of $550,000 for a purchase price of $500,000, reflecting a $50,000 original issue discount (the “Rui Wu Note”) and, in connection therewith, issued to Mr. Wu a warrant to purchase 37,500 shares of the Company’s common stock at an exercise price of $2.00 per share, subject to adjustment (the “Rui Wu Warrant”). In addition, in connection with the Rui Wu Note Purchase Agreement, the Company entered into a Security Agreement with Rui Wu, pursuant to which the Company’s obligations under the Rui Wu Note were secured by a first priority lien and security interest on all of the assets of the Company (the “Rui Wu Security Agreement”). While each of the Rui Wu Warrant, Security Agreement, Note, and Note Purchase Agreement have an effective date and/or effective issue date of August 26, 2021, each was entered into and/or issued on August 27, 2021.

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

The Rui Wu Note contains customary events of default, including, but not limited to:

●	if the Company fails to pay the then-outstanding principal amount and accrued interest on the Rui Wu Note on any date any such amounts become due and payable, and any such failure is not cured within three business days of written notice thereof by Mr. Wu; or
●	the Company fails to remain compliant with the Depository Trust Company (“DTC”), thus incurring a “chilled” status with DTC; or
●	any trading suspension is imposed by the Securities and Exchange Commission (the “SEC”) under Section 12(j) or 12(k) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”); or
●	the occurrence of any delisting of the Company common stock from any securities exchange on which the Company common stock is listed or suspension of trading of the Company common stock on the OTC Markets.

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

The $50,000 original issue discount, the fair value of 125,000 warrants issued, and the conversion features were recorded as debt discounts and amortized over the term of the note. Therefore, the total debt discount at the inception date of this convertible promissory note were recorded at $550,000. For the excess amount of derivative liability, the Company recorded accretion expense of $514,850 at the inception date of this note.

The balance of the Riu Wu Note as of December 31, 2021 and 2020 was $550,000 and $0, respectively.

Chris Etherington – Note Purchase Agreement, Convertible Promissory Note, Warrant, and Security Agreement

On August 27, 2021, the Company entered into a note purchase agreement (the “Chris Etherington Note Purchase Agreement”) with Chris Etherington with an effective date of August 26, 2021, pursuant to which, on the same date, the Company issued a convertible promissory note to Mr. Etherington in the aggregate principal amount of $165,000 for a purchase price of $150,000, reflecting a $15,000 original issue discount (the “Chris Etherington Note”) and, in connection therewith, issued to Mr. Etherington a warrant to purchase 37,500 shares of the Company’s common stock at an exercise price of $2.00 per share, subject to adjustment (the “Chris Etherington Warrant”). In addition, in connection with the Chris Etherington Note Purchase Agreement, the Company entered into a Security Agreement with Mr. Etherington, pursuant to which the Company’s obligations under the Chris Etherington Note were secured by a first priority lien and security interest on all of the assets of the Company (the “Chris Etherington Security Agreement”). While each of the Chris Etherington Warrant, Security Agreement, Note, and Note Purchase Agreement have an effective date and/or effective issue date of August 26, 2021, each was entered into and/or issued on August 27, 2021.

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

The Chris Etherington Note contains customary events of default, including, but not limited to:

●	if the Company fails to pay the then-outstanding principal amount and accrued interest on the Chris Etherington Note on any date any such amounts become due and payable, and any such failure is not cured within three business days of written notice thereof by Mr. Etherington; or

●	the Company fails to remain compliant with the DTC, thus incurring a “chilled” status with DTC; or

●	any trading suspension is imposed by the SEC under Section 12(j) or Section 12(k) of the Exchange Act; or

●	the occurrence of any delisting of the Company common stock from any securities exchange on which the Company common stock is listed or suspension of trading of the Company common stock on the OTC Markets.

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

The $15,000 original issue discount, the fair value of 37,500 warrants issued, and the conversion features were recorded as debt discounts and amortized over the term of the note. Therefore, the total debt discount at the inception date of this convertible promissory note were recorded at $165,000. For the excess amount of derivative liability, the Company recorded accretion expense of $160,538 at the inception date of this note.

The balance of the Chris Etherington Note as of December 31, 2021 and 2020 was $165,000 and $0, respectively.

Termination of Offering

On August 31, 2021, the Company decided to terminate its Regulation A+ offering. Prior to terminating the Regulation A+ offering, the Company sold 257,625 shares in the offering at $4.00 per share, yielding gross proceeds of approximately $1,030,500 and net proceeds of $845,290.

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

Closing of LA Content House

On November 12, 2021, following approval and ratification of a resolution by the board of directors and a determination that the action is in the Company’s best interests, the Company closed its content creation house located at 1024 Summit Drive, Beverly Hills, California 90210. The Company will operate the business previously conducted at the House on a solely remote/virtual basis.

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

Young and Yu Resignations

On October 8, 2021, each of Christian Young, the Company’s then-President, Secretary and Director, and Simon Yu, the Company’s then-Chief Operating Officer and Director, resigned from all officer and director positions with the Company, effective immediately.

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

Equity Purchase Agreement and Registration Rights Agreement

On November 2, 2021, the Company entered into an Equity Purchase Agreement and Registration Rights Agreement (the “Registration Rights Agreement”) with Peak One Opportunity Fund, L.P. (“Investor”), dated as of October 29, 2021, pursuant to which the Company has the right, but not the obligation, to direct Investor, to purchase up to $15,000,000.00 (the “Maximum Commitment Amount”) in shares of the Company’s common stock, par value $0.001 per share (“Common Stock”), in multiple tranches (the “Put Shares”). Further, under the Equity Purchase Agreement and subject to the Maximum Commitment Amount, the Company has the right, but not the obligation, to submit a Put Notice (as defined in the Equity Purchase Agreement) from time to time to Investor (i) in a minimum amount not less than $20,000.00 and (ii) in a maximum amount up to the lesser of (a) $400,000.00 or (b) 250% of the Average Daily Trading Value (as defined in the Equity Purchase Agreement).

In exchange for Investor entering into the Equity Purchase Agreement, the Company agreed, among other things, to (A) issue Investor and Peak One Investments, LLC, an aggregate of 70,000 shares of Common Stock (the “Commitment Shares”), and (B) file a registration statement registering the Common Stock issued as Commitment Shares and issuable to Investor under the Equity Purchase Agreement for resale (the “Registration Statement”) with the Securities and Exchange Commission within 60 calendar days of the Equity Purchase Agreement, as more specifically set forth in the Registration Rights Agreement.

The obligation of Investor to purchase the Company’s Common Stock shall begin on the date of the Equity Purchase Agreement, and ending on the earlier of (i) the date on which Investor shall have purchased Common Stock pursuant to the Equity Purchase Agreement equal to the Maximum Commitment Amount, (ii) twenty four (24) months after the date of the Equity Purchase Agreement, (iii) written notice of termination by the Company to Investor (which shall not occur during any Valuation Period or at any time that Investor holds any of the Put Shares), (iv) the Registration Statement is no longer effective after the initial effective date of the Registration Statement, or (v) the date that the Company commences a voluntary case or any person commences a proceeding against the Company, a custodian is appointed for the Company or for all or substantially all of its property or the Company makes a general assignment for the benefit of its creditors (the “Commitment Period”).

During the Commitment Period, the purchase price to be paid by Investor for the Common Stock under the Equity Purchase Agreement shall be 95% of the Market Price, which is defined as the lesser of the (i) closing bid price of the Common Stock on the trading day immediately preceding the respective Put Date (as defined in the Equity Purchase Agreement), or (ii) lowest closing bid price of the Common Stock during the Valuation Period (as defined in the Equity Purchase Agreement), in each case as reported by Bloomberg Finance L.P or other reputable source designated by Investor.

The number of Put Shares to be purchased by the Investor shall not exceed the number of such shares that, when aggregated with all other shares of Common Stock then owned by the Investor beneficially or deemed beneficially owned by the Investor, would result in the Investor owning more than the Beneficial Ownership Limitation as determined in accordance with Section 16 of the Exchange Act and the regulations promulgated thereunder. The “Beneficial Ownership Limitation” shall be 4.99% of the number of shares of the Common Stock outstanding immediately after giving effect to the issuance of shares of Common Stock issuable pursuant to a Put Notice.

The Equity Purchase Agreement and the Registration Rights Agreement contain customary representations, warranties, agreements and conditions to completing future sale transactions, indemnification rights and obligations of the parties. Among other things, Investor represented to the Company, that it is an “accredited investor” (as such term is defined in Rule 501(a) of Regulation D under the Securities Act of 1933, as amended (the “Securities Act”)), and the Company sold the securities in reliance upon an exemption from registration contained in Section 4(a)(2) of the Securities Act and Regulation D promulgated thereunder.

The foregoing descriptions of the Equity Purchase Agreement and the Registration Rights Agreement are qualified in their entirety by reference to the full text of such agreements, copies of which are attached as Exhibit 10.21 and 10.22 to the registration statement of which this prospectus forms a part. The representations, warranties and covenants contained in such agreements were made only for purposes of such agreements and as of specific dates, were solely for the benefit of the parties to such agreements and may be subject to limitations agreed upon by the contracting parties.

Results of Operations

For the Year Ended December 31, 2021 Compared to the Period from January 2, 2020 (Inception) to  December 31, 2020

Net Revenues

Net revenue for the year ended December 31, 2021 and the period from January 2, 2020 (inception)  to December 31, 2020 was $4,253,765 and $1,010,405, respectively. The increase was due to the generation of revenue since the second quarter in 2020  and the increase of brand deals and agency deals and revenue from Tinder Blog in 2021. Alden Reiman has joined Clubhouse Media as a consultant via his company The Reinman Agency and contributed to the increase of the revenue for the Company for the year ended December 31, 2021.

Cost of Sales

Cost of sales for the year ended December 31, 2021 and the period from January 2, 2020 (inception) to  December 31, 2020 was $3,470,862 and $579,855, respectively. The cost of sales were mainly commissions paid to social influencers for their performance according to the management agreement. The increase was due to the generation of revenue since the second quarter in 2020  and the increase of brand deals and agency deals and revenue from Tinder Blog in 2021  . Alden Reiman has joined Clubhouse Media as a consultant via his company The Reinman Agency and contributed to the increases in the cost of goods sold via Higher revenue for the Company for the year ended December 31, 2021.

Gross Profit

Gross profit for the year ended December 31, 2021 and the period from January 2, 2020 (inception) to  December 31, 2020 was $782,903 and $430,550, respectively. The gross profit percentage was 18.4% and 42.6% for the twelve months ended December 31, 2021 and the period from January 2, 2020 (inception) to  December 31, 2020, respectively.

Operating Expenses

Operating expenses for the year ended December 31, 2021 and the period from January 2, 2020 (inception) to December 31, 2020 were $15,514,420  and $2,725,105, respectively. The variances were as follows: (i) an increase in rent and utilities expense of $763,161; (ii) an increase in consultant fees of $1,438,565; (iii) an increase in sales and marketing expenses of $774,529; (iv) an increase in legal fees of $742,946; (v) an increase in office expense of $89,285; (vi) an decrease of production expense of $(13,905), (vii) an increase of meals and travel expense of $238,182; (viii) an increase of director and executive expenses of $709,996; (ix) an increase in accounting and audit fees of $109,918, and (x) an increase in payroll of $1,209,924. The overall increase in general and administrative expenses resulted from the commencement of our operations since 2020 and incurred more expenses from the expansion of operations, payroll expenses, and professional fees incurred as a public company.

Non-cash operating expenses for the year ended December 31, 2021 and the period from January 2, 2020 (inception) to  December 31, 2020 were $7,074,978 and $442,549, respectively.

Non-cash operating expenses for the year ended December 31, 2021 were $41,833 from depreciation and amortization expenses, and (ii) stock-based compensation of $6,602,953. Non-cash operating expenses for the period from January 2, 2020 (inception) to  December 31, 2020 were $442,549 including (i) depreciation of $14,945; (ii) amortization of debt discounts of $26,993; (iii) stock-based compensation of $160,611; and (iv) impairment of goodwill of $240,000.

Other (Income) Expenses

Other (income) expenses for the year ended December 31, 2021 and the period from January 2, 2020 (inception) to December 31, 2020 was $7,514,139 and $283,166, respectively. Other expenses for the year ended December 31, 2021 included (i) change in fair value derivative liability of $(1,029,530), (ii) interest expense of $8,088,037; and (iii) extinguishment of debt with related party for $293,538, and extinguishment of debt for $163,466. The change in derivative liability is the non-cash change in the fair value and relates to our derivative instruments. Interest expense of $8,088,037 was mostly comprised of non-cash interest of $15,920 from imputed interest, $5,932,883 from amortization of debt discounts, $245,199 from accretion expense – excess derivative liability, and $550,285 interest accrued to convertible promissory note holders.

Net Loss

Net loss for the twelve months ended December 31, 2021 and the period from January 2, 2020 (inception) to December 31, 2020 was $22,245,656  and $2,577,721, respectively, for the reasons discussed above.

LIQUIDITY AND CAPITAL RESOURCES

Operating Activities

Net cash used in operating activities for the year ended December 31, 2021 was $7,970,357. This amount was primarily related to a net loss of $22,245,656  and non-cash expense of change in fair value of derivative liability of $1,029,529 and offset by non-cash expenses of $12,700,055 including (i) depreciation and amortization of $41,833; (ii) imputed interest of $15,920; (iii) stock-based compensation of $7,033,145; (iv) amortization of debt discounts of $5,932,883; (v) non-cash interest expense in excess of derivative liability of $245,199; (vi) net working capital increase of $1,575,243; (vii) loss in extinguishment of related party debt of $297,138, and (viii) loss in extinguishment of debt of $163,466.

Net cash used in operating activities for the period from January 2, 2020 (inception) to  December 31, 2020 was $1,967,551. This amount was primarily related to a net loss of $2,577,721 and (i) net working capital increase of $88,621; and offset by (ii) non-cash expenses of $698,791 including (iii) depreciation and amortization of $41,938; (iv) imputed interest of $87,213; (v) stock-based compensation of $160,611; (vi) impairment of goodwill of $240,000; (vii) non-cash interest expense in excess of derivative liability of $108,000; and (viii) change in fair value of derivative liability of $61,029.

Investment Activities

Net cash used in investing activities for the year ended December 31, 2021 was $424,760. The Company purchased $33,900 in property, plant, and equipment and $390,936 in internal used software.

Net cash used in investing activities for the period from January 2, 2020 (inception) to December  31, 2020 was $319,737. The 2020 amount related to the cash paid in the public shell company of $240,00 and acquisition of $79,737 of fixed assets.

Financing Activities

Net cash provided by financing activities for the year ended December 31, 2021 was $8,656,864. The amount was related to proceeds from our chief executive officer and chairman of the Board of $244,803 and repayment to our chief executive officer and chairman of the Board of $137,500 and proceeds from borrowing from convertible notes payable of $8,041,501 and repayments of $455,000 to convertible notes payable holders. The Company also issued for cash at a net proceeds of $963,061 from Regulation A offering and ELOC.

Net cash provided by financing activities for the period from January 2, 2020 (inception) to  December 31, 2020 was $2,325,062. The 2020 amount related to proceeds from our chief executive officer and chairman of the Board of $2,162,562 and convertible notes payable of $162,500.

Equity Purchase Agreement and Registration Rights Agreement

On November 2, 2021, the Company entered into an Equity Purchase Agreement and Registration Rights Agreement (the “Registration Rights Agreement”) with Peak One Opportunity Fund, L.P. (“Investor”), dated as of October 29, 2021, pursuant to which the Company shall have the right, but not the obligation, to direct Investor, to purchase up to $15,000,000 (the “Maximum Commitment Amount”) in shares of the Company’s common stock, par value $0.001 per share (“Common Stock”), in multiple tranches (the “Put Shares”). Further, under the Equity Purchase Agreement and subject to the Maximum Commitment Amount, the Company has the right, but not the obligation, to submit a Put Notice (as defined in the Equity Purchase Agreement) from time to time to Investor (i) in a minimum amount not less than $20,000 and (ii) in a maximum amount up to the lesser of (a) $400,000.00 or (b) 250% of the Average Daily Trading Value (as defined in the Equity Purchase Agreement).

In exchange for Investor entering into the Equity Purchase Agreement, the Company agreed, among other things, to (A) issue Investor and Peak One Investments, LLC, an aggregate of 70,000 shares of Common Stock (the “Commitment Shares”), and (B) file a registration statement registering the Common Stock issued as Commitment Shares and issuable to Investor under the Equity Purchase Agreement for resale (the “Registration Statement”) with the Securities and Exchange Commission within 60 calendar days of the Equity Purchase Agreement, as more specifically set forth in the Registration Rights Agreement.

The obligation of Investor to purchase the Company’s Common Stock shall begin on the date of the Equity Purchase Agreement, and ending on the earlier of (i) the date on which Investor shall have purchased Common Stock pursuant to the Equity Purchase Agreement equal to the Maximum Commitment Amount, (ii) twenty four (24) months after the date of the Equity Purchase Agreement, (iii) written notice of termination by the Company to Investor (which shall not occur during any Valuation Period or at any time that Investor holds any of the Put Shares), (iv) the Registration Statement is no longer effective after the initial effective date of the Registration Statement, or (v) the date that the Company commences a voluntary case or any person commences a proceeding against the Company, a custodian is appointed for the Company or for all or substantially all of its property or the Company makes a general assignment for the benefit of its creditors (the “Commitment Period”).

During the Commitment Period, the purchase price to be paid by Investor for the Common Stock under the Equity Purchase Agreement shall be 95% of the Market Price, which is defined as the lesser of the (i) closing bid price of the Common Stock on the trading day immediately preceding the respective Put Date (as defined in the Equity Purchase Agreement), or (ii) lowest closing bid price of the Common Stock during the Valuation Period (as defined in the Equity Purchase Agreement), in each case as reported by Bloomberg Finance L.P or other reputable source designated by Investor.

The number of Put Shares to be purchased by the Investor shall not exceed the number of such shares that, when aggregated with all other shares of Common Stock then owned by the Investor beneficially or deemed beneficially owned by the Investor, would result in the Investor owning more than the Beneficial Ownership Limitation as determined in accordance with Section 16 of the Exchange Act and the regulations promulgated thereunder. The “Beneficial Ownership Limitation” shall be 4.99% of the number of shares of the Common Stock outstanding immediately after giving effect to the issuance of shares of Common Stock issuable pursuant to a Put Notice.

In accordance with that certain Registration Rights Agreement, the Selling Securityholders are entitled to certain rights with respect to the registration of the Put Shares and Commitment Shares issued in connection with the Equity Purchase Agreement (the “Registrable Securities”). Pursuant to the Registration Rights Agreement, the Company must (i) file the Registration Statement within sixty calendar days from the date of the Registration Rights Agreement, (ii) use reasonable efforts to cause the Registration Statement to be declared effective under the Securities Act of 1933, as amended (the “Securities Act”), as promptly as possible after the filing thereof, but in any event no later than the 90th calendar day following the date of the Registration Rights Agreement, and (iii) use its reasonable efforts to keep such Registration Statement continuously effective under the Securities Act until all of the Commitment Shares and Purchase Shares have been sold thereunder or pursuant to Rule 144. The Company must also take such action as is necessary to register and/or qualify the Registrable Securities under such other securities or blue sky laws of all applicable jurisdictions in the United States.

Effects of Coronavirus on the Company

Due to the digital/remote nature of our business, the coronavirus would have only a limited effect on our operations.

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

Convertible Promissory Notes

For a detailed description of convertible promissory notes of the Company, see “Description of Business— Convertible Promissory Notes.”

Off-Balance Sheet Arrangements

As of December 31, 2021, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K promulgated under the Securities Act reasonably likely to have a material effect on our financial condition.

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

Under the new revenue standards, the Company recognizes revenues when its customer obtains control of promised goods or services, in an amount that reflects the consideration which it expects to receive in exchange for those goods. The Company recognizes revenues following the five-step model prescribed under ASU No. 2014-09: (i) identify contract(s) with a customer; (ii) identify the performance obligations in the contract; (iii) determine the transaction price; (iv) allocate the transaction price to the performance obligations in the contract; and (v) recognize revenues when (or as) we satisfy the performance obligation. The Company recognized revenue from providing temporary and permanent staffing solutions and sale of consumer products.

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

Based on the Company’s evaluations, revenue from Managed Services is reported on a gross basis because the Company has the primary obligation to fulfill the performance obligations and it creates, reviews and controls the services. The Company takes on the risk of payment to any third-party creators and it establishes the contract price directly with its customers based on the services requested in the statement of work. The contract liabilities as of December 31, 2021 and 2020 were $337,500 and $73,648, respectively.

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

Software Development Costs

We apply ASC 350-40, Intangibles—Goodwill and Other—Internal Use Software, in review of certain system projects. These system projects generally relate to software we do not intend to sell or otherwise market. In addition, we apply this guidance to our review of development projects related to software used exclusively for our SaaS subscription offerings. In these reviews, all costs incurred during the preliminary project stages are expensed as incurred. Once the projects have been committed to and it is probable that the projects will meet functional requirements, costs are capitalized. These capitalized software costs are amortized on a project-by-project basis over the expected economic life of the underlying product on a straight-line basis, which is typically two to three years. Amortization commences when the software is available for its intended use. Amounts capitalized related to development of internal use software are included in property and equipment, net, on our Consolidated Balance sheets and related depreciation is recorded as a component of amortization of intangible assets and depreciation in our consolidated statements of operations. During the year ended December 31, 2021 and for the period from January 2, 2020 (inception) to  December 31, 2020, we capitalized approximately $390,936   and $0, respectively, related to internal use software and recorded $10,791 and $0 in related amortization expense, respectively. Unamortized costs of capitalized internal use software totaled $458,033 and $0 as of December 31, 2021 and 2020, respectively.

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

For other intangible assets that are not deemed indefinite-lived, cost is generally amortized on a straight-line basis over the asset’s estimated economic life, except for individually significant customer-related intangible assets that are amortized in relation to total related sales. Amortizable intangible assets are reviewed for impairment whenever events or changes in circumstances indicate that the related carrying amounts may not be recoverable. In these circumstances, they are tested for impairment based on undiscounted cash flows and, if impaired, written down to estimated fair value based on either discounted cash flows or appraised values. The Company impaired $0 and $240,000 of goodwill for the year ended December 31, 2021 and for the period from January 2, 2020 (inception) to  December 31, 2020, respectively.

Impairment of Long-Lived Assets

Long-lived assets, which include property, plant and equipment and intangible assets, are reviewed for impairment whenever events or changes in circumstances indicate the carrying amount of an asset may not be recoverable.

Recoverability of long-lived assets to be held and used is measured by comparing the carrying amount of an asset to the estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated undiscounted future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the assets. Fair value is generally determined using the asset’s expected future discounted cash flows or market value, if readily determinable. Based on its review, the Company believes that, as of December 31, 2021 and 2020, there was no impairment loss of its long-lived assets.

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

The Company used Level 3 inputs for its valuation methodology for the derivative liabilities for conversion feature of the convertible notes in determining the fair value the weighted-average Binomial option pricing model following assumption inputs. The fair value of derivative liability as of December 31, 2021 and 2020 was $513,959 and $304,490, respectively.

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

On October 1, 2020, we early adopted ASU No. 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes (ASU 2019-12), which simplifies the accounting for income taxes. This guidance was effective beginning January 1, 2021, with early adoption permitted. The adoption of this new standard did not have a material impact on our consolidated financial statements.

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

Reference is made to pages F-1 through F-40 comprising a portion of this annual report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Disclosure controls are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Exchange Act, such as this annual report, is recorded, processed, summarized, and reported within the time period specified in the SEC’s rules and forms. Disclosure controls are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including the chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure. Our management evaluated, with the participation of our current chief executive officer and chief financial officer (our “Certifying Officers”), the effectiveness of our disclosure controls and procedures as of December 31, 2021, pursuant to Rule 13a-15(b) under the Exchange Act. Based upon that evaluation, our Certifying Officers concluded that, as of December 31, 2021, our disclosure controls and procedures were effective.   The ineffectiveness of our disclosure controls and procedures was due to the existence of material weaknesses identified below.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2021. In making the assessment, management used the criteria issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO – 2013) in Internal Control-Integrated Framework. Based on its assessment, management concluded that, as of December 31, 2021, our Company’s internal control over financial reporting was effective .

Changes in Internal Control over Financial Reporting

There were changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.   Management has implemented remediation steps in 2021 to address that material weakness and to improve our internal control over financial reporting. Specifically, we expanded and improved our review process for complex and related accounting standards on a monthly basis. We also hired new CFO in 2021 who has extensive financial background in the financial market and external consultant who has public accounting knowledge experience. The Company also implemented accounting policies and procedures in 2021 to improve the segregation of duties and review process.

ITEM 9B. OTHER INFORMATION

None.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Officers and Directors

As of the date of this annual report, our officers and directors are as follows:

Name	Age	Position
Amir Ben-Yohanan	50	Chief Executive Officer and Director, Principal Executive Officer and Principal Financial and Accounting Officer
Dmitry Kaplun	44	Chief Financial Officer
Harris Tulchin	69	Director
Massimiliano Musina	39	Independent Director

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

Dmitry Kaplun. Dmitry Kaplun was appointed as the Company’s Chief Financial Officer on October 7, 2021. Mr. Kaplun, age 44, has over 20 years of financial and general management experience in media, technology and telecom sectors both domestically and internationally. Most recently from March 2020 to August 2021, Mr. Kaplun held the position of Vice President of Finance for NBCUniversal Telemundo Enterprises and between 2010 and 2017 he held various positions of Finance Director, Vice President Finance and Operations and Senior Vice President Business Operations & GM for Latin America for Fox International Productions, a foreign language film production division of 20th Century Fox. Throughout his career, Mr. Kaplun has also consulted for various media and technology companies and was a producer/investor in film projects. He holds an undergraduate degree in Finance from the University of Florida, a joint MBA from Maastricht Business School in the Netherlands/Audencia Nantes School of Management in France and a Masters in Finance from IE Business School in Spain.

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

Massimiliano Musina. Mr. Musina is a managing partner of Spout, a podcast media company, where he has been since 2020 to the present. He is also Founder and CEO of The Map Group, a Film and TV production and Financing company, where he has been from 2016 to the present. Mr. Mussina is also a co-founder of the Podcast and Media company called Gulfstream Studios, where he has been from 2021 to the present.

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

Director Independence

We have two independent directors (Massimiliano Musina and Gary Marenzi), as such term is defined in the listing standards of The NASDAQ Stock Market, at this time. The Company is not quoted on any exchange that requires director independence requirements.

Family Relationships

None.

Involvement in Certain Legal Proceedings

No executive officer, member of the Board of Directors or control person of our Company has been involved in any legal proceeding listed in Item 401(f) of Regulation S-K in the past 10 years.

Board Leadership Structure and Board’s Role in Risk Oversight

We have not separated the positions of Chairman of the Board and Chief Executive Officer. Amir Ben-Yohanan has served as our Chairman and Chief Executive Officer since June 30, 2020. We believe that combining the positions of Chairman and Chief Executive Officer allows for focused leadership of our organization which benefits us in our relationships with investors, customers, suppliers, employees and other constituencies. We believe that consolidating the leadership of the Company under Mr. Ben-Yohanan   is the appropriate leadership structure for our Company and that any risks inherent in that structure are balanced by the oversight of our other independent directors on our Board. However, no single leadership model is right for all companies and at all times. The Board recognizes that depending on the circumstances, other leadership models, such as the appointment of a lead independent director, might be appropriate. Accordingly, the Board may periodically review its leadership structure. In addition, following the completion of the offering, the Board will hold executive sessions in which only independent directors are present.

Our Board is generally responsible for the oversight of corporate risk in its review and deliberations relating to our activities. Our principal source of risk falls into two categories, financial and product commercialization. Our Board regularly reviews information regarding our cash position, liquidity and operations, as well as the risks associated with each. The Board regularly reviews plans, results and potential risks related to our business. The Board is also expected to oversee risk management as it relates to our compensation plans, policies and practices for all employees including executives and directors, particularly whether our compensation programs may create incentives for our employees to take excessive or inappropriate risks which could have a material adverse effect on the Company.

Limitation on Liability and Indemnification of Officers and Directors

Our Articles of Incorporation provides that our officers and directors will be indemnified by us to the fullest extent authorized by Nevada law, as it now exists or may in the future be amended. In addition, our articles of incorporation and section 138 of the Nevada Business Corporation Act provide that our directors will not be personally liable for monetary damages to us for breaches of their fiduciary duty as directors unless such breach involves intentional misconduct, fraud, or a knowing violation of the law.

Our articles of incorporation also permit us to maintain insurance on behalf of any officer, director or employee for any liability arising out of his or her actions, regardless of whether Delaware law would permit such indemnification. We have purchased a policy of directors’ and officers’ liability insurance that insures our officers and directors against the cost of defense, settlement or payment of a judgment in some circumstances and insures us against our obligations to indemnify our officers and directors.

These provisions may discourage stockholders from bringing a lawsuit against our directors for breach of their fiduciary duty. These provisions also may have the effect of reducing the likelihood of derivative litigation against officers and directors, even though such an action, if successful, might otherwise benefit us and our stockholders. Furthermore, a stockholder’s investment may be adversely affected to the extent we pay the costs of settlement and damage awards against officers and directors pursuant to these indemnification provisions.

We believe that these provisions and the insurance are necessary to attract and retain talented and experienced officers and directors.

ITEM 11. EXECUTIVE COMPENSATION

Executive compensation was paid during the fiscal year ended December 31, 2021   but no compensation during the fiscal year ended December 31, 2020 to the officers and directors of the Company. However, the Company has entered into Employment Agreements, a Consulting Agreement, and Directors Agreements with its officers and directors, as applicable, as described below.

The following table presents information regarding the total compensation earned by our executive officers who were serving as executive officers as of December 31, 2021 for services rendered in all capacities to us for the   years ended December 31, 2021 and 2020.

Name and Principal Position	Year	Salary ($USD)	Bonus ($USD)	Stock Based Awards ($USD)	Others ($USD)	Total ($USD)
Amir Ben-Yohanan	2021	233,333	221,666	100,000	–	554,999
Chairman of the Board, CEO, Principal Accounting Officer	2020	–	–	25,000	–	25,000

Harris Tulchin	2021	285,000	81,666	100,000	–	466,666
Chief Legal Officer	2020	–	–	25,000	–	25,000

Dmitry Kaplun	2021	64,615	–	–	–	64,615
Chief Financial Officer	2020	–	–	–	–	–

Employment Agreements

See Employment Agreements on page 30 of this annual report.

2021 Equity Incentive Plan

Overview

The Board of Directors and shareholders holding a majority of the Company’s voting capital approved and adopted the Tongji Healthcare Group, Inc. 2020 Equity Incentive Plan (the “2020 Plan”) on November 24, 2020. The 2020 Plan authorizes the issuance of up to an aggregate maximum of 13,890,000 shares of the common stock, subject to adjustment as described in the 2020 Plan. The 2020 Plan shall be administered by the Board or one or more committees appointed by the Board or another committee (“Administrator”). The Administrator, in its discretion, selects the individuals to whom awards may be granted, the time or times at which such awards are granted, and the terms of such awards. The 2020 Plan authorizes the Company to grant stock options, stock appreciation rights, restricted shares, restricted share unit, cash awards, other awards, and performance-based awards. Awards may be granted to the Company’s officers, employees, directors and consultants.

The purpose of 2020 Plan is to promote the success of the Company and to increase stockholder value by providing an additional means through the grant of awards to attract, motivate, retain and reward selected employees and other eligible persons. The Board may, at any time, terminate or, from time to time, amend, modify or suspend this 2020 Plan, in whole or in part. To the extent then required by applicable law or any applicable stock exchange or required under the Internal Revenue Code to preserve the intended tax consequences of the 2020 Plan, or deemed necessary or advisable by the Board, the 2020 Plan and any amendment to the 2020 Plan shall be subject to stockholder approval. Unless earlier terminated by the Board, the 2020 Plan will terminate ten years from the date of adoption.

Authorized Shares

A total of shares of the Company’s common stock are authorized for issuance pursuant to the 2020 Plan. Subject to adjustment as provided in the 2020 Plan, the maximum aggregate number of shares that may be issued under the 2020 Plan will be cumulatively increased on each subsequent January 1 by a number of shares equal to the smaller of (i) 3% of the number of shares of common stock issued and outstanding on the immediately preceding December 31, or (ii) an amount determined by the Board.

Additionally, if any award issued pursuant to the 2020 Plan expires or becomes unexercisable without having been exercised in full, is surrendered pursuant to an exchange program, as provided in the 2020 Plan, or, with respect to restricted stock, restricted stock units (“RSUs”), performance units or performance shares, is forfeited to or repurchased by the Company due to the failure to vest, the unpurchased shares (or for awards other than stock options or stock appreciation rights the forfeited or repurchased shares) which were subject thereto will become available for future grant or sale under the 2020 Plan (unless the 2020 Plan has terminated). With respect to stock appreciation rights, only shares actually issued pursuant to a stock appreciation right will cease to be available under the 2020 Plan; all remaining shares under stock appreciation rights will remain available for future grant or sale under the 2020 Plan (unless the 2020 Plan has terminated). Shares that have actually been issued under the 2020 Plan under any award will not be returned to the 2020 Plan and will not become available for future distribution under the 2020 Plan; provided, however, that if shares issued pursuant to awards of restricted stock, restricted stock units, performance shares or performance units are repurchased by the Company or are forfeited to the Company due to the failure to vest, such shares will become available for future grant under the 2020 Plan. Shares used to pay the exercise price of an award or to satisfy the tax withholdings related to an award will become available for future grant or sale under the 2020 Plan. To the extent an award under the 2020 Plan is paid out in cash rather than shares, such cash payment will not result in reducing the number of shares available for issuance under the 2020 Plan.

Notwithstanding the foregoing and, subject to adjustment as provided in the 2020 Plan, the maximum number of shares that may be issued upon the exercise of incentive stock options will equal the aggregate share number stated above, plus, to the extent allowable under Section 422 of the Internal Revenue Code of 1986, as amended, and regulations promulgated thereunder, any shares that become available for issuance under the 2020 Plan in accordance with the foregoing.

Plan Administration

The Board or one or more committees appointed by the Board will administer the 2020 Plan. In addition, if the Company determines it is desirable to qualify transactions under the 2020 Plan as exempt under Rule 16b-3 of the Securities Exchange Act of 1934, as amended, such transactions will be structured with the intent that they satisfy the requirements for exemption under Rule 16b-3. Subject to the provisions of the 2020 Plan, the administrator has the power to administer the 2020 Plan and make all determinations deemed necessary or advisable for administering the 2020 Plan, including the power to determine the fair market value of the Company’s common stock, select the service providers to whom awards may be granted, determine the number of shares covered by each award, approve forms of award agreements for use under the 2020 Plan, determine the terms and conditions of awards (including the exercise price, the time or times at which the awards may be exercised, any vesting acceleration or waiver or forfeiture restrictions and any restriction or limitation regarding any award or the shares relating thereto), construe and interpret the terms of the 2020 Plan and awards granted under it, prescribe, amend and rescind rules relating to the 2020 Plan, including creating sub-plans and modify or amend each award, including the discretionary authority to extend the post-termination exercisability period of awards (provided that no option or stock appreciation right will be extended past its original maximum term), and to allow a participant to defer the receipt of payment of cash or the delivery of shares that would otherwise be due to such participant under an award. The administrator also has the authority to allow participants the opportunity to transfer outstanding awards to a financial institution or other person or entity selected by the administrator and to institute an exchange program by which outstanding awards may be surrendered or cancelled in exchange for awards of the same type which may have a higher or lower exercise price or different terms, awards of a different type or cash, or by which the exercise price of an outstanding award is increased or reduced. The administrator’s decisions, interpretations and other actions are final and binding on all participants.

Eligibility

Awards under the 2020 Plan, other than incentive stock options, may be granted to employees (including officers) of the Company or a subsidiary, members of the Company’s Board, or consultants engaged to render bona fide services to the Company or a subsidiary. Incentive stock options may be granted only to employees of the Company or a subsidiary.

Stock Options

Stock options may be granted under the 2020 Plan. The exercise price of options granted under the 2020 Plan generally must at least be equal to the fair market value of the Company’s common stock on the date of grant. The term of each option will be as stated in the applicable award agreement; provided, however, that the term may be no more than 10 years from the date of grant. The administrator will determine the methods of payment of the exercise price of an option, which may include cash, shares or other property acceptable to the administrator, as well as other types of consideration permitted by applicable law. After the termination of service of an employee, director or consultant, they may exercise their option for the period of time stated in their option agreement. In the absence of a specified time in an award agreement, if termination is due to death or disability, the option will remain exercisable for 12 months. In all other cases, in the absence of a specified time in an award agreement, the option will remain exercisable for three months following the termination of service. An option may not be exercised later than the expiration of its term. Subject to the provisions of the 2020 Plan, the administrator determines the other terms of options.

Stock Appreciation Rights

Stock appreciation rights may be granted under the 2020 Plan. Stock appreciation rights allow the recipient to receive the appreciation in the fair market value of the Company’s common stock between the exercise date and the date of grant. Stock appreciation rights may not have a term exceeding 10 years. After the termination of service of an employee, director or consultant, they may exercise their stock appreciation right for the period of time stated in their stock appreciation right agreement. In the absence of a specified time in an award agreement, if termination is due to death or disability, the stock appreciation rights will remain exercisable for 12 months. In all other cases, in the absence of a specified time in an award agreement, the stock appreciation rights will remain exercisable for three months following the termination of service. However, in no event may a stock appreciation right be exercised later than the expiration of its term. Subject to the provisions of the 2020 Plan, the administrator determines the other terms of stock appreciation rights, including when such rights become exercisable and whether to pay any increased appreciation in cash or with shares of the Company’s common stock, or a combination thereof, except that the per share exercise price for the shares to be issued pursuant to the exercise of a stock appreciation right will be no less than 100% of the fair market value per share on the date of grant.

Restricted Stock

Restricted stock may be granted under the 2020 Plan. Restricted stock awards are grants of shares of the Company’s common stock that vest in accordance with terms and conditions established by the administrator. The administrator will determine the number of shares of restricted stock granted to any employee, director or consultant and, subject to the provisions of the 2020 Plan, will determine the terms and conditions of such awards. The administrator may impose whatever conditions to vesting it determines to be appropriate (for example, the administrator may set restrictions based on the achievement of specific performance goals or continued service to the Company); provided, however, that the administrator, in its sole discretion, may accelerate the time at which any restrictions will lapse or be removed. Recipients of restricted stock awards generally will have voting and dividend rights with respect to such shares upon grant without regard to vesting, unless the administrator provides otherwise. Shares of restricted stock that do not vest are subject to the Company’s right of repurchase or forfeiture.

Restricted Stock Units

RSUs may be granted under the 2020 Plan. RSUs are bookkeeping entries representing an amount equal to the fair market value of one share of the Company’s common stock. Subject to the provisions of the 2020 Plan, the administrator determines the terms and conditions of RSUs, including the vesting criteria and the form and timing of payment. The administrator may set vesting criteria based upon the achievement of Company-wide, divisional, business unit or individual goals (including continued employment or service), applicable federal or state securities laws or any other basis determined by the administrator in its discretion. The administrator, in its sole discretion, may pay earned RSUs in the form of cash, in shares of the Company’s common stock or in some combination thereof. Notwithstanding the foregoing, the administrator, in its sole discretion, may accelerate the time at which any vesting requirements will be deemed satisfied.

Performance Units and Performance Shares

Performance units and performance shares may be granted under the 2020 Plan. Performance units and performance shares are awards that will result in a payment to a participant only if performance goals established by the administrator are achieved or the awards otherwise vest. The administrator will establish performance objectives or other vesting criteria in its discretion, which, depending on the extent to which they are met, will determine the number or the value of performance units and performance shares to be paid out to participants. The administrator may set performance objectives based on the achievement of Company-wide, divisional, business unit or individual goals (including continued employment or service), applicable federal or state securities laws or any other basis determined by the administrator in its discretion. After the grant of a performance unit or performance share, the administrator, in its sole discretion, may reduce or waive any performance criteria or other vesting provisions for such performance units or performance shares. Performance units shall have an initial dollar value established by the administrator on or prior to the grant date. Performance shares shall have an initial value equal to the fair market value of the Company’s common stock on the grant date. The administrator, in its sole discretion, may pay earned performance units or performance shares in the form of cash, in shares or in some combination thereof.

Non-Employee Directors

The 2020 Plan provides that all non-employee directors will be eligible to receive all types of awards (except for incentive stock options) under the 2020 Plan. The 2020 Plan includes a maximum limit of $750,000 of equity awards that may be granted to a non-employee director in any fiscal year, increased to $1,500,000 in connection with his or her initial service. For purposes of this limitation, the value of equity awards is based on the grant date fair value (determined in accordance with accounting principles generally accepted in the United States). Any equity awards granted to a person for their services as an employee, or for their services as a consultant (other than as a non-employee director), will not count for purposes of the limitation. The maximum limit does not reflect the intended size of any potential compensation or equity awards to the Company’s non-employee directors.

Non-transferability of Awards

Unless the administrator provides otherwise, the 2020 Plan generally does not allow for the transfer of awards and only the recipient of an award may exercise an award during their lifetime. If the administrator makes an award transferrable, such award will contain such additional terms and conditions as the administrator deems appropriate.

Certain Adjustments

In the event of certain changes in the Company’s capitalization, to prevent diminution or enlargement of the benefits or potential benefits available under the 2020 Plan, the administrator will adjust the number and class of shares that may be delivered under the 2020 Plan or the number, and price of shares covered by each outstanding award and the numerical share limits set forth in the 2020 Plan.

Dissolution or Liquidation

In the event of the Company’s proposed liquidation or dissolution, the administrator will notify participants as soon as practicable and all awards will terminate immediately prior to the consummation of such proposed transaction.

Merger or Change in Control

The 2020 Plan provides that in the event of the Company’s merger with or into another corporation or entity or a “change in control” (as defined in the 2020 Plan), each outstanding award will be treated as the administrator determines, including, without limitation, that (i) awards will be assumed, or substantially equivalent awards will be substituted, by the acquiring or succeeding corporation (or an affiliate thereof) with appropriate adjustments as to the number and kind of shares and prices; (ii) upon written notice to a participant, that the participant’s awards will terminate upon or immediately prior to the consummation of such merger or change in control; (iii) outstanding awards will vest and become exercisable, realizable or payable, or restrictions applicable to an award will lapse, in whole or in part, prior to or upon consummation of such merger or change in control and, to the extent the administrator determines, terminate upon or immediately prior to the effectiveness of such merger or change in control; (iv) (A) the termination of an award in exchange for an amount of cash or property, if any, equal to the amount that would have been attained upon the exercise of such award or realization of the participant’s rights as of the date of the occurrence of the transaction (and, for the avoidance of doubt, if as of the date of the occurrence of the transaction the administrator determines in good faith that no amount would have been attained upon the exercise of such award or realization of the participant’s rights, then such award may be terminated by the Company without payment) or (B) the replacement of such award with other rights or property selected by the administrator in its sole discretion; or (v) any combination of the foregoing. The administrator will not be obligated to treat all awards, all awards a participant holds, or all awards of the same type, similarly. In the event that awards (or portion thereof) are not assumed or substituted for in the event of a merger or change in control, the participant will fully vest in and have the right to exercise all of their outstanding options and stock appreciation rights, including shares as to which such awards would not otherwise be vested or exercisable, all restrictions on restricted stock and RSUs will lapse and, with respect to awards with performance-based vesting, all performance goals or other vesting criteria will be deemed achieved at 100% of target levels and all other terms and conditions met, in all cases, unless specifically provided otherwise under the applicable award agreement or other written agreement between the participant and the Company or any of the Company’s subsidiaries or parents, as applicable. If an option or stock appreciation right is not assumed or substituted in the event of a merger or change in control, the administrator will notify the participant in writing or electronically that the option or stock appreciation right will be exercisable for a period of time determined by the administrator in its sole discretion and the vested option or stock appreciation right will terminate upon the expiration of such period.

For awards granted to an outside director, the outside director will fully vest in and have the right to exercise all of their outstanding options and stock appreciation rights, all restrictions on restricted stock and RSUs will lapse and, for awards with performance-based vesting, unless specifically provided for in the award agreement, all performance goals or other vesting criteria will be deemed achieved at 100% of target levels and all other terms and conditions met.

Clawback

Awards will be subject to any Company clawback policy that the Company is required to adopt pursuant to the listing standards of any national securities exchange or association on which the Company’s securities are listed or as is otherwise required by the Dodd-Frank Wall Street Reform and Consumer Protection Act or other applicable laws. The administrator also may specify in an award agreement that the participant’s rights, payments or benefits with respect to an award will be subject to reduction, cancellation, forfeiture or recoupment upon the occurrence of certain specified events. The Board may require a participant to forfeit, return or reimburse the Company all or a portion of the award or shares issued under the award, any amounts paid under the award and any payments or proceeds paid or provided upon disposition of the shares issued under the award in order to comply with such clawback policy or applicable laws.

Amendment and Termination

The administrator has the authority to amend, suspend or terminate the 2020 Plan provided such action does not impair the existing rights of any participant. The 2020 Plan automatically will terminate in June of 2031, unless it is terminated sooner.

Director Compensation

Historically, our directors have not received compensation for their service. Each of our non-employee directors will receive $25,000 in shares of our common stock per quarter. We will reimburse our non-employee directors for reasonable travel expenses incurred in attending board and committee meetings. We also intend to allow our non-employee directors to participate in any equity compensation plans that we adopt in the future.

Executive Compensation Philosophy

Our Board of Directors determines the compensation given to our executive officers in their sole determination. Our Board of Directors reserves the right to pay our executives or any future executives a salary, and/or issue them shares of common stock issued in consideration for services rendered and/or to award incentive bonuses which are linked to our performance, as well as to the individual executive officer’s performance. This package may also include long-term stock based compensation to certain executives, which is intended to align the performance of our executives with our long-term business strategies. Additionally, while our Board of Directors has not granted any performance base stock options to date, the Board of Directors reserves the right to grant such options in the future, if the Board in its sole determination believes such grants would be in the best interests of the Company.

Incentive Bonus

The Board of Directors may grant incentive bonuses to our executive officers and/or future executive officers in its sole discretion, if the Board of Directors believes such bonuses are in the Company’s best interest, after analyzing our current business objectives and growth, if any, and the amount of revenue we are able to generate each month, which revenue is a direct result of the actions and ability of such executives.

Long-Term, Stock Based Compensation

In order to attract, retain and motivate executive talent necessary to support the Company’s long-term business strategy we may award our executives and any future executives with long-term, stock-based compensation in the future, at the sole discretion of our Board of Directors.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth information regarding the beneficial ownership of our common stock as of March 29, 2022 by:

●	each person known by us to be the beneficial owner of more than 5% of our outstanding shares of common stock;
●	each of our executive officers and directors that beneficially owns shares of our common stock; and
●	all our executive officers and directors as a group.

In the table below, percentage ownership is based on 116,553,686 shares of our common stock issued and outstanding as of March 29, 2022. Unless otherwise noted below, the address  for each beneficial owner listed on the table is in care of Clubhouse Media Group, Inc., 3651 Lindell Road, D517, Las Vegas, Nevada 89103. We have determined beneficial ownership in accordance with the rules of the SEC. We believe, based on the information furnished to us, that the persons and entities named in the tables below have sole voting and investment power with respect to all shares of common stock that they beneficially own, subject to applicable community property laws.

Name and Address of Beneficial Owner	Number of Shares Beneficially Owned (1)	Percentage of Outstanding Common Stock
Amir Ben-Yohanan (2)	57,059,335	49.0%
Dmitry Kaplun (4)	58,824	*
Massimiliano Musina	-	-
Harris Tulchin (3)	600,939	* %
All executive officers and directors as a group (4 persons)	57,719,098	49.5%

*	Below 1%.

(1)	Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities. Pursuant to Rules 13d-3 and 13d-5 of the Exchange Act, beneficial ownership includes any shares as to which a shareholder has sole or shared voting power or investment power, and also any shares which the shareholder has the right to acquire within 60 days, including upon exercise of common shares purchase options or warrants. We did not deem these shares outstanding, however, for the purpose of computing the percentage ownership of any other person.
(2)	Mr. Ben-Yohanan beneficially owns one share of Series X Preferred Stock which has a number of votes equal to all of the other votes entitled to be cast on any matter by any other shares or securities of the Company plus one, but does not have any economic or other interest in the Company.
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

(4)	Pursuant to the terms of the Restricted Stock Agreement, the Board granted Mr. Kaplun 58,824 shares of restricted common stock on October 7, 2021. 25% of the shares vest on each of the three-month, six-month, nine-month and 12-month anniversaries of the grant date.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The following includes a summary of transactions since the beginning of the 2020 fiscal year, or any currently proposed transaction, in which we were or are to be a participant and the amount involved exceeded or exceeds the lesser of $120,000 or 1% of the average of their total assets at year-end for the last two completed fiscal years, and in which any related person had or will have a direct or indirect material interest (other than compensation described under “Executive Compensation”). We believe the terms obtained or consideration that we paid or received, as applicable, in connection with the transactions described below were comparable to terms available or the amounts that would be paid or received, as applicable, in arm’s-length transactions.

Related Party Transactions

As of December 31, 2020, the Company’s Chief Executive Officer had advanced $2,162,562 to the Company for payment of the Company’s operating expenses. The Company recorded $15.,920 and $87,213 as imputed interest and recorded as additional paid in capital for the year ended December 31, 2021 and for the period from January 2, 2020 (inception) to  December 31, 2020, respectively from the loan advanced by the Company’s Chief Executive Officer.

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

For the three and nine months ended September 30, 2021, the Company paid the Company’s Chief Executive Officer interest of $0 and $67,163, respectively.

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

As of December 31, 2021 and December 31, 2020, The Company has a payable balance owed to the sellers of Magiclytics of $97,761 and $0 from the acquisition of Magiclytics on February 3, 2021.

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

Policy for Approval of Related Party Transactions

We have adopted a written policy relating to the approval or ratification of ”related party transactions.” A “related party transaction” is any consummated or proposed transaction or series of transactions: (i) in which the company was or is to be a participant; (ii) the amount of which exceeds (or is reasonably expected to exceed) $120,000 in the aggregate over the duration of the transaction (without regard to profit or loss); and (iii) in which a “related party” had, has or will have a direct or indirect material interest. “Related parties” under this policy will include: (i) our directors, nominees for director or executive officers; (ii) any record or beneficial owner of more than 5% of any class of our voting securities; (iii) any immediate family member of any of the foregoing if the foregoing person is a natural person; and (iv) any other person who maybe a “related person” pursuant to Item 404 of Regulation S-K under the Exchange Act. Pursuant to the policy, the audit committee (or the full Board of Directors, in the absence of an audit committee) will consider (i) the relevant facts and circumstances of each related party transaction, including if the transaction is on terms comparable to those that could be obtained in arm’s-length dealings with an unrelated third party, (ii) the extent of the related party’s interest in the transaction, (iii) whether the transaction contravenes our code of ethics or other policies, (iv) whether the audit committee (or the Board of Directors, as the case may be) believes the relationship underlying the transaction to be in the best interests of the Company and its stockholders and (v) the effect that the transaction may have on a director’s status as an independent member of the board and on his or her eligibility to serve on the board’s committees. Management will present to the audit committee (or the Board of Directors, as the case may be) each proposed related party transaction, including all relevant facts and circumstances relating thereto. Under the policy, we may consummate related party transactions only if our audit committee (or the Board of Directors, as the case may be) approves or ratifies the transaction in accordance with the guidelines set forth in the policy. The policy does not permit any director or executive officer to participate in the discussion of, or decision concerning, a related person transaction in which he or she is the related party.

Director Independence

We have one independent director (Massimiliano Musina), as such term is defined in the listing standards of The NASDAQ Stock Market, at this time. The Company is not quoted on any exchange that requires director independence requirements.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Fruci has served as the Company’s independent registered public accounting firm since September 8, 2020. The following is a summary of fees paid or to be paid to Fruci for the fiscal years ended December 31, 2021 and 2020.

	Year Ended December 31,
	2021	2020
Audit Fees	$45,000	$17,000
Audit Related Fees	$—	$—
Tax Fees	$—	$—
All Other Fees	$4,750	$—
Total	$49,750	$17,000

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

Item 16. Form 10-K Summary

Not applicable.

EXHIBIT INDEX

Exhibit	Description
3.1	Articles of Incorporation of the Company. (incorporated by reference to Exhibit 3.1 to the Company’s registration statement on Form SB-2 filed with the Securities and Exchange Commission on February 13, 2007).
3.2	Certificate of Amendment to the Company’s Articles of Incorporation (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 10, 2020).
3.3	Amended and Restated Bylaws of the Company (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on June 29, 2020).
3.4	Form of Series X Preferred Stock Certificate of Designations filed November 12, 2020 with the Secretary of State of Nevada. (incorporated by reference to Exhibit 3.4 to the Company’s Current Report on Form 8-K filed November 12, 2020).
3.5	Certificate of Amendment to Articles of Incorporation filed November 2, 2020 with the Secretary of State of Nevada (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on November 4, 2020).
10.1	Share Exchange Agreement dated August 11, 2020 by and between Tongji Healthcare Group, Inc., West of Hudson Group, Inc., Amir Ben-Yohanan, Chris Young, Simon Yu and Mr. Ben-Yohanan as the representative of the WOHG Shareholders. (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on August 11, 2020).
10.2	Custodian Discharge Order (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed November 12, 2020).
10.3+*	Independent Director Agreement by and between the Company and Massimiliano Musina dated October 9, 2021).
10.4+	Director Agreement by and between the Company and Harris Tulchin dated August 5, 2020 (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed August 11, 2020).
10.5	Lease Agreement dated August 3, 2020 for Not a Content House – Beverly Hills (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed November 11, 2020).
10.6	Lease Agreement dated September 6, 2020 for Clubhouse Europe (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed November 12, 2020).
10.7	Exchange Agreement dated July 9, 2020 between the West of Hudson Group, Inc., Amir Ben-Yohanan, Chris Young and Simon Yu (incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed November 12, 2020).
10.8	Promissory Note issued by West of Hudson Group, Inc., as borrower, to Amir Ben-Yohanan, as Lender, dated January 2, 2020 (incorporated by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K filed November 12, 2020).

10.9	Waiver Pursuant to Share Exchange Agreement dated November 11, 2020 by and between Tongji Healthcare Group, Inc., West of Hudson Group, Inc., Amir Ben-Yohanan, Chris Young, Simon Yu and Mr. Ben-Yohanan as the representative of the WOHG Shareholders. (incorporated by reference to Exhibit 10.7 to the Company’s Current Report on Form 8-K filed November 12, 2020).
10.11	Amended and Restated Share Exchange Agreement dated February 3, 2021 (incorporated by reference to Exhibit 2.1 of the Company’s Current Report on Form 8-K filed February 8, 2021).
10.12	Promissory Note issued by the Company to Amir Ben-Yohanan dated February 2, 2021 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed February 8, 2021).
10.13+	Consulting Agreement between the Company and Chris Young dated February 3, 2021 (incorporated by reference to Exhibit 10.8 to the Company’s Current Report on Form 8-K filed February 8, 2021).
10.14	Securities Purchase Agreement between the Company and Tiger Trout Capital Puerto Rico, LLC dated January 29, 2021 (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed February 8, 2021).
10.15	Convertible Promissory Note issued by the Company to Tiger Trout Capital Puerto Rico, LLC dated January 29, 2021 (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed February 8, 2021).
10.16	Securities Purchase Agreement between the Company and GS Capital Partners, LLC dated January 25, 2021 (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed February 8, 2021).
10.17	Convertible Promissory Note issued by the Company to GS Capital Partners, LLC dated January 25, 2021 (incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed February 8, 2021).
10.18	Securities Purchase Agreement between the Company and ProActive Capital SPV I, LLC dated January 20, 2021 (incorporated by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K filed February 8, 2021).
10.19	Convertible Promissory Note issued by the Company to ProActive Capital SPV I, LLC dated January 20, 2021 (incorporated by reference to Exhibit 10.7 to the Company’s Current Report on Form 8-K filed February 8, 2021).
10.20	Securities Purchase Agreement between the Company and GS Capital Partners, LLC dated February 19, 2021 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on February 25, 2021).
10.21	Convertible Promissory Note issued by the Company to GS Capital Partners, LLC dated February 19, 2021 (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on February 25, 2021).
10.22	Securities Purchase Agreement between the Company and Labrys Fund, LP dated March 11, 2021 (incorporated by reference to Exhibit 10.22 to the Company’s Annual Report on Form 10-K filed with the SEC on March 15, 2021).
10.23	Convertible Promissory Note issued by the Company to Labrys Fund, LP dated March 11, 2021 (incorporated by reference to Exhibit 10.23 to the Company’s Annual Report on Form 10-K filed with the SEC on March 15, 2021).
24.1	Power of attorney (included on signature page).
31.1*	Certification by the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification by the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification by the Chief Executive Officer (and Principal Financial Officer) Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	Inline XBRL Instance Document.
101.SCH*	Inline XBRL Taxonomy Extension Schema.
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase.
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase.
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase.
101.DEF*	Inline XBRL Taxonomy Extension Definition Document.
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

*	Filed herewith.
**	Furnished herewith.
+	Management contract, compensation plan or arrangement.

CLUBHOUSE MEDIA GROUP, INC.

Index to Financial Statements

Report of Independent Registered Public Accounting Firm (PCAOB ID: 5525)	F-2
Consolidated Balance Sheet as of December 31, 2021 and 2020	F-3
Consolidated Statement of Operations and Comprehensive Loss for the twelve months ended December 31, 2021 and the period from January 2, 2020 (inception) to December 31, 2020	F-4
Consolidated Statement of Stockholders’ Equity for the twelve months ended December 31, 2021 and the period from January 2, 2020 (inception) to December 31, 2020	F-5
Consolidated Statement of Cash Flows for the twelve months ended December 31, 2021 and the period from January 2, 2020 (inception) to December 31, 2020	F-6
Notes to Audited Consolidated Financial Statements	F-7

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Clubhouse Media Group, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Clubhouse Media Group, Inc. (“the Company”) as of December 31, 2021 and 2020, and the related consolidated statements of operations, changes in stockholders’ equity (deficit), and cash flows for each of the years in the two-year period ended December 31, 2021, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020 and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2021, in conformity with accounting principles generally accepted in the United States of America.

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the financial statements, the Company has an accumulated deficit, net losses, and negative working capital. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

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

Revenue recognition and completeness— Refer to Note 2 to the financial statements

Critical Audit Matter Description

The Company has a substantial increase in revenue generating activities, from an increasing number of sources, and is dependent on third-party influencers creating and publishing agreed upon media subject to varying timelines not always directly under the Company’s direct control. The nature of the Company’s contracts with customers require consideration of whether the Company acts as either the principal or agent in the contracts, which includes subjective analysis of the level of control the Company maintains related to the contracts.

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to evaluating the Company’s revenue and revenue recognition policy and related accounts included the following, among others:

●	Confirmation with contractors/agencies responsible for connecting the Company to customers.

●	Independent assessment of whether the Company’s conclusion that it maintains control in its revenue generating contracts is reasonable, and as such, gross presentation of revenue is appropriate.

●	Reviewed revenue from all sources on a monthly basis and inquired as to any activity that was not consistent with our expectations based on our understanding of the Company and its operations.

●	Performed analytical procedures of revenue and cash receipt activities surrounding year end to determine any unusual fluctuations that required further inquiry or substantiation.

●	Testing of a sample of revenue transactions during year, including transactions near year end, to determine the agreed-upon media was completed and released and recorded in the appropriate period.

We have served as the Company’s auditor since 2020. Spokane, Washington
March 29, 2022

Clubhouse Media Group, Inc.

Consolidated Balance Sheets

	As of December 31,	As of December 31,
	2021	2020
Assets
Current assets:
Cash and cash equivalents	$299,520	$37,774
Accounts receivable, net	243,381	213,422
Prepaid expense	449,954	–
Other current assets	–	219,000
Total current assets	992,855	470,196

Property and equipment, net	67,651	64,792
Intangibles	458,033	–
Total assets	$1,518,539	$534,988

Liabilities and stockholders’ equity (deficit)
Current liabilities:
Accounts payable and accrued liabilities	1,620,661	$219,852
Deferred revenue	337,500	73,648
Convertible notes payable, net	5,761,479	19,493
Shares to be issued	1,047,885	87,029
Derivative liability	513,959	304,490
Due to related parties	-	–
Total current liabilities	9,281,484	704,512

Convertible notes payable, net - related party	1,386,919	–
Notes payable - related party	–	2,162,562
Total liabilities	10,668,403	2,867,074

Commitments and contingencies	–	–

Stockholders’ equity (deficit):
Preferred stock, par value $0.001, authorized 50,000,000 shares; 1 shares issued and outstanding at December 31, 2021 and December 31, 2020	–	–
Common stock, par value $0.001, authorized 500,000,000 shares; 97,785,107 and 92,682,632 shares issued and outstanding at December 31, 2021 and December 31, 2020, respectively	97,785	92,682
Additional paid-in capital	15,656,425	152,953
Accumulated deficit	(24,904,074)	(2,577,721)
Total stockholders’ equity (deficit)	(9,149,864)	(2,332,086)
Total liabilities and stockholders’ equity (deficit)	$1,518,539	$534,988

See Accompanying Notes to Consolidated Financial Statements.

Clubhouse Media Group, Inc.

Consolidated Statements of Operations

	For the Year Ended December 31, 2021	For the period from January 2, 2020 (inception) to December 31, 2020

Total revenue, net	$4,253,765	$1,010,405
Cost of sales	3,470,862	579,855
Gross profit	782,903	430,550

Operating expenses:
Advertising expenses	118,697	27,810
Selling, general, and administrative	2,584,686	385,889
Salaries & wages	2,315,444	–
Professional and consultant fees	8,551,532	838,056
Production expenses	225,036	242,937
Impairment of goodwill	–	240,000
Rent expense	1,719,026	990,413
Total operating expenses	15,514,421	2,725,105

Operating loss	(14,731,518)	(2,294,555)

Other (income) expenses:
Interest expense, net	2,151,553	195,214
Amortization of debt discounts, net	5,932,883	26,993
Loss in extinguishment of debt - related party	297,138	-
Other (income) expense, net	162,093	(70)
Change in fair value of derivative liability	(1,029,530)	61,029
Total other (income) expenses	7,514,138	283,166

Loss before income taxes	(22,245,656)	(2,577,721)

Income tax (benefit) expense	-	-
Net loss	$(22,245,656)	$(2,577,721)

Basic and diluted weighted average shares outstanding	95,150,297	52,099,680

Basic and diluted net loss per share	$(0.23)	$(0.05)

See Accompanying Notes to Consolidated Financial Statements.

Clubhouse Media Group, Inc.

Consolidated Statements of Stockholder’s Equity (Deficit)

	Common Stock		Preferred Stock		Paid-In	Accumulated	Total Stockholder’s
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity

Balance at January 2, 2020 (inception)	-	$-	-	$-	-	-	-
Shares outstanding as of the recapitalization	45,812,191	45,812	-	-	-	-	45,812
Shares issued in recapitalization	46,811,195	46,811	1	-	(92,323)	-	(45,512)
Stock compensation expense	30,231	30	-	-	73,552	-	73,582
Conversion of convertible debt	10,833	11	-	-	34,529	-	34,540
Shares issued to settle accounts payable	18,182	18	-	-	49,982	-	50,000
Imputed interest			-	-	87,213	-	87,213
Net loss	-	-	-	-	-	(2,577,721)	(2,577,721)
Balance at December 31, 2020	92,682,632	92,682	1	-	152,953	(2,577,721)	(2,332,086)

Shares issued for cash	1,011,720	1,012	-	-	962,049	-	963,061
Acquisition of Magiclytics	874,999	875	-	-	19,125	(80,697)	(60,697)
Stock compensation expense	1,577,079	1,578	-	-	6,054,913	-	6,056,491
Conversion of convertible debt	305,747	305	-	-	1,039,876	-	1,040,181
Shares issued to settle accounts payable	219,850	220	-	-	471,223	-	471,443
Imputed interest	-	-	-	-	15,920	-	15,920
Warrants issued with convertible debt	-	-	-	-	211,633	-	211,633
Warrants issued for stock compensation	-	-	-	-	15,797	-	15,797
Reclass of derivative liability on conversion	-	-	-	-	91,519	-	91,519
Shares issued as debt issuance costs for convertible notes payable	1,113,080	1,113	-	-	6,570,417	-	6,571,530
Beneficial conversion features	-	-	-	-	51,000	-	51,000
Net loss	-	-	-	-	-	(22,245,656)	(22,245,656)
Balance at December 31, 2021	97,785,107	$97,785	1	$-	$15,656,425	$(24,904,074)	$(9,149,864)

See Accompanying Notes to Consolidated Financial Statements.

Clubhouse Media Group, Inc.

Consolidated Statements of Cash Flow

	For the year ended December 31,	For the period from January 2, 2020 (Inception) to December 31,
	2021	2020
Cash flows from operating activities:
Net (loss) income	$(22,245,656)	$(2,577,721)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	41,833	14,945
Interest expense - amortization of debt discounts	5,932,883	26,993
Imputed interest	15,920	87,213
Stock compensation expense	7,033,145	160,611
Loss in extinguishment of debt - related party	297,138	–
Change in fair value of derivative liability	(1,029,530)	61,029
Loss in extinguishment of debt	163,466	–
Accretion expense - excess derivative liability	245,199	108,000
Impairment of intangibles assets	–	240,000
Net changes in operating assets & liabilities:
Accounts receivable	(29,959)	(213,422)
Prepaid expense, deposits and other current assets	(230,954)	(219,000)
Accounts payable, accrued liabilities, due to affiliates, and other long-term liabilities	1,836,156	343,801
Net cash used in operating activities	(7,970,359)	(1,967,551)

Cash flows from investing activities:
Purchases of property, plant, and equipment	(33,900)	(79,737)
Purchases of intangible assets	(390,936)	–
Cash paid for Tongji public shell company	–	(240,000)
Cash received from acquisition of Magiclytics	76	–
Net cash used in investing activities	(424,760)	(319,737)

Cash flows from financing activities:
Shares issued for cash	963,061	-
Borrowings from related party note payable	244,803	2,162,562
Repayment to related party convertible note payable	(137,500)	-
Borrowings from convertible notes payable	8,041,501	162,500
Repayment to convertible notes payable	(455,000)
Net cash provided by financing activities	8,656,865	2,325,062

Net increase in cash and cash equivalents	261,746	37,774
Cash and cash equivalents at beginning of period	37,774	–
Cash and cash equivalents at end of period	$299,520	$37,774

Supplemental disclosure of cash flow information
Cash paid during the period for:
Interest	$-	$-
Income taxes	$-	$-

Supplemental disclosure of non-cash investing and financing Activities:
Warrants issued in connection with debt	$211,633	$-
Reclass of derivative liability to APIC	$91,519	$27,040
Shares issued for conversion from convertible note payable	$1,040,181	$7,500
Shares issued to settle accounts payable	$471,443	$50,000

See Accompanying Notes to Consolidated Financial Statements.

Clubhouse Media Group, Inc.

Notes to the Consolidated Financial Statements

December 31, 2021 and 2020

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

The Company has terminated all leases as of December 31, 2021 and focuses on brand deals, Honeydrip platform, and Magiclytics software.

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

Business Combination

The Company applies the provisions of the Financial Accounting Standards Board’s (the “FASB”) Accounting Standards Codification (“ASC”) 805, Business Combinations, in accounting for its acquisitions. It requires the Company to recognize separately from goodwill the assets acquired and the liabilities assumed, at the acquisition date fair values. Goodwill as of the acquisition date is measured as the excess of consideration transferred over the acquisition date fair values of the net assets acquired and the liabilities assumed. While the Company uses its best estimates and assumptions to accurately value assets acquired and liabilities assumed at the acquisition date as well as contingent consideration, where applicable, its estimates are inherently uncertain and subject to refinement. As a result, during the measurement period, which may be up to one year from the acquisition date, the Company records adjustments to the assets acquired and liabilities assumed with the corresponding offset to goodwill. Upon the conclusion of the measurement period or final determination of the values of assets acquired or liabilities assumed, whichever comes first, any subsequent adjustments are recorded to the consolidated statements of operations.

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

Advertising

Advertising costs are expensed when incurred and are included in selling, general, and administrative expense in the accompanying consolidated statements of operations. We incurred advertising expenses of $118,697   and $27,810 for the year ended December 31, 2021 and for the period from January 2, 2020 (inception) to  December 31, 2020, respectively.

Accounts Receivable

The Company’s accounts receivable arises from providing services. The Company does not adjust its receivables for the effects of a significant financing component at contract inception if it expects to collect the receivables in one year or less from the time of sale. The Company does not expect to collect receivables greater than one year from the time of sale.

The Company’s policy is to maintain an allowance for potential credit losses on accounts receivable. Management reviews the composition of accounts receivable and analyzes historical bad debts, customer concentrations, customer credit worthiness, current economic trends and changes in customer payment patterns to evaluate the adequacy of these reserves. Amounts determined to be uncollectible are charged or written-off against the reserve. As of December 31, 2021 and 2020, there were $0 and $0 for bad debt allowance for accounts receivable.

Property and equipment, net

Plant and equipment are stated at cost less accumulated depreciation and impairment. Depreciation of property, plant and equipment and are calculated on the straight-line method over their estimated useful lives or lease terms generally as follows:

Classification	Useful Life
Equipment	3 years

Lease

On January 2, 2020, the Company adopted ASC Topic 842, Leases, or ASC 842, using the modified retrospective transition method with a cumulative effect adjustment to accumulated deficit as of January 1, 2019, and accordingly, modified its policy on accounting for leases as stated below. As described under “Recently Adopted Accounting Pronouncements,” below, the primary impact of adopting ASC 842 for the Company was the recognition in the consolidated balance sheet of certain lease-related assets and liabilities for operating leases with terms longer than 12 months. The Company elected to use the short-term exception and does not record assets/liabilities for short term leases as of December 31, 2021 and 2020.

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

Based on the Company’s evaluations, revenue from Managed Services is reported on a gross basis because the Company has the primary obligation to fulfill the performance obligations and it creates, reviews and controls the services. The Company takes on the risk of payment to any third-party creators and it establishes the contract price directly with its customers based on the services requested in the statement of work. The contract liabilities as of December 31, 2021 and 2020 were $337,500 and $73,648   , respectively.

Subscription-Based Revenue

The Company recognizes subscription-based revenue through Honeydrip.com, its social media website, which allows customers to visit the creator’s personal page over the contract period without taking possession of the products or deliverables. Customers incur costs on either a subscription or consumption basis. Revenue provided on a subscription basis is recognized ratably over the contract period and revenue provided on a consumption basis is recognized when the subscriber paid and received their access to the content. The Company reported the subscription-based revenue at net basis since the Company is acting as an agent solely arranging for the third-party creator or influencer to provide the services directly to the self-service customer through the platform or by posting the requested content.

Software Development Costs

We apply ASC 350-40, Intangibles—Goodwill and Other—Internal Use Software, in review of certain system projects. These system projects generally relate to software we do not intend to sell or otherwise market. In addition, we apply this guidance to our review of development projects related to software used exclusively for our SaaS subscription offerings. In these reviews, all costs incurred during the preliminary project stages are expensed as incurred. Once the projects have been committed to and it is probable that the projects will meet functional requirements, costs are capitalized. These capitalized software costs are amortized on a project-by-project basis over the expected economic life of the underlying product on a straight-line basis, which is five years. Amortization commences when the software is available for its intended use. Amounts capitalized related to development of internal use software are included in property and equipment, net, on our Consolidated Balance sheets and related depreciation is recorded as a component of amortization of intangible assets and depreciation in our consolidated statements of operations. During the year ended December 31, 2021 and for the period from January 2, 2020 (inception) to December 31, 2020, we capitalized approximately $390,936   and $0, respectively, related to internal use software and recorded $10,791   and $0 in related amortization expense, respectively. Unamortized costs of capitalized internal use software totaled $458,033 and $0 as of December 31, 2021 and 2020, respectively.

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

For other intangible assets that are not deemed indefinite-lived, cost is generally amortized on a straight-line basis over the asset’s estimated economic life, except for individually significant customer-related intangible assets that are amortized in relation to total related sales. Amortizable intangible assets are reviewed for impairment whenever events or changes in circumstances indicate that the related carrying amounts may not be recoverable. In these circumstances, they are tested for impairment based on undiscounted cash flows and, if impaired, written down to estimated fair value based on either discounted cash flows or appraised values. The Company impaired $0 and $240,000 of goodwill for the year ended December 31, 2021 and for the period from January 2, 2020 (inception) to December 31, 2020, respectively.

Impairment of Long-Lived Assets

Long-lived assets, which include property, plant and equipment and intangible assets, are reviewed for impairment whenever events or changes in circumstances indicate the carrying amount of an asset may not be recoverable.

Recoverability of long-lived assets to be held and used is measured by comparing the carrying amount of an asset to the estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated undiscounted future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the assets. Fair value is generally determined using the asset’s expected future discounted cash flows or market value, if readily determinable. Based on its review, the Company believes that, as of and for the year ended December 31, 2021 and for the period from January 2, 2020 (inception) to December 31, 2020, there were no impairment loss of its long-lived assets.

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

Basic Income (Loss) Per Share

Under the provisions of ASC 260, “Earnings per Share,” basic loss per common share is computed by dividing net loss available to common shareholders by the weighted average number of shares of common stock outstanding for the periods presented. Diluted net loss per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that would then share in the income of the Company, subject to anti-dilution limitations. Potential common shares consist of the convertible promissory notes payable as of December 31, 2021 and December 31, 2020. As of December 31, 2021 and December 31, 2020, there were approximately 8,936,529 and 127,922 potential shares issuable upon conversion of convertible notes payable As of December 31, 2021 and December 31, 2020, there were approximately 165,077 and 0 potential shares issuable upon conversion of warrants.

The table below presents the computation of basic and diluted earnings per share for the year ended December 31, 2021 and for the period from January 2, 2020 (inception) to December 31, 2020:

	For the year ended December 31, 2021	For the period from January 2, 2020 (inception) to December 31, 2020
Numerator:
Net loss	$(22,245,656)	$(2,577,721)
Denominator:
Weighted average common shares outstanding—basic	95,150,297	52,099,680
Dilutive common stock equivalents	-	-
Weighted average common shares outstanding—diluted	95,150,297	52,099,680
Net loss per share:
Basic	$(0.23)	$(0.05)
Diluted	$(0.23)	$(0.05)

Concentration of Credit Risk

Financial instruments that potentially subject the Company to credit risk consist primarily of accounts receivable. The Company does not require collateral or other security to support these receivables. The Company conducts periodic reviews of the financial condition and payment practices of its customers to minimize collection risk on accounts receivable.

The Tinderblog and Reinman Agency accounted for 59% and 0% of the Company’s sales for the year ended December 31, 2021 and 2020, respectively. Accounts receivable from this one customer was $125,000 and $0 as of December 31, 2021 and 2020, respectively.

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

Fair Value of Financial Instruments

FASB ASC 820, Fair Value Measurement defines fair value as the price that would be received upon sale of an asset or paid upon transfer of a liability in an orderly transaction between market participants at the measurement date in the principal or most advantageous market for that asset or liability. The fair value should be calculated based on assumptions that market participants would use in pricing the asset or liability, not on assumptions specific to the entity.

Fair Value Measurements

The Company applies the provisions of ASC 820-10, Fair Value Measurements and Disclosures. ASC 820-10 defines fair value and establishes a three-level valuation hierarchy for disclosures of fair value measurement that enhances disclosure requirements for fair value measures. The three levels of valuation hierarchy are defined as follows:

●	Level 1 inputs to the valuation methodology are quoted prices for identical assets or liabilities in active markets.
●	Level 2 inputs to the valuation methodology include quoted prices for similar assets and liabilities in active markets, and inputs that are observable for the asset or liability, either directly or indirectly, for substantially the full term of the financial instrument.
●	Level 3 inputs to the valuation methodology are unobservable and significant to the fair value measurement.

Cash, accounts receivable, accounts payable, and accrued expenses and deferred revenue – The carrying amounts reported in the consolidated balance sheets for these items are a reasonable estimate of fair value due to their short term nature.

Convertible notes payable – Convertible promissory notes payable are recorded at amortized cost. The carrying amount approximates their fair value.

The Company uses Level 3 inputs for its valuation methodology for the derivative liabilities as their fair values were determined by using the binomial option-pricing model based on various assumptions. The Company’s derivative liabilities are adjusted to reflect fair value at each period end, with any increase or decrease in the fair value being recorded in results of operations as adjustments to fair value of derivatives.

The following table presents the Company’s assets and liabilities required to be reflected within the fair value hierarchy as of December 31 30, 2021 and December 31, 2020.

	Fair Value As of	Fair Value Measurements at
	December 31,	December 31, 2021
Description	2021	Using Fair Value Hierarchy
		Level 1	Level 2	Level 3
Derivative liability	$513,959	$-	$-	$513,959

Total	$513,959	$-	$-	$513,959

	Fair Value As of	Fair Value Measurements at
	December 31,	December 31, 2020
Description	2020	Using Fair Value Hierarchy
		Level 1	Level 2	Level 3
Derivative liability	$304,490	$-	$-	$304,490

Total	$304,490	$-	$-	$304,490

Derivative instruments

The fair value of derivative instruments is recorded and shown separately under liabilities. Changes in the fair value of derivatives liability are recorded in the consolidated statement of operations under other (income) expense.

Our Company evaluates all of its financial instruments to determine if such instruments are derivatives or contain features that qualify as embedded derivatives under ASC 815. For derivative financial instruments that are accounted for as liabilities, the derivative instrument is initially recorded at its fair value and is then re-valued at each reporting date, with changes in the fair value reported in the consolidated statements of operations. For stock-based derivative financial instruments, the Company uses binomial option-pricing model to value the derivative instruments at inception and on subsequent valuation dates  . The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is evaluated at the end of each reporting period. Derivative instrument liabilities are classified in the balance sheet as current or non-current based on whether or not net-cash settlement of the derivative instrument could be required within 12 months of the balance sheet date.

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

New Accounting Pronouncements

In June 2016, the FASB issued ASU 2016-13, Measurement of Credit Losses on Financial Instruments (Topic 326): Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”). ASU 2016-13 requires companies to measure credit losses utilizing a methodology that reflects expected credit losses and requires a consideration of a broader range of reasonable and supportable information to inform credit loss estimates. ASU 2016-13 is effective for fiscal years beginning after December 15, 2022, including those interim periods within those fiscal years. We do not expect the adoption of this guidance have a material impact on its consolidated financial statements.

On October 1, 2020, we early adopted ASU No. 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes (ASU 2019-12), which simplifies the accounting for income taxes. This guidance was effective beginning January 1, 2021, with early adoption permitted. The adoption of this new standard did not have a material impact on our consolidated financial statements.

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

As reflected in the accompanying financial statements, the Company had a net loss of $22,245,656   for the year ended December 31, 2021, negative working capital of $8,288,629    as of December 31, 2021, and stockholder’s deficit of $9,149,864. These factors among others raise substantial doubt about the Company’s ability to continue as a going concern.

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

The resulting number of shares of the Company common stock pursuant to the above calculation will be referred to as the “Additional Shares”, and such Additional Shares will also be issued to the Magiclytics Shareholders pro rata based on their respective ownership of Magiclytics Shares. The Company issued additional 140,311 shares in November 2021 based on the offering price of $4 in the Regulation A offering.

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

Immediately prior to closing of the Agreement, Chris Young is the President and Director of the Company, and was the Chief Executive Officer, a Director, and a principal shareholder of 45% of outstanding capital stock of Magiclytics at the time of the share exchange. As a result of the common ownership upon closing of the transaction, the acquisition was considered a common-control transaction and was outside the scope of the business combination guidance in ASC 805-10. The entities are deemed to be under common control as of February 27, 2018, which was the date that the majority shareholder acquired control of the Company and, therefore, held control over both companies. The Company recorded the consideration issued to purchase Magiclytics based on the carrying value of the net assets received and $97,761 related party payables assumed per the acquisition agreement as of February 3, 2021 of $(60,697). The financial statements as of December 31, 2021 were adjusted as if the acquisition happened at the beginning of the year as of January 1, 2021.

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

NOTE 5 – PREPAID EXPENSE

As of December 31, 2021 and 2020, the Company has prepaid expense of $449,954 and $0, respectively. The prepaid expense mainly consisted of commissions prepaid to influencers of $295,000 and prepaid stock compensation to consultants and employees of $154,954.

NOTE 6 – PROPERTY AND EQUIPMENT

Fixed assets, net consisted of the following:

	December 31, 2021	December 31, 2020	Estimated Useful Life

Equipment	$113,638	$79,737	3 years
Less: accumulated depreciation and amortization	(45,987)	(14,945)
Property, plant, and equipment, net	$67,651	$64,792

Depreciation expense were $31,042 and $14,945 for the year ended December 31, 2021 and for the period from January 2, 2020 (inception) to  December 31, 2020, respectively.

NOTE 7 – INTANGIBLES

As of December 31, 2021 and 2020, the Company has intangible assets of $468,824 and $0 from and after the acquisition of Magiclytics in February 2021. It is a platform that internally developed for revenue prediction from influencer collaboration and our digital platform Honeydrip.com.

The following table sets forth the Company’s finite-lived intangible assets resulting from business acquisitions and other purchases, which continue to be amortized:

	Weighted Average	December 31, 2021			December 31, 2020
	Useful Life (in Years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Value	Accumulated Amortization	Net Carrying Amount
Developed technology -Honeydrip	5	$184,058	$10,791	$173,267	$-	$-	$-
Developed technology - Magiclytics	-	284,766	-	284,766	-	-	-
		$468,824	$10,791	$458,033	$-	$-	$-

Amortization expense were $10,791   and $0 for the year ended December 31, 2021 and for the period from January 2, 2020 (inception) to   December 31, 2020, respectively

NOTE 8 – OTHER ASSETS

As of December 31, 2021 and December 31, 2020, other assets consist of security deposit of $0 and $219,000 for operating leases, respectively. The Company has terminated all leases as of December 31, 2021.

NOTE 9 – ACCOUNTS PAYABLE AND ACCRUED LIABILITES

Accrued liabilities at December 31, 2021 and 2020 consist of the following:

	2021	2020
Accounts payable	$429,160	$146,450
Accrued payroll	520,000	-
Accrued interest	550,285	-
Other	121,216	73,402
	$1,620,661	$219,852

NOTE 10 – CONVERTIBLE NOTES PAYABLE

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

Since the conversion price is based on 50% of the VWAP during the 20-trading day period immediately prior to the option conversion date, the Company has determined that the conversion feature is considered a derivative liability for the Company, which is detailed in Note 12.

The balance of the Hoey Note as of December 31, 2021 and 2020 was $0 and $0, respectively.

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

Since the conversion price is based on 30% of the VWAP during the 20-trading day period immediately prior to the option conversion date, the Company has determined that the conversion feature is considered a derivative liability for the Company, which is detailed in Note 12.

The balance of the Niu Note as of December 31, 2021 and 2020 was $50,000 and $50,000, respectively.

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

Since the conversion price is based on 50% of the VWAP during the 20-trading day period immediately prior to the option conversion date, the Company has determined that the conversion feature is considered a derivative liability for the Company, which is detailed in Note 12.

The balance of the Galen Note as of December 31, 2021 and 2020 was $30,000 and $30,000, respectively.

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

Since the conversion price is based on 50% of the VWAP during the 20-trading day period immediately prior to the option conversion date, the Company has determined that the conversion feature is considered a derivative liability for the Company, which is detailed in Note 12.

On December 20, 2021, the Company received conversion notice to issue to Mr. Huyng 375,601 shares of Company common stock upon the conversion of the $50,000 principal of his convertible promissory note and $4,789 accrued interest at a conversion price of $0.15 per share   The shares have not been issued as of December 31, 2021 and subsequently issued in January 2022.

The balance of the Huynh Note as of December 31, 2021 and 2020 was $0 and $50,000, respectively.

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

Since the conversion price is based on 50% of the VWAP during the 20-trading day period immediately prior to the option conversion date, the Company has determined that the conversion feature is considered a derivative liability for the Company, which is detailed in Note 12.

On November 8, 2021, the Company issued to Mr. Wong 47,478 shares of Company common stock upon the conversion of the $25,000 principal of his convertible promissory note and $2,181 accrued interest at a conversion price of $0.57 per share

The balance of the Wong Note as of December 31, 2021 and 2020 was $0 and $25,000, respectively.

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

Since the conversion price is based on 70% of the VWAP during the 20-trading day period immediately prior to the option conversion date, the Company has determined that the conversion feature is considered a derivative liability for the Company, which is detailed in Note 12.

On January 26, 2021, the Company issued to Matthew Singer 8,197 shares of Company common stock upon the conversion of the convertible promissory note issued to Mr. Singer in the principal amount of $13,000 on January 3, 2021 at a conversion price of $1.59 per share.

The balance of the Singer Note as of December 31, 2021 and 2020 was $0 and $0, respectively.

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

The balance of the ProActive Capital Note as of December 31, 2021 and 2020 was $250,000 and $0, respectively.

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

The entire principal balance and interest were converted into 107,301 common shares in the quarter ended June 30, 2021. The balance of the GS Capital #1 as of December 31, 2021 and December 31, 2020 was $0 and $0, respectively.    The Company signed the restructuring agreement below to return the shares for the new GS note #1, as if the initial conversion had not occurred.

Convertible Promissory Note – New GS Note #1

On November 26, 2021, the Company entered into an Amendment and Restructuring Agreement (the “Restructuring Agreement”) with GS Capital Partners, LLC to replacement GS Capital #1 as disclosed above. GS Capital sold to the Company, and the Company redeemed from GS Capital, the 107,301 Converted Shares, and in exchange therefor, the Company issued to GS Capital a new convertible promissory note in the aggregate principal amount of $300,445 (the “New GS Note #1”).

The New GS Note #1 has a maturity date of May 31, 2022 and bears interest at 10% per year. No payments of the principal amount or interest are due prior to the Maturity Date, other than as specifically set forth in the Note, and there is no prepayment penalty.

The New GS Note #1 provides GS Capital with conversion rights to convert all or any part of the outstanding and unpaid principal amount of the New Note from time to time into fully paid and non-assessable shares of the Company’s common stock, at a conversion price of $1.00, subject to adjustment as provided in the New Note and subject to a 9.99% equity blocker.

The New GS Note #1 contains customary events of default, including, but not limited to, failure to pay principal or interest on the New Note when due. If an event of default occurs and continues uncured, GS Capital may declare all or any portion of the then outstanding principal amount of the New Note, together with all accrued and unpaid interest thereon, due and payable, and the New Note will thereupon become immediately due and payable.

The balance of the New GS Note #1 as of December 31, 2021 and 2020 was $300,445 and $0, respectively.

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

GS Capital converted $96,484 and $3,515 accrued interest in the quarter ended June 30, 2021.The balance of the GS Capital #2 Note as of September 30, 2021 and December 31, 2020 was $481,294 and $0, respectively. The shares have not been issued as of September 30, 2021.

On November 26, 2021, the Company entered into an Amendment and Restructuring Agreement (the “Restructuring Agreement”) with GS Capital Partners, LLC to cancel the conversion exercised in the quarter ended June 30, 2021. The balance of the GS Capital #2 Note as of December 31, 2021 and 2020 was $577,778 and $0, respectively.

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

The balance of the GS Capital #3 Note as of December 31, 2021 and 2020 was $577,778 and $0, respectively.

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

The balance of the GS Capital Note #4 as of December 31, 2021 and 2020 were $550,000 and $0, respectively.

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

The balance of the GS Capital Note #5 as of December 31, 2021 and   2020 was $550,000 and $0, respectively.

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

The balance of the GS Capital Note #6 as of December 31, 2021 and 2020 was $550,000 and $0, respectively.

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

The balance of the Tiger Trout Note as of December 31, 2021 and December 31, 2020 was $1,590,000 and $0, respectively.

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

The balance of the Eagle Equities Note as of December 31, 2021 and 2020 was $1,100,000 and $0, respectively.

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

For the nine months ended September 30, 2021, the Company paid $455,000 cash to reduce the balance of the convertible promissory note from Labrys Fund, LP. The balance of the Labrys Note as of December 31, 2021 and 2020 was $545,000 and $0, respectively.

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

Since the conversion price is based on the lesser of (i) $1.00 or (ii) 75% of the VWAP during the 20-trading day period immediately prior to the option conversion date, the Company has determined that the conversion feature is considered a derivative liability for the Company, which is detailed in Note 12.

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

The balance of the Chris Etherington Note as of December 31, 2021 and 2020 was $165,000 and $0, respectively.

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

Since the conversion price is based on the lesser of (i) $1.00 or (ii) 75% of the VWAP during the 20-trading day period immediately prior to the option conversion date, the Company has determined that the conversion feature is considered a derivative liability for the Company, which is detailed in Note 12.

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

The balance of the Riu Wu Note as of December 31, 2021 and 2020 was $550,000 and $0, respectively.

Convertible Promissory Note – Sixth Street Lending #1

On November 18, 2021, the Company entered into a securities purchase agreement (the “Sixth Street #1 Securities Purchase Agreement”) with Sixth Street Lending LLC (“Sixth Street”), pursuant to which, on the same date, the Company issued a convertible promissory note to Sixth Street in the aggregate principal amount of $224,000 for a purchase price of $203,750, reflecting a $20,250 original issue discount (the “Sixth Street #1 Note”). At closing, the Company reimbursed Sixth Street the sum of $3,750 for Sixth Street’s costs in completing the transaction.

The Sixth Street #1 Note has a maturity date of November 18, 2022 and bears interest at 10% per year. No payments of the principal amount or interest are due prior to the Maturity Date, other than as specifically set forth in the Note. The Company may not prepay the Note prior to the Maturity Date, other than by way of a conversion initiated by Sixth Street.

The Sixth Street #1 Note provides Sixth Street with conversion rights to convert all or any part of the outstanding and unpaid principal amount of the Note from time to time into fully paid and non-assessable shares of the Company’s Common Stock, par value $0.001 (“Common Stock”). Conversion rights are exercisable at any time during the period beginning on May 17, 2022 (180 days from when the Note was issued) and ending on the later of (i) the Maturity Date and (ii) the date of payment of the amounts due upon an uncured event of default. Any principal that Sixth Street elects to convert will convert at the Conversion Price, which is a Common Stock per share price equal to the lesser of a Variable Conversion Price and $1.00. The Variable Conversion Price is 75% of the Market Price, which is the lowest dollar volume-weighted average sale price (“VWAP”) during the 20-trading day period ending on the trading day immediately preceding the conversion date. VWAP is based on trading prices on the principal market for Company Common Stock or, if none, OTC. Currently, the Common Stock trades OTC. In no event is Sixth Street entitle to convert any portion of the Sixth Street #1 Note upon which conversion Sixth Street and its affiliates would beneficially own more than 4.99% of the outstanding shares of Company Common Stock.

The Sixth Street #1 Note contains customary events of default, including, but not limited to: (1) failure to pay principal or interest on the Note when due; (2) failure to issue and transfer Common Stock upon exercise of Sixth Street of its conversion rights; (3) an uncured breach of any of the Company’s other material obligations contained in the Note; and (4) the Company’s breach of any representation or warranty in the Securities Purchase Agreement or other related agreements.

If an event of default occurs and continues uncured, the Sixth Street #1 Note becomes immediately due and payable. If an event of default occurs because the Company fails to issue shares of Common Stock to Sixth Street within three business days of receiving a notice of conversion from Sixth Street, the Company shall pay an amount equal to 200% of the Default Amount (defined below) in full satisfaction of the Company’s obligations under the Note. If an event of default occurs for any other reason that continues uncured (except in the case of appointment of a receiver, bankruptcy, liquidation, or a similar default), the Company shall pay an amount equal to 150% of the Default Amount (defined below) in full satisfaction of the Company’s obligations under the Sixth Street #1 Note.

The “Default Amount” is equal to the sum of (a) accrued and unpaid interest on the principal amount of the Note to the date of payment plus (b) default interest, which is calculated based on a rate of 22% per year (inclusive of the 10% interest per year that would be due absent an event of default), plus (c) certain other amounts that may be owed under the Note.

Since the conversion price is based on the lesser of (i) $1.00 or (ii) 75% of the VWAP during the 20-trading day period immediately prior to the option conversion date, the Company has determined that the conversion feature is considered a derivative liability for the Company, which is detailed in Note 12.

The $20,250 original issue discounts, the $3,750 reimbursement, and the conversion features were recorded as debt discounts and amortized over the term of the note. Therefore, the total debt discount at the inception date of this convertible promissory note were recorded at $173,894.

The balance of the Sixth Street #1 note as of December 31, 2021 and 2020 was $224,000 and $0, respectively.

Convertible Promissory Note – Sixth Street Lending #2

On December 9, 2021, the Company entered into a Securities Purchase Agreement, (the “Sixth Street #2 purchase agreement”) dated December 9, 2021, by and between the Company and Sixth Street Lending LLC (the “Buyer”). Pursuant to the terms of the SPA, the Company agreed to issue and sell, and the Buyer agreed to purchase (the “Purchase”), a convertible note in the aggregate principal amount of $93,500 (the “Sixth Street #2 Note”). The Sixth Street #2 Note has an original issue discount of $8,500, resulting in gross proceeds to the Company of $85,000.

The Sixth Street #2 Note bears interest at a rate of 10% per annum and matures on December 9, 2022. Any amount of principal or interest on the Note which is not paid when due will bear interest at a rate of 22% per annum. The Note may not be prepaid in whole or in part except as provided in the Note by way of conversion at the option of the Buyer.

The Buyer has the right from time to time, and at any time during the period beginning on the date that is 180 days following December 9, 2021 and ending on the later of (i) December 9, 2022, and (ii) the date of payment of the Default Amount (as defined in the Note), to convert all or any part of the outstanding and unpaid principal amount of the Note into common stock, subject to a 4.99% equity blocker.

The conversion price of the Sixth Street #2 Note equals the lesser of the Variable Conversion Price (as hereinafter defined) and $1.00. The “Variable Conversion Price” means 75% multiplied by the lowest VWAP (as defined in the Note) for the Company’s common stock during the 20 trading date period ending on the latest complete trading day prior to the conversion date.

Since the conversion price is based on the lesser of (i) $1.00 or (ii) 75% of the VWAP during the 20-trading day period immediately prior to the option conversion date, the Company has determined that the conversion feature is considered a derivative liability for the Company, which is detailed in Note 12.

The $8,500 original issue discounts, the $3,750 reimbursement, and the conversion features were recorded as debt discounts and amortized over the term of the note. Therefore, the total debt discount at the inception date of this convertible promissory note were recorded at $79,118.

The balance of the Sixth Street #2 note as of December 31, 2021 and 2020 was $93,500 and $0, respectively.

Below is the summary of the principal balance and debt discounts as of December 31, 2021.

Convertible Promissory Note Holder	Start Date	End Date	Initial Note Principal Balance	Debt Discounts As of Issuance	Amortization	Debt Discounts As of December 31, 2021
Scott Hoey	9/10/2020	9/10/2022	7,500	7,500	(7,500)	-
Cary Niu	9/18/2020	9/18/2022	50,000	50,000	(32,123)	17,877
Jesus Galen	10/6/2020	10/6/2022	30,000	30,000	(18,535)	11,465
Darren Huynh	10/6/2020	10/6/2022	50,000	50,000	(50,000)	-
Wayne Wong	10/6/2020	10/6/2022	25,000	25,000	(25,000)	-
Matt Singer	1/3/2021	1/3/2023	13,000	13,000	(13,000)	-
ProActive Capital	1/20/2021	1/20/2022	250,000	217,024	(205,132)	11,892
GS Capital #1	1/25/2021	1/25/2022	288,889	288,889	(288,889)	-
GS Capital #1 replacement	11/26/2021	5/31/2022	300,445	-	-	-
Tiger Trout SPA	1/29/2021	1/29/2022	1,540,000	1,540,000	(1,417,644)	122,356
GS Capital #2	2/16/2021	2/16/2022	577,778	577,778	(560,486)	17,292
Labrys Fund, LLP	3/11/2021	3/11/2022	1,000,000	1,000,000	(863,750)	136,250
GS Capital #3	3/16/2021	3/16/2022	577,778	577,778	(459,056)	118,722
GS Capital #4	4/1/2021	4/1/2022	550,000	550,000	(412,877)	137,123
Eagle Equities LLC	4/13/2021	4/13/2022	1,100,000	1,100,000	(789,589)	310,411
GS Capital #5	4/29/2021	4/29/2022	550,000	550,000	(417,397)	132,603
GS Capital #6	6/3/2021	6/3/2022	550,000	550,000	(317,945)	232,055
Chris Etherington	8/26/2021	8/26/2022	165,000	165,000	(57,411)	107,589
Rui Wu	8/26/2021	8/26/2022	550,000	550,000	(191,370)	358,630
Sixth Street Lending #1	11/28/2021	11/28/2022	224,000	173,894	(20,486)	153,408
Sixth Street Lending #2	12/9/2021	12/9/2022	93,500	79,118	(4,769)	74,349
Total					Total	1,942,022
					Remaining note principal balance	7,703,501
					Total convertible promissory notes, net	$5,761,479

Future payments of principal of convertible notes payable at December 31, 2021 are as follows:

Years ending December 31,
2021	$-
2022	7,703,501
2023	–
2024	–
2025	-
Thereafter	–
Total	$7,703,501

Interest expense recorded related to the convertible notes payable for the year ended December 31, 2021 and for the period from January 2, 2020 (inception) to  December 31, 2020 were $530,433 and $2,711, respectively.

The Company amortized $5,932,883 and $26,993 of the discount on the convertible notes payable to interest expense for the year ended December 31, 2021 and for the period from January 2, 2020 (inception) to December 31, 2020, respectively.

NOTE 11 – SHARES TO BE ISSUED - LIABILITY

As of December 31, 2021 and 2020, the Company entered into various consulting agreements with consultants, directors, and convertible debt. The balances of shares to be issued – liability were $1,047,885 and $87,029 and has not been issued as of September 30, 2021 and December 31, 2020, respectively. The Company recorded these consultant and director shares under liability based on the shares will be issued at a fixed monetary amount known at inception under ASC 480.

Shares to be issued - liability is summarized as below:

Beginning Balance, January 1, 2021	$87,029
Shares to be issued	6,415,046
Shares issued	(5,454,190)
Ending Balance, December 31, 2021	$1,047,885

Shares to be issued - liability is summarized as below:

Beginning Balance, January 2, 2020	$-
Shares to be issued	87,029
Shares issued	-
Ending Balance, December 31, 2020	$87,029

NOTE 12 – DERIVATIVE LIABILITY

The derivative liability is derived from the conversion features in note 10 signed for the period ended December 31, 2020. All were valued using the weighted-average Binomial option pricing model using the assumptions detailed below. As of December 31, 2021 and December 31, 2020, the derivative liability was $513,959 and $304,490, respectively. The Company recorded $1,029,530 gain and $61,029 loss from changes in derivative liability during the year ended December 31, 2021 and 2020, respectively. The Binomial model with the following assumption inputs:

December 31, 2021
Annual Dividend Yield	—
Expected Life (Years)	0.6 – 0.8 years
Risk-Free Interest Rate	0.07% - 0.39%
Expected Volatility	145 - 485%

Fair value of the derivative is summarized as below:

Beginning Balance, December 31, 2020	$304,490
Additions	1,343,518
Mark to Market	(1,029,530)
Cancellation of Derivative Liabilities Due to Conversions	-
Reclassification to APIC Due to Conversions	(104,519)
Ending Balance, December 31, 2021	$513,959

December 31, 2020
Annual Dividend Yield	—
Expected Life (Years)	1.6 – 2.0 years
Risk-Free Interest Rate	0.13 – 0.17%
Expected Volatility	318 - 485%

Fair value of the derivative is summarized as below:

Beginning Balance, January 2, 2020	$-
Additions	270,501
Mark to Market	61,029
Cancellation of Derivative Liabilities Due to Conversions	-
Reclassification to APIC Due to Conversions	(27,040)
Ending Balance, December 31, 2020	$304,490

NOTE 13 – NOTE PAYABLE, RELATED PARTY

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

The Company amortized $180,084 and $0 of the discount on the convertible notes payable to interest expense for the year ended December 31, 2021 and for the period from January 2, 2020 (inception) to December 31, 2020, respectively. The outstanding debt premium as of December 31, 2021 was $117,054.

The balance as of December 31, 2021 and December 31, 2020 were $1,269,864 and $0, respectively.

NOTE 14 – RELATED PARTY TRANSACTIONS

As of December 31, 2020, the Company’s Chief Executive Officer had advanced $2,162,562 to the Company for payment of the Company’s operating expenses. The Company recorded $15,920 and $87,213 as imputed interest and recorded as additional paid in capital for the year ended December 31, 2021 and for the period from January 2, 2020 (inception) to  December 31, 2020, respectively from the loan advanced by the Company’s Chief Executive Officer.

On February 2, 2021  , the Company and Amir Ben-Yohanan, its Chief Executive Officer, entered into a promissory note in the total principal amount of $2,400,000 (the “Amir 2021 Note”) to replace the Amir 2020 note with a maturity date of February 2, 2024. The Note memorializes a $2,400,000 loan that Mr. Ben-Yohanan previously advanced to the Company and its subsidiaries to fund their operations. The Note bears simple interest at a rate of eight percent (8%) per annum, and the Company may prepay all or any portion of the principal amount and any accrued and unpaid interest of the Note at any time without penalty. The Note bears simple interest at a rate of eight percent (8%) per annum, and the Company may prepay all or any portion of the principal amount and any accrued and unpaid interest of the Note at any time without penalty.

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

For the three and nine months ended September 30, 2021,   the Company paid the Company’s Chief Executive Officer interest of $0 and $67,163,   respectively.

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

As of December 31, 2021 and December 31, 2020, The Company has a payable balance owed to the sellers of Magiclytics of $97,761 and $0 from the acquisition of Magiclytics on February 3, 2021.

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

NOTE 15 – STOCKHOLDERS’ EQUITY (DEFICIT)

On July 7, 2020, the Company increased the authorized capital stock of the Company to 550,000,000, comprised of 500,000,000 shares of common stock, par value $0.001, and 50,000,000 shares of preferred stock, par value $0.001.

Preferred Stock

As of December 31, 2021 and December 31, 2020, there was 1 preferred share issued and outstanding.

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

Common Stock

As of December 31, 2021 and December 31, 2020, the Company had 500,000,000 shares of common stock authorized with a par value of $0.001. There were 97,785,107 and 92,682,632 shares issued and outstanding as of December 31, 2021 and December 31, 2020, respectively.

For the year ended December 31, 2021, the Company issued 1,011,720 shares with net proceeds of $963,061 in connection with the initial closing of this Regulation A offering and ELOC.    The Company incurred $79,800 issuance costs from commitment shares issued to Peak One Investment & Peak One Opportunity Fund LP, $9,606 trading fees paid from ELOC, and $185,166 brokerage fees paid from Regulation A offering.

For the year ended December 31, 2021, the Company issued 874,999 shares to acquire Magiclytics,

For the year ended December 31, 2021, the Company issued 1,577,079 shares to consultants and directors at fair value of $6,056,491.

For the year ended December 31, 2021, the Company issued 305,747 shares to settle a conversion of $1,040,181 convertible promissory note and a reclass of derivative liability of $91,519.

For the year ended December 31, 2021, the Company issued 219,850 shares to settle an accounts payable balance of $471,443.

For the year ended December 31, 2021, the Company issued 1,113,080 shares as debt issuance costs for convertible notes payable at fair value of $6,571,530.

For the year ended December 31, 2021, the Company issued warrants at fair value of $15,797 to an non-employee as compensation.

For the year ended December 31, 2021, the Company issued warrants at fair value of $211,633 to a convertible debt holder as financing costs.

For the year ended December 31, 2021, the Company recorded $51,000 beneficial conversion features related to the conversion features of a convertible promissory note.

On November 12, 2020, pursuant to the terms of the Share Exchange Agreement, the Company issued 46,811,195 shares of common stock to the WOHG Shareholders in exchange for 200 shares WOHG’s common stock, par value $0.0001 per share, representing 100% of the issued and outstanding capital stock of WOHG.

For the period from January 2, 2020 (inception) to  December 31, 2020, the Company issued 30,231 shares to a consultant at fair value of $73,582.

For the period from January 2, 2020 (inception) to  December 31, 2020, the Company issued 10,833 shares to settle a conversion of $7,500 convertible promissory note and a reclass of derivative liability of $27,040.

For the period from January 2, 2020 (inception) to December 31, 2020 , the Company issued 18,182 shares to settle an accounts payable balance of $50,000.

For the period from January 2, 2020 (inception) to December 31, 2020,  the Company recorded $46,541 as a forgiveness of debt by the former shareholder.

Warrants

A summary of the Company’s stock warrants activity is as follows:

	Number of Options (in thousands)	Weighted- Average Exercise Price	Weighted- Average Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding at December 31, 2020	-	$-
Granted	165,077	2.05
Exercised	-	-
Canceled	-	-
Outstanding at December 31, 2021	165,077	$2.05	4.9	$-
Vested and expected to vest at December 31, 2021	165,077	$2.05	4.9	$-
Exercisable at December 31, 2021	165,077	$2.05	4.9	$-

No stock options were granted by the Company during the year ended December 31, 2020.

The fair values of warrants granted in 2021 were estimated using the Black-Scholes option    pricing model on the grant date using the following assumptions:

December 31,
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

For the year ended December 31, 2021, the Company issued 754,090 shares with net proceeds of $117,771   from the equity purchase agreement. The Company incurred $79,800 issuance costs from commitment shares issued to Peak One Investment & Peak One Opportunity Fund LP, $9,606 trading fees paid from ELOC

NOTE 16 – COMMITMENTS AND CONTINGENCIES

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

NOTE 17 – INCOME TAXES

Income tax provision is summarized as follows:

The actual income tax provision differs from the “expected” tax computed by applying the Federal corporate tax rate of 21% to the loss before income taxes as follows:

	Year Ended December 31,
	2021	2020
“Expected” income tax benefit	$4,826,146	$541,321
Decrease in valuation allowance	(4,826,146)	(541,321)
Income tax provision	$-	$-

The cumulative tax effect at the expected rate of 21% and 21% respectively of significant items comprising our net deferred tax amount is as follows as of December 31, 2021 and 2020:

	December 31,
	2020	2019
Deferred tax assets:
Net operating loss carry forwards	$5,367,467	$541,321
Valuation allowance	(5,367,467)	(541,321)
	-	-

Net deferred tax assets	$-	$-

As of December 31, 2021, we had approximately 5,367,467 in net operating loss carryforwards for federal tax purposes, respectively. In assessing the realizability of the deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. We consider the scheduled reversal of deferred tax assets, the level of historical taxable income and tax planning strategies in making the assessment of the realizability of deferred tax assets. We have identified the U.S. federal as our “major” tax jurisdiction. With limited exceptions, we remain subject to IRS examination of our income tax returns filed within the last three (3) years.

NOTE 18 – SUBSEQUENT EVENTS

The Company has evaluated events subsequent to December 31, 2021, to assess the need for potential recognition or disclosure in the consolidated financial statements. Such events were evaluated through March 29, 2022, the date and time the consolidated financial statements were issued, and it was determined that no subsequent events, except as follows, occurred that required recognition or disclosure in the consolidated financial statements.

On January 4, 2022, Gary Marenzi, a member of the Board of Directors of the Company, resigned from his position as a Board member, effectively immediately. Mr. Marenzi’s resignation is not the result of any disagreement with the Company on any matter relating to the Company’s operations, policies or practices.

Fast Capital, LLC Convertible Note Payable

On January 13, 2022, the Company entered into a Securities Purchase Agreement, dated as of January 10, 2022, by and between the Company and Fast Capital, LLC. Pursuant to the terms of the SPA, the Company agreed to issue and sell, and Fast Capital, LLC agreed to purchase (the “Purchase”), a 10% convertible note in the aggregate principal amount of $120,000 (the “Fast Capital Note”). The Fast Capital Note has an original issue discount of $10,000, resulting in gross proceeds to the Company of $110,000.

The Note bears interest at a rate of 10% per annum and matures on January 10, 2023. The Note may be prepaid or assigned with the following penalties/premiums:

Prepay Date	Prepay Amount
On or before 30 days	115% of principal plus accrued interest
31 – 60 days	120% of principal plus accrued interest
61 – 90 days	125% of principal plus accrued interest
91 – 120 days	130% of principal plus accrued interest
121 – 150 days	135% of principal plus accrued interest
151 – 180 days	140% of principal plus accrued interest

The Note may not be prepaid after the 180th day.

The Buyer has the right from time to time, and at any time after 180 days to convert all or any part of the outstanding and unpaid principal amount of the Fast Capital Note into common stock, subject to a 4.99% equity blocker.

The conversion price of the Fast Capital Note equals 70% of the lowest trading price of the Company’s common stock for the 20 prior trading days, including the day upon which a notice of conversion is delivered.

Sixth Street Lending Convertible Note Payable

On January 12, 2022, the Company entered into a Securities Purchase Agreement, dated January 12, 2022, by and between the Company and Sixth Street Lending LLC. Pursuant to the terms of the SPA, the Company agreed to issue and sell, and Sixth Street Lending LLC agreed to purchase (the “Purchase”), a convertible promissory note in the aggregate principal amount of $70,125 (the “Sixth Street Note #2”). The Note has an original issue discount of $6,375, resulting in gross proceeds to the Company of $63,750.

The Sixth Street Note #2 bears interest at a rate of 10% per annum and matures on January 12, 2023. Any amount of principal or interest on the Note which is not paid when due will bear interest at a rate of 22% per annum. The Note may not be prepaid in whole or in part except as provided in the Note by way of conversion at the option of the Buyer.

The Buyer has the right from time to time, and at any time during the period beginning on the date that is 180 days following January 12, 2022 and ending on the later of (i) January 12, 2023, and (ii) the date of payment of the Default Amount, to convert all or any part of the outstanding and unpaid principal amount of the Note into common stock, subject to a 4.99% equity blocker.

The conversion price of the Sixth Street Note #2 equals the lesser of the Variable Conversion Price (as hereinafter defined) and $1.00. The “Variable Conversion Price” means 75% multiplied by the lowest VWAP for the Company’s common stock during the 20 trading date period ending on the latest complete trading day prior to the conversion date.

Convertible Promissory Note – Tiger Trout Capital Puerto Rico

On January 28, 2022, the parties to the Tiger Trout Note entered into Amendment No. 1 to Convertible Promissory Note, dated as of January 25, 2022 (the “Note Amendment”). Pursuant to the terms of the Note Amendment, the maturity date of the Tiger Trout Note was extended to August 24, 2022. As consideration for Tiger Trout’s agreement to extend the maturity date, the principal amount of the Tiger Trout Note was increased by $388,378, to be a total of $1,928,378. As of January 25, 2022, the indebtedness under the Tiger Trout Note was $2,083,090, comprised of $1,928,378 of principal and $154,712 of accrued interest. Following January 25, 2022, interest will continue to accrue on the principal amount of $1,928,378 at an interest rate of 10%.

Convertible Promissory Note – ProActive Capital SPV I, LLC

On January 20, 2021, the Company issued to ProActive Capital SPV I, LLC (“ProActive”) a convertible promissory note in the aggregate principal amount of $250,000 for a purchase price of $225,000, reflecting a $25,000 original issue discount (the “ProActive Note”). The ProActive Note had a maturity date of January 20, 2022.

On February 8, 2022, the parties to the ProActive Note entered into Amendment No. 1 to Convertible Promissory Note, dated as of February 4, 2022 (the “Note Amendment”). Pursuant to the terms of the Note Amendment, the maturity date of the ProActive Note was extended to September 20, 2022. As consideration for ProActive’s agreement to extend the maturity date, the principal amount of the ProActive Note was increased by $50,000, to be a total of $300,000. As of February 4, 2022, the indebtedness under the ProActive Note was $275,000, comprised of $250,000 of principal and $25,000 of accrued interest. Following February 4, 2022, interest will continue to accrue on the principal amount of $300,000 at an interest rate of 10%.

Convertible Promissory Note – ONE44 Note

On February 16, 2022, the Company entered into a Securities Purchase Agreement, (the “ONE44 SPA”) by and between the Company and ONE44 Capital LLC (“ONE44”). Pursuant to the terms of the ONE44 SPA, the Company agreed to issue and sell, and ONE44 agreed to purchase, a convertible promissory note in the aggregate principal amount of $175,500 (the “ONE44 Note”). The ONE44 Note has an original issue discount of $17,500, resulting in gross proceeds to the Company of $158,000. Pursuant to the terms of the ONE44 SPA, the Company also agreed to issue 400,000 shares of restricted common stock to ONE44 as additional consideration for the purchase of the ONE44 Note.

The ONE44 Note bears interest at a rate of 4% per annum and matures on February 16, 2023. Interest must be paid in common stock. The ONE44 Note may be prepaid with the following penalties/premiums:

Prepay Date	Prepay Amount
≤ 60 days	120% of principal plus accrued interest
61-120 days	130% of principal plus accrued interest
121-150 days	140% of principal plus accrued interest
151-180 days	150% of principal plus accrued interest

The ONE44 Note may not be prepaid after the 180th day.

ONE44 is entitled, at its option, at any time after the sixth monthly anniversary of cash payment, to convert all or any amount then outstanding under the ONE44 Note into shares of common stock at a price per share equal to 65% of the average of the three lowest daily VWAPs of the Company’s common stock for the 20 prior trading days, subject to a 4.99% equity blocker and subject to the terms of the ONE44 Note.

If an Event of Default (as defined in the ONE44 Note) occurs, unless cured within five days or waived, ONE44 may consider the ONE44 Note immediately due and payable and interest will accrue at a rate of 24% per annum, in addition to certain other remedies.

For the months ended January 31, 2022, the Company issued 6,377,239 shares to consultants and directors at fair value of $662,471.

For the months ended January 31, 2022, the Company issued 3,351,982 shares with net proceeds of $241,982 from ELOC.

For the months ended January 31, 2022, the Company issued 375,601 shares to settle a conversion of $59,721 convertible promissory note.

For the months ended February 28, 2022, the Company issued 151,281 shares to consultants and directors at fair value of $10,917.

For the months ended February 28, 2022, the Company issued 3,000,000 shares with net proceeds of $179,993 from ELOC.

For the months ended February 28, 2022, the Company issued 400,000 shares as debt issuance costs for convertible notes payable at fair value of $16,390.

For the months ended March 29, 2022, the Company issued 388,211 shares to consultants at fair value of $10,203.

For the months ended March 29, 2022, the Company issued 3,574,265 shares to settle a conversion of $89,364 convertible promissory note and accrued interest payable.

For the months ended March 29, 2022, the Company issued 1,000,000 shares and pending on the net proceeds from the ELOC.

For the months ended March 29, 2022, the Company issued 150,000 shares as commitment shares for convertible notes payable at fair value of $6,525.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CLUBHOUSE MEDIA GROUP, INC.

Dated: March 29, 2022	By:	/s/ Amir Ben-Yohanan
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

Signature	Title	Date

/s/ Amir Ben-Yohanan	Chief Executive Officer and Chairman of the Board	March 29, 2021
Amir Ben-Yohanan	(Principal Executive Officer)

/s/ Dmitry Kaplun	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	March 29, 2021
Dmitry Kaplun

/s/ Massimiliano Musina	Director	March 29, 2021
Massimiliano Musina

/s/ Harris Tulchin	Director	March 29, 2021
Harris Tulchin

90