Form 10-Q
period 2022-03-31
Clubhouse Media Group, Inc.
filed 2022-05-05
CIK 1389518

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

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

As of May 5, 2022, there were 143,414,563 shares of common stock, par value $0.001 per share, of the registrant issued and outstanding.

FORM 10-Q

CLUBHOUSE MEDIA GROUP, INC.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Clubhouse Media Group, Inc.

Consolidated Balance Sheets

	As of March 31,	As of December 31,
	2022	2021
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$80,983	$299,520
Accounts receivable, net	118,715	243,381
Prepaid expense	54,000	449,954
Total current assets	253,698	992,855

Property and equipment, net	59,138	67,651
Intangibles	542,310	458,033
Total assets	$855,146	$1,518,539

Liabilities and stockholders’ equity (deficit)
Current liabilities:
Accounts payable	$1,762,563	$1,620,661
Deferred revenue	50,300	337,500
Convertible notes payable, net	7,515,159	5,761,479
Shares to be issued	537,865	1,047,885
Derivative liability	983,630	513,959
Total current liabilities	10,849,517	9,281,484

Convertible notes payable, net - related party	1,258,687	1,386,919
Total liabilities	12,108,204	10,668,403

Commitments and contingencies	–	–

Stockholders’ equity (deficit):
Preferred stock, par value $0.001, authorized 50,000,000 shares; 1 shares issued and outstanding at March 31, 2022 and December 31, 2021	–	–
Common stock, par value $0.001, authorized 2,000,000,000 shares; 120,399,731 and 97,785,111 shares issued and outstanding at March 31, 2022 and December 31, 2021, respectively	120,400	97,785
Additional paid-in capital	17,028,768	15,656,425
Accumulated deficit	(28,402,226)	(24,904,074)
Total stockholders’ equity (deficit)	(11,253,058)	(9,149,864)
Total liabilities and stockholders’ equity (deficit)	$855,146	$1,518,539

See accompanying notes to unaudited consolidated financial statements.

Clubhouse Media Group, Inc.

Consolidated Statements of Operations

(Unaudited)

	For the Period Ended March 31, 2022	For the Period Ended March 31, 2021

Total revenue, net	$813,477	$523,376
Cost of sales	671,148	316,684
Gross profit	142,329	206,692

Operating expenses:
Advertising expenses	45,758	239,414
Selling, general, and administrative	160,069	288,560
Salaries & wages	405,589	–
Professional and consultant fees	686,661	3,228,212
Production expenses	55,016	87,186
Rent expense	7,395	523,991
Total operating expenses	1,360,488	4,367,363

Operating loss	(1,218,159)	(4,160,671)

Other (income) expenses:
Interest expense, net	762,655	840,138
Amortization of debt discounts, net	1,349,628	495,937
Interest expense - excess derivatives	245,326	-
Loss in extinguishment of debt - related party	–	297,138
Other (income) expense, net	–	54,227
Change in fair value of derivative liability	(77,616)	(49,533)
Total other (income) expenses	2,279,993	1,637,907

Loss before income taxes	(3,498,152)	(5,798,578)

Income tax (benefit) expense	-	-
Net loss	$(3,498,152)	$(5,798,578)

Basic and diluted weighted average shares outstanding	108,753,763	93,330,191

Basic and diluted net loss per share	$(0.03)	$(0.06)

See accompanying notes to unaudited consolidated financial statements.

Clubhouse Media Group, Inc.

Consolidated Statements of Stockholders’ Equity (Deficit)

(Unaudited)

					Additional		Total
	Common Stock		Preferred Shares		Paid-In	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance at January 1, 2021	92,682,632	$92,682	1	$-	$152,953	$(2,577,721)	$(2,332,086)
Stock compensation expense	207,817	208	-	-	2,112,980	-	2,113,188
Conversion of convertible debt	8,197	8	-	-	12,992	-	13,000
Shares issued to settle accounts payable	24,460	24	-	-	148,485	-	148,510
Shares issued as debt issuance costs for convertible notes payable	645,000	645	-	-	3,440,755	-	3,441,400
Beneficial conversion features	-		-	-	51,000	-	51,000
Acquisition of Magiclytics	734,689	735	-	-	19,265	(80,697)	(60,697)
Imputed Interest	-		-	-	15,920	-	15,920
Net loss	-	-	-	-	-	(5,798,578)	(5,798,578)
Balance at March 31, 2021	94,302,795	$94,302	1	$-	$5,954,350	$(8,456,996)	$(2,408,344)

Balance at December 31, 2021	97,785,111	$97,785	1	$-	$15,656,425	$(24,904,074)	$(9,149,864)
Stock compensation expense	3,385,550	3,386	-	-	91,145	-	94,531
Shares issued for cash - ELOC	8,351,960	8,352	-	-	356,551	-	364,903
Shares to be issued - liability reclass to equity	6,752,850	6,753	-	-	710,507	-	717,260
Reclass of derivative liability on conversion	-	-	-	-	105,516	-	105,516
Convertible debt	550,000	550	-	-	22,832	-	23,382
Conversion of convertible debt	3,574,260	3,574	-	-	85,792	-	89,366
Net loss	-	-	-	-	-	(3,498,152)	(3,498,152)
Balance at March 31, 2022	120,399,731	$120,400	1	$-	$17,028,768	$(28,402,226)	$(11,253,058)

See accompanying notes to unaudited consolidated financial statements.

Clubhouse Media Group, Inc.

Consolidated Statements of Cash Flow

(Unaudited)

	For the three months ended March 31,	For the three months ended March 31,
	2022	2021
Cash flows from operating activities:
Net loss	$(3,498,152)	$(5,798,578)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	17,727	502,871
Imputed interest	–	15,920
Interest expense - amortization of debt discounts	1,349,626	–
Additional non-cash interest expense due to debt restructuring	544,256	–
Stock compensation expense	94,531	2,977,264
Loss in extinguishment of debt - related party	–	297,138
Change in fair value of derivative liability	(77,616)	(49,533)
Loss in extinguishment of debt	–	55,525
Accretion expense - excess derivative liability	287,755	–
Net changes in operating assets & liabilities:
Accounts receivable	124,666	165,590
Prepaid expense, deposits and other current assets	395,960	(181,023)
Accounts payable, accrued liabilities, due to affiliates, and other long-term liabilities	(120,386)	386,708
Net cash used in operating activities	(881,633)	(1,628,118)

Cash flows from investing activities:
Purchases of property, plant, and equipment	–	(5,220)
Purchases of intangible assets	(93,491)	(1,765)
Cash received from acquisition of Magiclytics	–	76
Net cash used in investing activities	(93,491)	(6,909)

Cash flows from financing activities:
Shares issued for cash	364,903	-
Borrowings from related party note payable	-	135,000
Repayment to related party convertible note payable	(105,822)	(137,500)
Borrowings from convertible notes payable	515,625	3,538,000
Repayment to convertible notes payable	(18,119)	-
Net cash provided by financing activities	756,587	3,535,500

Net (decrease) increase in cash and cash equivalents	(218,537)	1,900,473
Cash and cash equivalents at beginning of period	299,520	37,774
Cash and cash equivalents at end of period	$80,983	$1,938,247

Supplemental disclosure of cash flow information
Cash paid during the period for:
Interest	$-	$-
Income taxes	$-	$-

Supplemental disclosure of non-cash investing and financing activities:
Shares issued for conversion from convertible note payable	$89,366	$13,000
Shares issued to settle accounts payable	$-	$148,510

See accompanying notes to unaudited consolidated financial statements.

Clubhouse Media Group, Inc.

Notes to the Unaudited Consolidated Financial Statements

March 31, 2022 and 2021

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

Since September 2021, the Company launched its own subscription-based site HoneyDrip.com, which provides a digital space for creators to share unique content with their subscribers.

The Company has terminated all leases since December 31, 2021 and focuses on brand deals, Honeydrip platform, and Magiclytics software.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation

These unaudited consolidated financial statements have been prepared in accordance with GAAP and include all adjustments necessary for the fair presentation of the Company’s financial position for the periods presented.

The unaudited consolidated balance sheet as of March 31, 2022 was derived from the Company’s audited consolidated financial statements at that date. The accompanying unaudited consolidated interim financial statements should be read in conjunction with the audited consolidated financial statements and related notes thereto for the year ended December 31, 2021 included in the Company’s Annual Report on Form 10-K filed by the Company with the Securities and Exchange Commission, or the SEC, on March 29, 2022, or the Annual Report. Interim results for the three months ended March 31, 2022 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2022.

Principles of Consolidation

The unaudited consolidated financial statements include the financial statements of the Company and its subsidiaries. All significant inter-company transactions and balances have been eliminated in consolidation.

Use of Estimates

In preparing the consolidated financial statements in conformity with GAAP, management makes estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities as of the dates of the consolidated financial statements, as well as the reported amounts of revenues and expenses during the reporting period. Significant estimates and assumptions made by management include, but are not limited to, revenue recognition, the allowance for bad debt, useful life of fixed assets, income taxes and unrecognized tax benefits, valuation allowance for deferred tax assets, and assumptions used in assessing impairment of long-lived assets. Actual results could differ from those estimates.

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

Advertising

Advertising costs are expensed when incurred and are included in selling, general, and administrative expense in the accompanying consolidated statements of operations. We incurred advertising expenses of $45,758 and $239,414 for the three months ended March 31, 2022 and 2021, respectively.

Accounts Receivable

The Company’s accounts receivable arises from providing services. The Company does not adjust its receivables for the effects of a significant financing component at contract inception if it expects to collect the receivables in one year or less from the time of sale. The Company does not expect to collect receivables greater than one year from the time of sale.

The Company’s policy is to maintain an allowance for potential credit losses on accounts receivable. Management reviews the composition of accounts receivable and analyzes historical bad debts, customer concentrations, customer credit worthiness, current economic trends and changes in customer payment patterns to evaluate the adequacy of these reserves. Amounts determined to be uncollectible are charged or written-off against the reserve. As of March 31, 2022 and December 31, 2021, there were $0 and $0 for bad debt allowance for accounts receivable.

Property and equipment, net

Plant and equipment are stated at cost less accumulated depreciation and impairment. Depreciation of property, plant and equipment and are calculated on the straight-line method over their estimated useful lives or lease terms generally as follows:

Classification	Useful Life
Equipment	3 years

Lease

On January 2, 2020, the Company adopted ASC Topic 842, Leases, or ASC 842, using the modified retrospective transition method with a cumulative effect adjustment to accumulated deficit as of January 1, 2019, and accordingly, modified its policy on accounting for leases as stated below. As described under “Recently Adopted Accounting Pronouncements,” below, the primary impact of adopting ASC 842 for the Company was the recognition in the consolidated balance sheet of certain lease-related assets and liabilities for operating leases with terms longer than 12 months. The Company elected to use the short-term exception and does not record assets/liabilities for short term leases as of March 31, 2022 and December 31, 2021.

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

Based on the Company’s evaluations, revenue from Managed Services is reported on a gross basis because the Company has the primary obligation to fulfill the performance obligations and it creates, reviews and controls the services. The Company takes on the risk of payment to any third-party creators and it establishes the contract price directly with its customers based on the services requested in the statement of work. The contract liabilities as of March 31, 2022 and December 31, 2021 were $50,300 and $337,500, respectively.

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

Software Development Costs

We apply ASC 350-40, Intangibles—Goodwill and Other—Internal Use Software, in review of certain system projects. These system projects generally relate to software we do not intend to sell or otherwise market. In addition, we apply this guidance to our review of development projects related to software used exclusively for our SaaS subscription offerings. In these reviews, all costs incurred during the preliminary project stages are expensed as incurred. Once the projects have been committed to and it is probable that the projects will meet functional requirements, costs are capitalized. These capitalized software costs are amortized on a project-by-project basis over the expected economic life of the underlying product on a straight-line basis, which is five years. Amortization commences when the software is available for its intended use. Amounts capitalized related to development of internal use software are included in property and equipment, net, on our Consolidated Balance sheets and related depreciation is recorded as a component of amortization of intangible assets and depreciation in our consolidated statements of operations. During the three months ended March 31, 2022 and 2021, we capitalized approximately $93,491 and $0, respectively, related to internal use software and recorded $9,214 and $0 in related amortization expense, respectively. Unamortized costs of capitalized internal use software totaled $542,310 and $458,033 as of March 31, 2022 and December 31, 2021, respectively.

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

For other intangible assets that are not deemed indefinite-lived, cost is generally amortized on a straight-line basis over the asset’s estimated economic life, except for individually significant customer-related intangible assets that are amortized in relation to total related sales. Amortizable intangible assets are reviewed for impairment whenever events or changes in circumstances indicate that the related carrying amounts may not be recoverable. In these circumstances, they are tested for impairment based on undiscounted cash flows and, if impaired, written down to estimated fair value based on either discounted cash flows or appraised values. The Company impaired $0 and $0 of goodwill for the three months ended March 31, 2022 and 2021, respectively.

Impairment of Long-Lived Assets

Long-lived assets, which include property, plant and equipment and intangible assets, are reviewed for impairment whenever events or changes in circumstances indicate the carrying amount of an asset may not be recoverable.

Recoverability of long-lived assets to be held and used is measured by comparing the carrying amount of an asset to the estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated undiscounted future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the assets. Fair value is generally determined using the asset’s expected future discounted cash flows or market value, if readily determinable. Based on its review, the Company believes that, as of and for the three months ended March 31, 2022 and for the year ended December 31, 2021, there were no impairment loss of its long-lived assets.

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

Basic Loss Per Share

Under the provisions of ASC 260, “Earnings per Share,” basic loss per common share is computed by dividing net loss available to common shareholders by the weighted average number of shares of common stock outstanding for the periods presented. Diluted net loss per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that would then share in the income of the Company, subject to anti-dilution limitations. Potential common shares consist of the convertible promissory notes payable as of March 31, 2022 and December 31, 2021. As of March 31, 2022 and December 31, 2021, there were approximately 79,893,858 and 8,936,529 potential shares issuable upon conversion of convertible notes payable As of March 31, 2022 and December 31, 2021, there were approximately 165,077 and 165,077 potential shares issuable upon conversion of warrants.

The table below presents the computation of basic and diluted earnings per share for the three months ended March 31, 2022 and 2021:

	For the three months ended March 31, 2022	For the three months ended March 31, 2021
Numerator:
Net loss	$(3,498,152)	$(5,798,578)
Denominator:
Weighted average common shares outstanding—basic	108,753,763	93,330,191
Dilutive common stock equivalents	-	-
Weighted average common shares outstanding—diluted	108,753,763	93,330,191
Net loss per share:
Basic	$(0.03)	$(0.06)
Diluted	$(0.03)	$(0.06)

Concentration of Credit Risk

Financial instruments that potentially subject the Company to credit risk consist primarily of accounts receivable. The Company does not require collateral or other security to support these receivables. The Company conducts periodic reviews of the financial condition and payment practices of its customers to minimize collection risk on accounts receivable.

Stock-based Compensation

Stock-based compensation cost to employees is measured at the date of grant, based on the calculated fair value of the stock-based award, and will be recognized as expense over the employee’s requisite service period (generally the vesting period of the award) under ASC 718. Share-based compensation awards issued to non-employees for services rendered are recorded at either the fair value of the services rendered or the fair value of the share-based payment, whichever is more readily determinable.

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

The following table presents the Company’s assets and liabilities required to be reflected within the fair value hierarchy as of March 31, 2022 and December 31, 2021.

	Fair Value	Fair Value Measurements at
	As of	March 31, 2022
Description	March 31, 2022	Using Fair Value Hierarchy
		Level 1	Level 2	Level 3
Derivative liability	$983,630	$-	$-	$983,630

Total	$983,630	$-	$-	$983,630

	Fair Value	Fair Value Measurements at
	As of	December 31, 2021
Description	December 31, 2021	Using Fair Value Hierarchy
		Level 1	Level 2	Level 3
Derivative liability	$513,959	$-	$-	$513,959

Total	$513,959	$-	$-	$513,959

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

Beneficial Conversion Features

If a conversion feature did not meet the definition of derivative liability under ASC 815, the Company evaluates the conversion feature for a beneficial conversion feature. The effective conversion price was compared to the market price on the date of the note. If the effective conversion price was less than the market value of underlying common stock at the inception of the convertible promissory note, the Company recorded the difference as debt discounts and amortized over the life of the notes using the effective interest method.

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

As reflected in the accompanying financial statements, the Company had a net loss of $3,498,152 for the three months ended March 31, 2022, negative working capital of $10,595,819 as of March 31, 2022, and stockholders’ deficit of $11,253,058. These factors among others raise substantial doubt about the Company’s ability to continue as a going concern.

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

The number of shares of the Company common stock issued at the Magiclytics Closing was based on the fair market value of the Company common stock as initially agreed to by the parties, which is $4.76 per share (the “Base Value”). The fair market value was determined based on the volume weighted average closing price of the Company common stock for the twenty (20) trading day period immediately prior to the Magiclytics, In the event that the initial public offering price per share of the Company common stock in this Offering pursuant to Regulation A is less than the Base Value, then within three (3) business days of the qualification by the SEC of the Offering Statement forming part of this offering circular, the Company will issue to the Magiclytics Shareholders a number of additional shares of Company common stock equal to:

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

Immediately prior to closing of the Agreement, Chris Young was the President and Director of the Company, and was the Chief Executive Officer, a Director, and a principal shareholder of 45% of outstanding capital stock of Magiclytics at the time of the share exchange. As a result of the common ownership upon closing of the transaction, the acquisition was considered a common-control transaction and was outside the scope of the business combination guidance in ASC 805-10. The entities are deemed to be under common control as of February 27, 2018, which was the date that the majority shareholder acquired control of the Company and, therefore, held control over both companies. The Company recorded the consideration issued to purchase Magiclytics based on the carrying value of the net assets received and $97,761 related party payables assumed per the acquisition agreement as of February 3, 2021 of $(60,697). The financial statements as of December 31, 2021 were adjusted as if the acquisition happened at the beginning of the year as of January 1, 2021.

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

NOTE 5 – PREPAID EXPENSE

As of March 31, 2022 and December 31, 2021, the Company has prepaid expense of $54,000 and $449,954, respectively. The prepaid expense mainly consisted of prepaid stock compensation to consultants and employees of $54,000.

NOTE 6 – PROPERTY AND EQUIPMENT

Fixed assets, net consisted of the following:

	March 31, 2022	December 31, 2021	Estimated Useful Life

Equipment	$113,638	$113,638	3 years
Less: accumulated depreciation and amortization	(54,500)	(45,987)
Property, plant, and equipment, net	$59,138	$67,651

Depreciation expense were $8,513 and $6,935 for the three months ended March 31, 2022 and March 31, 2021, respectively.

NOTE 7 – INTANGIBLES

As of March 31, 2022 and December 31, 2021, the Company has intangible assets of $542,310 and $458,033 from and after the acquisition of Magiclytics in February 2021. It is a platform that internally developed for revenue prediction from influencer collaboration and our digital platform Honeydrip.com.

The following table sets forth the Company’s finite-lived intangible assets resulting from business acquisitions and other purchases, which continue to be amortized:

	Weighted Average	March 31, 2022			December 31, 2021
	Useful Life (in Years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Value	Accumulated Amortization	Net Carrying Amount
Developed technology - Magiclytics	5	$275,489	$20,005	$255,484	$184,058	$10,791	$173,267
Developed technology - Magiclytics	-	286,826	-	286,826	284,766	-	284,766
		$562,315	$20,005	$542,310	$468,824	$10,791	$458,033

Amortization expense were $9,214 and $0 for the three months ended March 31, 2022 and 2021, respectively

NOTE 8 – ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

Accrued liabilities at March 31, 2022 and December 31, 2021 consist of the following:

	2022	2021
Accounts payable	$244,430	$429,160
Accrued payroll	715,000	520,000
Accrued interest	681,609	550,285
Other	121,524	121,216
	$1,762,563	$1,620,661

NOTE 9 – CONVERTIBLE NOTES PAYABLE

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

Since the conversion price is based on 50% of the VWAP during the 20-trading day period immediately prior to the option conversion date, the Company has determined that the conversion feature is considered a derivative liability for the Company, which is detailed in Note 11.

The balance of the Hoey Note as of March 31, 2022 and December 31, 2021 was $0 and $0, respectively.

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

Since the conversion price is based on 30% of the VWAP during the 20-trading day period immediately prior to the option conversion date, the Company has determined that the conversion feature is considered a derivative liability for the Company, which is detailed in Note 11.

The balance of the Niu Note as of March 31, 2022 and December 31, 2021 was $0 and $50,000, respectively.

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

Since the conversion price is based on 50% of the VWAP during the 20-trading day period immediately prior to the option conversion date, the Company has determined that the conversion feature is considered a derivative liability for the Company, which is detailed in Note 11.

The balance of the Galen Note as of March 31, 2022 and December 31, 2021 was $0 and $30,000, respectively.

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

Since the conversion price is based on 50% of the VWAP during the 20-trading day period immediately prior to the option conversion date, the Company has determined that the conversion feature is considered a derivative liability for the Company, which is detailed in Note 11.

On December 20, 2021, the Company received conversion notice to issue to Mr. Huyng 375,601 shares of Company common stock upon the conversion of the $50,000 principal of his convertible promissory note and $4,789 accrued interest at a conversion price of $0.15 per share The shares have not been issued as of December 31, 2021 and subsequently issued in January 2022.

The balance of the Huynh Note as of March 31, 2022 and December 31 2021 was $0 and $0, respectively.

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

Since the conversion price is based on 50% of the VWAP during the 20-trading day period immediately prior to the option conversion date, the Company has determined that the conversion feature is considered a derivative liability for the Company, which is detailed in Note 11.

On November 8, 2021, the Company issued to Mr. Wong 47,478 shares of Company common stock upon the conversion of the $25,000 principal of his convertible promissory note and $2,181 accrued interest at a conversion price of $0.57 per share.

The balance of the Wong Note as of March 31, 2022 and December 31, 2021 was $0 and $0, respectively.

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

Since the conversion price is based on 70% of the VWAP during the 20-trading day period immediately prior to the option conversion date, the Company has determined that the conversion feature is considered a derivative liability for the Company, which is detailed in Note 11.

On January 26, 2021, the Company issued to Matthew Singer 8,197 shares of Company common stock upon the conversion of the convertible promissory note issued to Mr. Singer in the principal amount of $13,000 on January 3, 2021 at a conversion price of $1.59 per share.

The balance of the Singer Note as of March 31, 2022 and December 31, 2021 was $0 and $0, respectively.

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

On February 4, 2022, the Company amended the convertible promissory note with ProActive Capital SPV I, LLC and extended the maturity date to September 30, 2022 and the principal amount is increased by $50,000 to a total of $300,000.

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

The balance of the ProActive Capital Note as of March 31, 2022 and December 31, 2021 was $300,000 and $250,000, respectively.

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

The entire principal balance and interest were converted into 107,301 common shares in the quarter ended June 30, 2021. The balance of the GS Capital #1 as of March 31, 2022 and December 31, 2021 was $0 and $0, respectively. The Company signed the restructuring agreement below to return the shares for the new GS note #1, as if the initial conversion had not occurred.

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

The balance of the New GS Note #1 as of March 31, 2022 and December 31, 2021 was $300,445 and $300,445, respectively.

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

On November 26, 2021, the Company entered into an Amendment and Restructuring Agreement (the “Restructuring Agreement”) with GS Capital Partners, LLC to cancel the conversion exercised in the quarter ended June 30, 2021 and extended the maturity date to August 19, 2022.

The balance of the GS Capital #2 Note as of March 31, 2022 and December 31, 2021 was $559,659 and $577,778, respectively.

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

On November 26, 2021, the Company entered into an Amendment and Restructuring Agreement (the “Restructuring Agreement”) with GS Capital Partners, LLC to extend the maturity to September 22, 2022.

The balance of the GS Capital #3 Note as of March 31, 2022 and December 31, 2021 was $577,778 and $577,778, respectively.

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

On November 26, 2021, the Company entered into an Amendment and Restructuring Agreement (the “Restructuring Agreement”) with GS Capital Partners, LLC to extend the maturity to October 1, 2022.

The balance of the GS Capital Note #4 as of March 31, 2022 and December 31, 2021 were $550,000 and $550,000, respectively.

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

On November 26, 2021, the Company entered into an Amendment and Restructuring Agreement (the “Restructuring Agreement”) with GS Capital Partners, LLC to extend the maturity to October 29, 2022.

The balance of the GS Capital Note #5 as March 31, 2022 and December 31, 2021 was $550,000 and $550,000, respectively.

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

On November 26, 2021, the Company entered into an Amendment and Restructuring Agreement (the “Restructuring Agreement”) with GS Capital Partners, LLC to extend the maturity to December 3, 2022.

The balance of the GS Capital Note #6 as of March 31, 2022 and December 31, 2021 was $550,000 and $550,000, respectively.

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

On January 25, 2022, the Company entered into an Amendment and Restructuring Agreement (the “Tiger Restructuring Agreement”) with Tiger Trout to extend the maturity to August 24, 2022 and increased the principal amount of the convertible note by $388,378 so the total principal became $1,928,378.

The balance of the Tiger Trout Note as of March 31, 2022 and December 31, 2021 was $1,928,378 and $1,590,000, respectively.

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

The balance of the Eagle Equities Note as of March 31, 2022 and December 31, 2021 was $1,100,000 and $1,100,000, respectively. The Company is currently in default of the Eagle Equities Note.

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

On November 26, 2021, the Company entered into an Amendment and Restructuring Agreement (the “Labrys Restructuring Agreement”) with Labrys Fund LP to extend the maturity to November 11, 2022 and increased the principal amount of the convertible note by $116,800 so the total principal became $700,878.

For the year ended December 31, 2021, the Company paid $455,000 cash to reduce the balance of the convertible promissory note from Labrys Fund, LP. On March 30, 2022, Labrys Fund, LP converted $111,065 principal and $32,196 interest and $1,750 for fees totaling $145,011.60 into 5,800,000 common shares. The shares has not been issued as of March 31, 2022 and recorded as shares to be issued – liability as of March 31, 2022.

The balance of the Labrys Note as of March 31, 2022 and December 31, 2021 was $589,812 and $545,000, respectively.

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

Since the conversion price is based on the lesser of (i) $1.00 or (ii) 75% of the VWAP during the 20-trading day period immediately prior to the option conversion date, the Company has determined that the conversion feature is considered a derivative liability for the Company, which is detailed in Note 11.

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

The balance of the Chris Etherington Note as of March 31, 2022 and December 31, 2021 was $165,000 and $165,000, respectively.

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

Since the conversion price is based on the lesser of (i) $1.00 or (ii) 75% of the VWAP during the 20-trading day period immediately prior to the option conversion date, the Company has determined that the conversion feature is considered a derivative liability for the Company, which is detailed in Note 11.

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

The balance of the Rui Wu Note as of March 31, 2022 and December 31, 2021 was $550,000 and $550,000, respectively.

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

Since the conversion price is based on the lesser of (i) $1.00 or (ii) 75% of the VWAP during the 20-trading day period immediately prior to the option conversion date, the Company has determined that the conversion feature is considered a derivative liability for the Company, which is detailed in Note 11.

The $20,250 original issue discounts, the $3,750 reimbursement, and the conversion features were recorded as debt discounts and amortized over the term of the note. Therefore, the total debt discount at the inception date of this convertible promissory note were recorded at $173,894.

The balance of the Sixth Street #1 note as of March 31, 2022 and 2021 was $224,000 and $224,000, respectively.

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

Since the conversion price is based on the lesser of (i) $1.00 or (ii) 75% of the VWAP during the 20-trading day period immediately prior to the option conversion date, the Company has determined that the conversion feature is considered a derivative liability for the Company, which is detailed in Note 11.

The $8,500 original issue discounts, the $3,750 reimbursement, and the conversion features were recorded as debt discounts and amortized over the term of the note. Therefore, the total debt discount at the inception date of this convertible promissory note were recorded at $79,118.

The balance of the Sixth Street #2 note as of March 31, 2022 and December 31, 2021 was $93,500 and $93,500, respectively.

Convertible Promissory Note – Fast Capital

On January 10, 2022, the Company entered into a Securities Purchase Agreement, (the “Fast Capital purchase agreement”) dated January 10, 2022, by and between the Company and Fast Capital, LLC. Pursuant to the terms of the SPA, the Company agreed to issue and sell, and the Buyer agreed to purchase, a convertible note in the aggregate principal amount of $120,000 (the “Fast Capital Note”). The Fast Capital 2 Note has an original issue discount of $10,000, resulting in gross proceeds to the Company of $110,000.

The Fast Capital Note bears interest at a rate of 10% per annum and matures on January 10, 2023. Any amount of principal or interest on the Note which is not paid when due will bear interest at a rate of 18% per annum. The Note may not be prepaid in whole or in part except as provided in the Note by way of conversion at the option of the Buyer.

The Buyer has the right from time to time, and at any time during the period beginning on the date that is 180 days following January 10, 2022 and ending on the later of (i) January 10, 2023, and (ii) the date of payment of the Default Amount (as defined in the Note), to convert all or any part of the outstanding and unpaid principal amount of the Note into common stock, subject to a 4.99% equity blocker.

The conversion price of the Fast Capital Note equals 70% of the lowest trading price of common stock as reported in the national Quotation Bureau OTC market exchange during the 20 trading date period ending on the latest complete trading day prior to the conversion date.

Since the conversion price is based on 70% of the lowest trading price of common stock as reported in the national Quotation Bureau OTC market exchange during the 20 trading date period ending on the latest complete trading day prior to the conversion date, the Company has determined that the conversion feature is considered a derivative liability for the Company, which is detailed in Note 11.

The $10,000 original issue discounts, the $5,000 reimbursement, and the conversion features were recorded as debt discounts and amortized over the term of the note. Therefore, the total debt discount at the inception date of this convertible promissory note were recorded at $120,000.

The balance of the Fast Capital note as of March 31, 2022 and December 31, 2021 was $120,000 and $0, respectively.

Convertible Promissory Note – Sixth Street Lending #3

On January 12, 2022, the Company entered into a Securities Purchase Agreement, (the “Sixth Street #3 purchase agreement”) dated January 12, 2022, by and between the Company and Sixth Street Lending LLC. Pursuant to the terms of the SPA, the Company agreed to issue and sell, and the Buyer agreed to purchase, a convertible note in the aggregate principal amount of $70,125 (the “Sixth Street #3 Note”). The Sixth Street #3 Note has an original issue discount of $6,375, resulting in gross proceeds to the Company of $63,750.

The Sixth Street #3 Note bears interest at a rate of 10% per annum and matures on January 12, 2023. Any amount of principal or interest on the Note which is not paid when due will bear interest at a rate of 22% per annum. The Note may not be prepaid in whole or in part except as provided in the Note by way of conversion at the option of the Buyer.

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

The conversion price of the Sixth Street #3 Note equals the lesser of the Variable Conversion Price (as hereinafter defined) and $1.00. The “Variable Conversion Price” means 75% multiplied by the lowest VWAP (as defined in the Note) for the Company’s common stock during the 20 trading date period ending on the latest complete trading day prior to the conversion date.

Since the conversion price is based on the lesser of (i) $1.00 or (ii) 75% of the VWAP during the 20-trading day period immediately prior to the option conversion date, the Company has determined that the conversion feature is considered a derivative liability for the Company, which is detailed in Note 11.

The $6,375 original issue discounts and the conversion features were recorded as debt discounts and amortized over the term of the note. Therefore, the total debt discount at the inception date of this convertible promissory note were recorded at $50,749.

The balance of the Sixth Street #3 note as of March 31, 2022 and December 31, 2021 was $70,125 and $0, respectively.

Convertible Promissory Note – ONE44 Capital LLC

On February 16, 2022, the Company entered into a Securities Purchase Agreement, (the “ONE44 Capital purchase agreement”) dated February 16, 2022, by and between the Company and ONE44 Capital LLC. Pursuant to the terms of the SPA, the Company agreed to issue and sell, and the Buyer agreed to purchase, a convertible note in the aggregate principal amount of $175,500 (the “ONE44 Capital Note”). The ONE44 Capital Note has an original issue discount of $17,500, resulting in gross proceeds to the Company of $158,000.

The ONE44 Capital Note bears interest at a rate of 4% per annum and matures on February 16, 2023. Any amount of principal or interest on the Note which is not paid when due will bear interest at a rate of 4% per annum. The Note may not be prepaid in whole or in part except as provided in the Note by way of conversion at the option of the Buyer.

The Buyer has the right from time to time, and at any time during the period beginning on the date that is 180 days following February 16, 2022 and ending on the later of (i) February 16, 2023, and (ii) the date of payment of the Default Amount (as defined in the Note), to convert all or any part of the outstanding and unpaid principal amount of the Note into common stock, subject to a 4.99% equity blocker.

The conversion price of the ONE44 Capital Note equals the lesser of the Variable Conversion Price (as hereinafter defined) and $1.00. The “Variable Conversion Price” means 65% multiplied by the lowest VWAP (as defined in the Note) for the Company’s common stock during the 3 trading date period ending on the latest complete trading day prior to the conversion date.

Since the conversion price is based on 65% of the VWAP during the 3-trading day period immediately prior to the option conversion date, the Company has determined that the conversion feature is considered a derivative liability for the Company, which is detailed in Note 11.

The $17,500 original issue discounts, the $8,000 reimbursement and the conversion features were recorded as debt discounts and amortized over the term of the note. Therefore, the total debt discount at the inception date of this convertible promissory note were recorded at $148,306.

The balance of the ONE44 Capital note as of March 31, 2022 and December 31, 2021 was $175,500 and $0, respectively.

Convertible Promissory Note – Coventry Enterprise, LLC

On March 3, 2022, the Company entered into a Securities Purchase Agreement, (the “Coventry Enterprise purchase agreement”) dated March 3, 2022, by and between the Company and Coventry Enterprise, LLC. Pursuant to the terms of the SPA, the Company agreed to issue and sell, and the Buyer agreed to purchase, a convertible note in the aggregate principal amount of $150,000 (the “Coventry Enterprise Note”). The Coventry Note has an original issue discount of $30,000, resulting in gross proceeds to the Company of $120,000. Pursuant to the terms of the Coventry SPA, the Company also agreed to issue 150,000 shares of restricted common stock to Coventry as additional consideration for the purchase of the Coventry Note.

The Coventry Enterprise Note bears interest at a rate of 10% per annum and matures on March 3, 2023. Any amount of principal or interest on the Note which is not paid when due will bear interest at a rate of 18% per annum. The Note may not be prepaid in whole or in part except as provided in the Note by way of conversion at the option of the Buyer.

The Buyer has the right from time to time, and at any time during the period beginning on the date that is 180 days following March 3, 2022 and ending on the later of (i) March 3, 2023, and (ii) the date of payment of the Default Amount (as defined in the Note), to convert all or any part of the outstanding and unpaid principal amount of the Note into common stock, subject to a 4.99% equity blocker.

The conversion price of the Coventry Enterprise Note equals the lesser of the Variable Conversion Price (as hereinafter defined). The “Variable Conversion Price” means 90% multiplied by the lowest VWAP (as defined in the Note) for the Company’s common stock during the 10 trading date period ending on the latest complete trading day prior to the conversion date.

Since the conversion price is based on 90% of the VWAP during the 10-trading day period immediately prior to the option conversion date, the Company has determined that the conversion feature is considered a derivative liability for the Company, which is detailed in Note 11.

The $30,000 original issue discounts, 150,000 shares issued, and the conversion features were recorded as debt discounts and amortized over the term of the note. Therefore, the total debt discount at the inception date of this convertible promissory note were recorded at $150,000.

The balance of the Coventry Enterprise note as of March 31, 2022 and December 31, 2021 was $150,000 and $0, respectively.

Below is the summary of the principal balance and debt discounts as of March 31, 2022.

Convertible Promissory Note Holder	Start Date	End Date	Initial Note Principal Balance	Current Note Principal Balance	Debt Discounts As of Issuance	Amortization	Debt Discounts As of March 31, 2022
Scott Hoey	9/10/2020	9/10/2022	7,500	0	7,500	(7,500)	-
Cary Niu	9/18/2020	9/18/2022	50,000	0	50,000	(50,000)	-
Jesus Galen	10/6/2020	10/6/2022	30,000	0	30,000	(30,000)	-
Darren Huynh	10/6/2020	10/6/2022	50,000	0	50,000	(50,000)	-
Wayne Wong	10/6/2020	10/6/2022	25,000	0	25,000	(25,000)	-
Matt Singer	1/3/2021	1/3/2023	13,000	0	13,000	(13,000)	-
ProActive Capital	1/20/2021	1/20/2022	250,000	300,000	217,024	(217,024)	-
GS Capital #1	1/25/2021	1/25/2022	288,889	0	288,889	(288,889)	-
GS Capital #1 replacement	11/26/2021	5/31/2022	300,445	300,445	-	-	-
Tiger Trout SPA	1/29/2021	1/29/2022	1,540,000	1,928,378	1,540,000	(1,540,000)	-
GS Capital #2	2/16/2021	2/16/2022	577,778	559,659	577,778	(577,778)	-
Labrys Fund, LLP	3/11/2021	3/11/2022	1,000,000	589,812	1,000,000	(1,000,000)	-
GS Capital #3	3/16/2021	3/16/2022	577,778	577,778	577,778	(577,778)	-
GS Capital #4	4/1/2021	4/1/2022	550,000	550,000	550,000	(548,493)	1,507
Eagle Equities LLC	4/13/2021	4/13/2022	1,100,000	1,100,000	1,100,000	(1,060,822)	39,178
GS Capital #5	4/29/2021	4/29/2022	550,000	550,000	550,000	(506,302)	43,698
GS Capital #6	6/3/2021	6/3/2022	550,000	550,000	550,000	(453,562)	96,438
Chris Etherington	8/26/2021	8/26/2022	165,000	165,000	165,000	(98,096)	66,904
Rui Wu	8/26/2021	8/26/2022	550,000	550,000	550,000	(326,987)	223,013
Sixth Street Lending #1	11/28/2021	11/28/2022	224,000	224,000	173,894	(63,364)	110,530
Sixth Street Lending #2	12/9/2021	12/9/2022	93,500	93,500	79,118	(24,278)	54,840
Fast Capital LLC	1/10/2022	1/10/2023	120,000	120,000	120,000	(26,301)	93,699
Sixth Street Lending #3	1/12/2022	1/12/2023	70,125	70,125	50,748	(10,844)	39,904
One 44 Capital	2/16/2022	2/16/2023	175,500	175,500	148,306	(17,471)	130,835
Coventry Enterprise	3/3/2022	3/3/2023	150,000	150,000	150,000	(11,507)	138,492
Total						Total	$1,039,038
						Remaining note principal balance	8,554,197
						Total convertible promissory notes, net	$7,515,159

Future payments of principal of convertible notes payable at March 31, 2022 are as follows:

Years ending December 31,
2022	$(8,038,572)
2023	(515,625)
2024	–
2025	-
Thereafter	–
Total	$(8,554,197)

Interest expense recorded related to the convertible notes payable for the three months ended March 31, 2022 and 2021 were $762,653 and $840,138, respectively.

The Company amortized $1,349,628 and $495,937 of the discount on the convertible notes payable to interest expense for the three months ended March 31, 2022 and 2021, respectively.

NOTE 10 – SHARES TO BE ISSUED - LIABILITY

As of March 31, 2022 and December 31, 2021, the Company entered into various consulting agreements with consultants, directors, and convertible debt. The balances of shares to be issued – liability were $570,062 and $1,047,885, respectively. The Company recorded these consultant and director shares under liability based on the shares will be issued at a fixed monetary amount known at inception under ASC 480.

Shares to be issued - liability is summarized as below:

Beginning Balance, January 1, 2022	$1,047,885
Shares to be issued	262,465
Shares issued	(772,485)
Ending Balance, March 31, 2022	$537,865

Shares to be issued - liability is summarized as below:

Beginning Balance, January 1, 2021	$87,029
Shares to be issued	6,415,046
Shares issued	(5,454,190)
Ending Balance, December 31, 2021	$1,047,885

NOTE 11 – DERIVATIVE LIABILITY

The derivative liability is derived from the conversion features in note 10 signed for the period ended December 31, 2021. All were valued using the weighted-average Binomial option pricing model using the assumptions detailed below. As of March 31, 2022 and December 31, 2021, the derivative liability was $983,630 and $513,959, respectively. The Company recorded $77,616 loss and $49,533 loss from changes in derivative liability during the three months ended March 31, 2022 and 2021, respectively. The Binomial model with the following assumption inputs:

March 31, 2022
Annual Dividend Yield	—
Expected Life (Years)	0.4 – 0.9 years
Risk-Free Interest Rate	0.07% - 1.63%
Expected Volatility	179 - 226%

Fair value of the derivative is summarized as below:

Beginning Balance, December 31, 2021	$513,959
Additions	652,803
Mark to Market	(77,616)
Cancellation of Derivative Liabilities Due to Conversions	-
Reclassification to APIC Due to Conversions	(105,516)
Ending Balance, March 31, 2022	$983,630

December 31, 2021
Annual Dividend Yield	—
Expected Life (Years)	0.6 – 0.8 years
Risk-Free Interest Rate	0.07% - 0.39%
Expected Volatility	145 - 485%

Fair value of the derivative is summarized as below:

Beginning Balance, December 31, 2020	$304,490
Additions	1,343,518
Mark to Market	(1,029,530)
Cancellation of Derivative Liabilities Due to Conversions	-
Reclassification to APIC Due to Conversions	(104,519)
Ending Balance, December 31, 2021	$513,959

NOTE 12 – NOTE PAYABLE, RELATED PARTY

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

The Company amortized $22,411 and $15,467 of the discount on the convertible notes payable to interest expense for the three months ended March 31, 2022 and 2021, respectively. The outstanding debt premium as of March 31, 2022 was $94,644.

For the three months ended March 31, 2022 and 2021, the Company paid $105,822 and $0 to the Amir 2021 Note, respectively.

The balance as of March 31, 2022 and December 31, 2021 were $1,164,042 and $1,269,864, respectively.

NOTE 13 – RELATED PARTY TRANSACTIONS

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

For the three months ended March 31, 2022 and 2021, the Company paid $105,822 and $0 to the Amir 2021 Note, respectively.

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

As of March 31, 2022 and December 31, 2021, The Company has a payable balance owed to the sellers of Magiclytics of $97,761 and $97,761 from the acquisition of Magiclytics on February 3, 2021.

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

On October 8, 2021, each of Christian Young, President, Secretary and Director of the Company, and Simon Yu, Chief Operating Officer and Director of the Company, resigned from all officer and director positions with the Company, effective immediately. Each of Mr. Young and Yu will continue to provide consulting services to the Company. The Company terminated their consulting agreement in the quarter ended December 31, 2021.

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

NOTE 14 – STOCKHOLDERS’ EQUITY (DEFICIT)

The Company’s authorized capital stock consists of 2,000,000,000 shares of common stock, par value $0.001, and 50,000,000 shares of preferred stock, par value $0.001. See Note 16.

Preferred Stock

As of March 31, 2022 and December 31, 2021, there was 1 preferred share issued and outstanding.

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

Common Stock

As of March 31, 2022 and December 31, 2021, the Company had 2,000,000,000 shares of common stock authorized with a par value of $0.001. There were 120,399,731 and 97,785,111 shares issued and outstanding as of March 31, 2022 and December 31, 2021, respectively.

For the three months ended March 31, 2022, the Company issued 8,351,960 shares with net proceeds of $364,903 in connection with the ELOC. The Company incurred $56,025 deposit and trading fees from the ELOC.

For the three months ended March 31, 2022, the Company issued 3,385,550 shares to consultants and directors at fair value of $55,225.

For the three months ended March 31, 2022, the Company issued 3,574,260 shares to settle a conversion of $89,366 of convertible promissory note principal and accrued interest.

For the three months ended March 31, 2022, the Company issued 550,000 shares as debt issuance costs for convertible notes payable at fair value of $23,382.

For the three months ended March 31, 2022, the Company issued 6,752,830 shares to settle shares to be issued – liabilities at fair value of $717,260.

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

Warrants

A summary of the Company’s stock warrants activity is as follows:

	Number of Options (in thousands)	Weighted- Average Exercise Price	Weighted- Average Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding at December 31, 2021	165,077	$2.05	4.9	-
Granted	-	-
Exercised	-	-
Canceled	-	-
Outstanding at March 31, 2022	165,077	$2.05	4.6	$-
Vested and expected to vest at December 31, 2021	165,077	$2.05	4.6	$-
Exercisable at March 31, 2022	165,077	$2.05	4.6	$-

No stock options were granted by the Company during the quarter ended March 31, 2022.

The fair values of warrants granted in 2021 were estimated using the Black-Scholes option pricing model on the grant date using the following assumptions:

March 31,
2022
Weighted-average grant date fair value per share	$8.14
Risk-free interest rate	0.76% - 0.84%
Dividend yield	—%
Expected term (in years)	5
Volatility	368 - 369%

Equity Purchase Agreement and Registration Rights Agreement

On November 2, 2021, the Company entered into an Equity Purchase Agreement (the “Agreement”) and Registration Rights Agreement (the “Registration Rights Agreement”) with Peak One Opportunity Fund, L.P., a Delaware limited Partnership (“Investor”), dated as of October 29, 2021, pursuant to which the Company shall have the right, but not the obligation, to direct Investor, to purchase up to $15,000,000 (the “Maximum Commitment Amount”) in shares of the Company’s common stock, par value $0.001 per share (“Common Stock”) in multiple tranches. Further, under the Agreement and subject to the Maximum Commitment Amount, the Company has the right, but not the obligation, to submit a Put Notice (as defined in the Agreement) from time to time to Investor (i) in a minimum amount not less than $20,000.00 and (ii) in a maximum amount up to the lesser of (a) $400,000 or (b) 250% of the Average Daily Trading Value (as defined in the Agreement).

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

For the three months ended March 31, 2022, the Company issued 8,351,960 shares with net proceeds of $364,903 in connection with the ELOC. The Company incurred $56,025 deposit and trading fees from the ELOC.

NOTE 15 – COMMITMENTS AND CONTINGENCIES

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

On March 27, 2020, then-President Trump signed into law the “Coronavirus Aid, Relief, and Economic Security (CARES) Act.” The CARES Act, among other things, includes provisions relating to refundable payroll tax credits, deferment of employer side social security payments, net operating loss carryback periods, alternative minimum tax credit refunds, modifications to the net interest deduction limitations, increased limitations on qualified charitable contributions, and technical corrections to tax depreciation methods for qualified improvement property. It also appropriated funds for the SBA Paycheck Protection Program loans that are forgivable in certain situations to promote continued employment, as well as Economic Injury Disaster Loans to provide liquidity to small businesses harmed by COVID-19. The Company did not obtain CARES Act relief financing under the Paycheck Protection Program (“PPP Loans”) for each of its operating subsidiaries.

The Company continues to examine the impact that the CARES Act may have on our business. Currently, management is unable to determine the total impact that the CARES Act will have on our financial condition, results of operations, or liquidity.

NOTE 16 – SUBSEQUENT EVENTS

The Company has evaluated events subsequent to March 31, 2022, to assess the need for potential recognition or disclosure in the consolidated financial statements. Such events were evaluated through April 15, 2022, the date and time the consolidated financial statements were issued, and it was determined that no subsequent events, except as follows, occurred that required recognition or disclosure in the consolidated financial statements.

Ben-Yohanan Employment Agreement

On April 1, 2022, the Company entered into an employment agreement with Amir Ben-Yohanan, the Company’s Chief Executive Officer, effective April 11, 2022. The terms of the employment agreement are substantially similar to the terms of Mr. Ben-Yohanan’s prior employment agreement with the Company. Accordingly, pursuant to the terms of the employment agreement, Mr. Ben-Yohanan will continue to serve as Chief Executive Officer of the Company, reporting to the Board of Directors (the “Board”). As compensation for Mr. Ben-Yohanan’s services, the Company agreed to pay Mr. Mr. Ben-Yohanan an annual base salary of $400,000 (the “Base Salary”) comprised of two parts a “Cash Portion”, and an “Optional Portion”. The Cash Portion is a monthly cash payment of $15,000. The remaining $220,000 per year – the Optional Portion – is payable as follows:

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
b.	will not be paid in cash – and instead, the Company will issue shares of Company Common Stock equal to

(A) the Deferred Portion, divided by (B) the VWAP (as defined in the employment agreement) as of the (B) date of issuance of such shares of Company Common Stock.

In addition, pursuant to the employment agreement, Mr. Ben-Yohanan is entitled to be paid discretionary annual bonuses as determined by the Board, and is also entitled to receive fringe benefits, such as, but not limited to, reimbursement for reimbursement for all reasonable and necessary out-of-pocket business, entertainment and travel, vacation days, and certain insurances.

The initial term of the employment agreement is one year from April 11, 2022, unless earlier terminated. Thereafter, the term is automatically extended on an annual basis for terms of one year each, unless either the Company or Mr. Ben-Yohanan provides notice to the other party of their desire to not so renew the term of the agreement (as applicable) at least 30 days prior to the expiration of the then-current term.

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

2022 Equity Incentive Plan

On April 19, 2022, the board of directors (the “Board”) of the Company and stockholders holding a majority of the Company’s voting power approved the Clubhouse Media Group, Inc. 2022 Equity Incentive Plan (the “2022 Plan”).

Authorized Shares

A total of 26,000,000 shares of the Company’s common stock are authorized for issuance pursuant to the 2022 Plan.

Additionally, if any award issued pursuant to the 2022 Plan expires or becomes unexercisable without having been exercised in full, is surrendered pursuant to an exchange program, as provided in the 2022 Plan, or, with respect to restricted stock, restricted stock units (“RSUs”), performance units or performance shares, is forfeited to or repurchased by the Company due to the failure to vest, the unpurchased shares (or for awards other than stock options or stock appreciation rights the forfeited or repurchased shares) which were subject thereto will become available for future grant or sale under the 2022 Plan (unless the 2022 Plan has terminated). With respect to stock appreciation rights, only shares actually issued pursuant to a stock appreciation right will cease to be available under the 2022 Plan; all remaining shares under stock appreciation rights will remain available for future grant or sale under the 2022 Plan (unless the 2022 Plan has terminated). Shares that have actually been issued under the 2022 Plan under any award will not be returned to the 2022 Plan and will not become available for future distribution under the 2022 Plan; provided, however, that if shares issued pursuant to awards of restricted stock, restricted stock units, performance shares or performance units are repurchased by the Company or are forfeited to the Company due to the failure to vest, such shares will become available for future grant under the 2022 Plan. Shares used to pay the exercise price of an award or to satisfy the tax withholdings related to an award will become available for future grant or sale under the 2022 Plan. To the extent an award under the 2022 Plan is paid out in cash rather than shares, such cash payment will not result in reducing the number of shares available for issuance under the 2022 Plan.

Notwithstanding the foregoing and, subject to adjustment as provided in the 2022 Plan, the maximum number of shares that may be issued upon the exercise of incentive stock options will equal the aggregate share number stated above, plus, to the extent allowable under Section 422 of the Internal Revenue Code of 1986, as amended, and regulations promulgated thereunder, any shares that become available for issuance under the 2022 Plan in accordance with the foregoing.

Increase in Authorized Shares and Other Articles Amendments

On April 19, 2022, the Company filed Articles of Amendment (the “Amendment”) to the Company’s Articles of Incorporation (the “Articles”) with the Nevada Secretary of State that had the effect of increasing the authorized shares of common stock from 500,000,000 to 2,000,000,000.

In addition, the Amendment had the effect of making certain changes with respect to the vote required for any subsequent changes to the numbers of authorized shares of classes or series of the Company’s stock. As amended, the Articles provide that, except as otherwise required by the Nevada Revised Statutes, the Articles, or any designation for a class of preferred stock, (i) all shares of the Company’s capital stock will vote together as one class on all matters submitted to a vote of the Company’s stockholders, and (ii) the affirmative vote of a majority of the voting power of all outstanding shares of voting stock entitled to vote in connection with the applicable matter will be required for approval of such matter. For the avoidance of doubt, the intent of the provisions is, and the operation of the provisions will be, that, without limitation, (i) in the event that the vote of the Company’s shareholders is otherwise required by the NRS, the number of authorized shares of common stock may be increased or decreased (but not below the number of shares thereof then outstanding) by the affirmative vote of the holders of a majority of the Company’s stock entitled to vote irrespective of Section 78.2055 or Section 78.207 of the NRS, with no vote of any holders of a particular class of stock, voting as a separate class, being required; and (ii) in the event that the vote of the Company’s shareholders is otherwise required by the NRS, unless otherwise set forth in a certificate of designations for the applicable class of preferred stock, the number of authorized shares of any class of preferred stock may be increased or decreased (but not below the number of shares thereof then outstanding) by the affirmative vote of the holders of a majority of the Company’s stock entitled to vote irrespective of Section 78.2055 or Section 78.207 of the NRS, with no vote of any holders of a particular class of stock, voting as a separate class, being required. None of these provisions will otherwise affect or limit the power of the Board to change the number of shares of a class or series of authorized stock by increasing or decreasing the number of authorized shares of the class or series and correspondingly increasing or decreasing the number of issued and outstanding shares of the same class or series held by each shareholder without a vote of the shareholders, as set forth in Section 78.207 of the NRS.

Except as specifically required by the NRS or as set forth in any designation for a class of preferred stock, the holders of each class of the Company’s stock are specifically denied the right to vote as a separate class on any proposed Articles amendment that would adversely alter or change any preference or any relative or other right given to any class or series of outstanding shares.

The Company’s Board of Directors approved the Amendment on April 18, 2022. On April 19, 2022, stockholders holding a majority of the Company’s voting power approved, among other things, the Amendment on April 18, 2022.

Equity Issuances

For the months ended April 30, 2022, the Company issued 16,766,000 shares to Labrys for conversion of convertible note payable principal and interest of $413,932.

For the months ended April 30, 2022, the Company issued 2,500,000 with net proceeds of $34,874 in connection with the ELOC.

For the months ended April 30, 2022, the Company issued 2,820,000 shares for cash of $70,500 to Amir Ben-Yohanan.

For the months ended April 30, 2022, the Company issued 928,832 shares to a consultant at fair value of $18,208.

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

Recent Developments

Marenzi Resignation

On January 4, 2022, Gary Marenzi, a member of the Company’s Board of Directors (the “Board”) resigned from his position as a Board member, effectively immediately. Mr. Marenzi’s resignation is not the result of any disagreement with the Company on any matter relating to the Company’s operations, policies or practices.

Fast Capital Securities Purchase Agreement and Convertible Note

On January 13, 2022, the Company entered into a Securities Purchase Agreement, (the “SPA”) dated as of January 10, 2022, by and between the Company and Fast Capital, LLC (“Fast Capital”). Pursuant to the terms of the SPA, the Company agreed to issue and sell, and Fast Capital agreed to purchase, a 10% convertible note in the aggregate principal amount of $120,000 (the “Fast Capital Note”). The Fast Capital Note has an original issue discount (“OID”) of $10,000, resulting in gross proceeds to the Company of $110,000.

The Fast Capital Note bears interest at a rate of 10% per annum and matures on January 10, 2023. The Fast Capital Note may be prepaid or assigned with the following penalties/premiums:

Prepay Date	Prepay Amount
On or before 30 days	115% of principal plus accrued interest
31 – 60 days	120% of principal plus accrued interest
61 – 90 days	125% of principal plus accrued interest
91 – 120 days	130% of principal plus accrued interest
121 – 150 days	135% of principal plus accrued interest
151 – 180 days	140% of principal plus accrued interest

The Fast Capital Note may not be prepaid after the 180th day.

Fast Capital has the right from time to time, and at any time after 180 days to convert all or any part of the outstanding and unpaid principal amount of the Fast Capital Note into common stock, subject to a 4.99% equity blocker.

The conversion price of the Fast Capital Note equals 70% of the lowest trading price of the Company’s common stock for the 20 prior trading days, including the day upon which a notice of conversion is delivered.

Sixth Street Securities Purchase Agreement & Convertible Note

On January 12, 2022, the Company entered into a Securities Purchase Agreement (the “Sixth Street SPA”) dated January 12, 2022, by and between the Company and Sixth Street Lending LLC (“Sixth Street”). Pursuant to the terms of the Sixth Street SPA, the Company agreed to issue and sell, and Sixth Street agreed to purchase, a convertible promissory note in the aggregate principal amount of $70,125 (the “Sixth Street Note”). The Sixth Street Note has an OID of $6,375, resulting in gross proceeds to the Company of $63,750.

The Sixth Street Note bears interest at a rate of 10% per annum and matures on January 12, 2023. Any amount of principal or interest on the Sixth Street Note which is not paid when due will bear interest at a rate of 22% per annum. The Sixth Street Note may not be prepaid in whole or in part except as provided in the Sixth Street Note by way of conversion at the option of Sixth Street.

Sixth Street has the right from time to time, and at any time during the period beginning on the date that is 180 days following January 12, 2022 and ending on the later of (i) January 12, 2023, and (ii) the date of payment of the Default Amount (as defined in the Sixth Street Note), to convert all or any part of the outstanding and unpaid principal amount of the Sixth Street Note into common stock, subject to a 4.99% equity blocker.

The conversion price of the Sixth Street Note equals the lesser of the Variable Conversion Price (as hereinafter defined) and $1.00. The “Variable Conversion Price” means 75% multiplied by the lowest VWAP (as defined in the Sixth Street Note) for the Company’s common stock during the 20 trading date period ending on the latest complete trading day prior to the conversion date.

Tiger Trout Note Amendment

On January 29, 2021, the Company issued to Tiger Trout Capital Puerto Rico, LLC (“Tiger Trout”) a convertible promissory note in the aggregate principal amount of $1,540,000 for a purchase price of $1,100,000, reflecting a $440,000 OID (the “Tiger Trout Note”). The Tiger Trout Note had a maturity date of January 29, 2022.

On January 28, 2022, the parties to the Tiger Trout Note entered into Amendment No. 1 to Convertible Promissory Note, dated as of January 25, 2022 (the “Tiger Trout Note Amendment”). Pursuant to the terms of the Tiger Trout Note Amendment, the maturity date of the Tiger Trout Note was extended to August 24, 2022. As consideration for Tiger Trout’s agreement to extend the maturity date, the principal amount of the Tiger Trout Note was increased by $388,378, to be a total of $1,928,378. As of January 25, 2022, the indebtedness under the Tiger Trout Note was $2,083,090, comprised of $1,928,378 of principal and $154,712 of accrued interest. Following January 25, 2022, interest will continue to accrue on the principal amount of $1,928,378 at an interest rate of 10%.

The parties further agreed that to the extent the indebtedness under the Tiger Trout Note has not been earlier repaid or converted to common stock as set forth therein, in the event that the Company completes a firm commitment underwritten public offering of its common stock that results in the common stock being successfully listed on the Nasdaq Global Market, the Nasdaq Capital Market, the New York Stock Exchange or the NYSE American prior to the maturity date of the Tiger Trout Note, as amended by the Tiger Trout Note Amendment, then, following completion of the initial public offering, the Company will use the proceeds to repay indebtedness under the Tiger Trout Note in full.

Except as set forth in the Tiger Trout Note Amendment, the terms of the Tiger Trout Note remain in full force and effect.

ProActive Note Amendment

On January 20, 2021, the Company issued to ProActive Capital SPV I, LLC (“ProActive”) a convertible promissory note in the aggregate principal amount of $250,000 for a purchase price of $225,000, reflecting a $25,000 OID (the “ProActive Note”). The ProActive Note had a maturity date of January 20, 2022.

On February 8, 2022, the parties to the ProActive Note entered into Amendment No. 1 to Convertible Promissory Note, dated as of February 4, 2022 (the “ProActive Note Amendment”). Pursuant to the terms of the ProActive Note Amendment, the maturity date of the ProActive Note was extended to September 20, 2022. As consideration for ProActive’s agreement to extend the maturity date, the principal amount of the ProActive Note was increased by $50,000, to be a total of $300,000. As of February 4, 2022, the indebtedness under the ProActive Note was $275,000, comprised of $250,000 of principal and $25,000 of accrued interest. Following February 4, 2022, interest will continue to accrue on the principal amount of $300,000 at an interest rate of 10%.

The parties further agreed that to the extent the indebtedness under the ProActive Note has not been earlier repaid or converted to common stock as set forth therein, in the event that the Company completes a firm commitment underwritten public offering of its common stock that results in the common stock being successfully listed on the Nasdaq Global Market, the Nasdaq Capital Market, the New York Stock Exchange or the NYSE American prior to the maturity date of the ProActive Note, as amended by the ProActive Note Amendment, then, following completion of the initial public offering, the Company will use the proceeds to repay indebtedness under the ProActive Note in full.

Except as set forth in the ProActive Note Amendment, the terms of the ProActive Note remain in full force and effect.

ONE44 Securities Purchase Agreement & Convertible Note

On February 16, 2022, the Company entered into a Securities Purchase Agreement, (the “ONE44 SPA”) by and between the Company and ONE44 Capital LLC (“ONE44”). Pursuant to the terms of the ONE44 SPA, the Company agreed to issue and sell, and ONE44 agreed to purchase, a convertible promissory note in the aggregate principal amount of $175,500 (the “ONE44 Note”). The ONE44 Note has an OID of $17,500, resulting in gross proceeds to the Company of $158,000. Pursuant to the terms of the ONE44 SPA, the Company also agreed to issue 400,000 shares of restricted common stock to ONE44 as additional consideration for the purchase of the ONE44 Note.

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

ONE44 is entitled, at its option, at any time after the sixth monthly anniversary of cash payment, to convert all or any amount then outstanding under the ONE44 Note into shares of common stock at a price per share equal to 65% of the average of the three lowest daily VWAP of the Company’s common stock for the 20 prior trading days, subject to a 4.99% equity blocker and subject to the terms of the ONE44 Note.

If an Event of Default (as defined in the ONE44 Note) occurs, unless cured within five days or waived, ONE44 may consider the ONE44 Note immediately due and payable and interest will accrue at a rate of 24% per annum, in addition to certain other remedies.

Coventry Securities Purchase Agreement, Promissory Note & Restricted Stock Issuance

On March 3, 2022, the Company entered into a Securities Purchase Agreement (the “Coventry SPA”) by and between the Company and Coventry Enterprises, LLC (“Coventry”). Pursuant to the terms of the Coventry SPA, the Company agreed to issue and sell, and Coventry agreed to purchase, a promissory note in the aggregate principal amount of $150,000 (the “Coventry Note”). The Coventry Note has an OID of $30,000, resulting in gross proceeds to the Company of $120,000. Pursuant to the terms of the Coventry SPA, the Company also agreed to issue 150,000 shares of restricted common stock to Coventry as additional consideration for the purchase of the Coventry Note.

The Coventry Note bears interest at a rate of 10% per annum, with guaranteed interest (the “Guaranteed Interest”) of $15,000 is deemed earned as of March 3, 2022. The Coventry Note matures on March 3, 2023. The principal amount and the Guaranteed Interest is due and payable in seven equal monthly payments of $23,571.42, beginning on August 3, 2022 and continuing on the third day of each month thereafter until paid in full not later than March 3, 2023.

Any or all of the principal amount and the Guaranteed Interest may be prepaid at any time and from time to time, in each case without penalty or premium.

If an Event of Default (as defined in the Coventry Note) occurs, consistent with the terms of the Coventry Note, the Coventry Note will become convertible, in whole or in part, into shares of the Company’s common stock at Coventry’s option, subject to a 4.99% equity blocker (which may be increased up to 9.99% by Coventry). The conversion price is 90% of the lowest per-share trading price during the 10-trading day period before conversion.

In addition to certain other remedies, if an Event of Default occurs, consistent with the terms of the Coventry Note, the Coventry Note will bear interest on the aggregate unpaid principal amount and Guaranteed Interest at the rate of the lesser of 18% per annum or the maximum rate permitted by law.

Labrys Note Amendment

On March 11, 2021, the Company entered into a securities purchase agreement (the “Labrys SPA”) with Labrys Fund, LP (“Labrys”), pursuant to which the Company issued a 10% promissory note (the “Labrys Note”) with a maturity date of March 11, 2022 (the “Labrys Maturity Date”), in the principal sum of $1,000,000. On March 30, 2021, the Company and Labrys entered into Amendment #1 to the Labrys Note pursuant to which Labrys waived certain rights under the Labrys Note and the Company agreed to issue 48,076 shares of common stock to Labrys.

On March 8, 2022, the Company and Labrys entered into Amendment No. 2 (“Amendment No. 2”) to the Labrys Note, as amended. Pursuant to the terms of Amendment No. 2, the maturity date of the Labrys Note, as amended, was extended to November 11, 2022 and the principal amount of the Labrys Note, as amended, was increased by $116,800 to a total of $700,877.67. In addition, pursuant to Amendment No. 2, the parties agreed that, to the extent the Labrys Note, as amended, has not be earlier repaid or converted into common stock, in the event that the Company completes a firm commitment underwritten public offering of common stock following March 8, 2022, that results in the common stock being listed on The Nasdaq Global Market, the Nasdaq Capital Market, the NYSE or the NYSE American prior to the maturity date of the Labrys Note, the Company will repay the Labrys Note, as amended, with the proceeds of such offering.

Ben-Yohanan Employment Agreement

On April 1, 2022, the Company entered into an employment agreement with Amir Ben-Yohanan, the Company’s Chief Executive Officer, effective April 11, 2022. The terms of the employment agreement are substantially similar to the terms of Mr. Ben-Yohanan’s prior employment agreement with the Company. Accordingly, pursuant to the terms of the employment agreement, Mr. Ben-Yohanan will continue to serve as Chief Executive Officer of the Company, reporting to the Board of Directors (the “Board”). As compensation for Mr. Ben-Yohanan’s services, the Company agreed to pay Mr. Mr. Ben-Yohanan an annual base salary of $400,000 (the “Base Salary”) comprised of two parts a “Cash Portion”, and an “Optional Portion”. The Cash Portion is a monthly cash payment of $15,000. The remaining $220,000 per year – the Optional Portion – is payable as follows:

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

In addition, pursuant to the employment agreement, Mr. Ben-Yohanan is entitled to be paid discretionary annual bonuses as determined by the Board, and is also entitled to receive fringe benefits, such as, but not limited to, reimbursement for reimbursement for all reasonable and necessary out-of-pocket business, entertainment and travel, vacation days, and certain insurances.

The initial term of the employment agreement is one year from April 11, 2022, unless earlier terminated. Thereafter, the term is automatically extended on an annual basis for terms of one year each, unless either the Company or Mr. Ben-Yohanan provides notice to the other party of their desire to not so renew the term of the agreement (as applicable) at least 30 days prior to the expiration of the then-current term.

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

If the Company terminates the employment agreement without cause or Mr. Ben-Yohanan terminates the employment agreement with good reason, Mr. Ben-Yohanan will be entitled to receive the same compensation (unpaid accrued salary and unreimbursed expenses), and, in addition, will be entitled to receive, in one lump sum, the remainder of Mr. Ben-Yohanan’s annual salary that has not yet been paid as of the date of the termination – either in cash, or in shares of Company common stock. Further, any equity grant already made to Mr. Ben-Yohanan shall, to the extent not already vested, be deemed automatically vested.

2022 Equity Incentive Plan

On April 19, 2022, the board of directors (the “Board”) of the Company and stockholders holding a majority of the Company’s voting power approved the Clubhouse Media Group, Inc. 2022 Equity Incentive Plan (the “2022 Plan”).

A total of 26,000,000 shares of the Company’s common stock are authorized for issuance pursuant to the 2022 Plan.

Additionally, if any award issued pursuant to the 2022 Plan expires or becomes unexercisable without having been exercised in full, is surrendered pursuant to an exchange program, as provided in the 2022 Plan, or, with respect to restricted stock, restricted stock units (“RSUs”), performance units or performance shares, is forfeited to or repurchased by the Company due to the failure to vest, the unpurchased shares (or for awards other than stock options or stock appreciation rights the forfeited or repurchased shares) which were subject thereto will become available for future grant or sale under the 2022 Plan (unless the 2022 Plan has terminated). With respect to stock appreciation rights, only shares actually issued pursuant to a stock appreciation right will cease to be available under the 2022 Plan; all remaining shares under stock appreciation rights will remain available for future grant or sale under the 2022 Plan (unless the 2022 Plan has terminated). Shares that have actually been issued under the 2022 Plan under any award will not be returned to the 2022 Plan and will not become available for future distribution under the 2022 Plan; provided, however, that if shares issued pursuant to awards of restricted stock, restricted stock units, performance shares or performance units are repurchased by the Company or are forfeited to the Company due to the failure to vest, such shares will become available for future grant under the 2022 Plan. Shares used to pay the exercise price of an award or to satisfy the tax withholdings related to an award will become available for future grant or sale under the 2022 Plan. To the extent an award under the 2022 Plan is paid out in cash rather than shares, such cash payment will not result in reducing the number of shares available for issuance under the 2022 Plan.

Notwithstanding the foregoing and, subject to adjustment as provided in the 2022 Plan, the maximum number of shares that may be issued upon the exercise of incentive stock options will equal the aggregate share number stated above, plus, to the extent allowable under Section 422 of the Internal Revenue Code of 1986, as amended, and regulations promulgated thereunder, any shares that become available for issuance under the 2022 Plan in accordance with the foregoing.

Increase in Authorized Shares and Other Articles Amendments

On April 19, 2022, the Company filed Articles of Amendment (the “Amendment”) to the Company’s Articles of Incorporation (the “Articles”) with the Nevada Secretary of State that had the effect of increasing the authorized shares of common stock from 500,000,000 to 2,000,000,000.

In addition, the Amendment had the effect of making certain changes with respect to the vote required for any subsequent changes to the numbers of authorized shares of classes or series of the Company’s stock. As amended, the Articles provide that, except as otherwise required by the Nevada Revised Statutes, the Articles, or any designation for a class of preferred stock, (i) all shares of the Company’s capital stock will vote together as one class on all matters submitted to a vote of the Company’s stockholders, and (ii) the affirmative vote of a majority of the voting power of all outstanding shares of voting stock entitled to vote in connection with the applicable matter will be required for approval of such matter. For the avoidance of doubt, the intent of the provisions is, and the operation of the provisions will be, that, without limitation, (i) in the event that the vote of the Company’s shareholders is otherwise required by the NRS, the number of authorized shares of common stock may be increased or decreased (but not below the number of shares thereof then outstanding) by the affirmative vote of the holders of a majority of the Company’s stock entitled to vote irrespective of Section 78.2055 or Section 78.207 of the NRS, with no vote of any holders of a particular class of stock, voting as a separate class, being required; and (ii) in the event that the vote of the Company’s shareholders is otherwise required by the NRS, unless otherwise set forth in a certificate of designations for the applicable class of preferred stock, the number of authorized shares of any class of preferred stock may be increased or decreased (but not below the number of shares thereof then outstanding) by the affirmative vote of the holders of a majority of the Company’s stock entitled to vote irrespective of Section 78.2055 or Section 78.207 of the NRS, with no vote of any holders of a particular class of stock, voting as a separate class, being required. None of these provisions will otherwise affect or limit the power of the Board to change the number of shares of a class or series of authorized stock by increasing or decreasing the number of authorized shares of the class or series and correspondingly increasing or decreasing the number of issued and outstanding shares of the same class or series held by each shareholder without a vote of the shareholders, as set forth in Section 78.207 of the NRS.

Except as specifically required by the NRS or as set forth in any designation for a class of preferred stock, the holders of each class of the Company’s stock are specifically denied the right to vote as a separate class on any proposed Articles amendment that would adversely alter or change any preference or any relative or other right given to any class or series of outstanding shares.

The Company’s Board of Directors approved the Amendment on April 18, 2022. On April 19, 2022, stockholders holding a majority of the Company’s voting power approved, among other things, the Amendment on April 18, 2022.

Results of Operations

For the Three Months Ended March 31, 2022 Compared to the Three Months Ended March 31, 2021

Net Revenue

Net revenue was $813,477 for the three months ended March 31, 2022, compared to net revenue of $523,376 for the three months ended March 31, 2021. The increase was due to Alden Reiman has joined Clubhouse Media as a consultant via his company since the last quarter in 2021 and brought significant revenue for the three months ended March 31, 2022.

Cost of Goods Sold

Cost of goods sold was $671,148 for the three months ended March 31, 2022, compared to cost of goods sold of $316,684 for the three months ended March 31, 2021. The increase was due to Alden Reiman has joined Clubhouse Media as a consultant via his company since the last quarter in 2021 and brought significant revenue for the three months ended March 31, 2022 and paid additional consultants or content creators as commissions.

Gross Profit

Gross profit was $142,329 for the three months ended March 31, 2022, compared to gross profit of $206,692 for the three months ended March 31, 2021. The gross profit percentage was 17.5% for the three months ended March 31, 2022, compared to 39.5% for the three months ended March 31, 2021.

Operating Expenses

Operating expenses for the three months ended March 31, 2022 were $1,360,488 compared to $4,367,363 for the three months ended March 31, 2021. The variances were as follows: (i) a decrease in rent and utilities expense of $516,596; (ii) a decrease in professional and consultant fees of $2,541,551; (iii) a decrease in sales and marketing expenses of $193,657; (iv) a decrease of production expense of $32,171; (v) an increase of payroll of $405,589; (vi) a decrease in other selling, general, and administrative expense of $128,491. The overall decrease in total operating expenses resulted from the Company issued less stock compensation to consultants, terminated all leases by the end of 2021, and less advertising expenses to reduce cash expenditure.

Non-cash operating expenses for the three months ended March 31, 2022 were $1,367,353, including (i) depreciation and amortization of $17,727; (ii) stock-based compensation of $1,349,626. Non-cash operating expenses for the three months ended March 31, 2021 were $2,977,264 from stock compensation expense and depreciation expense of $6,934. All these non-cash operating expenses were already included in the operating expenses in the paragraph disclosed above.

Other (Income) Expenses

Other (income) expenses for the three months ended March 31, 2022 were $2,279,993, as compared to $1,637,907 for the three months ended March 31, 2021. Other expenses for the three months ended March 31, 2022 included (i) change in fair value derivative liability of $(77,616); (ii) interest expense of $762,655; (iii) non cash amortization of debt discounts of $1,349,628; and (iv) non cash excess derivatives of $245,326.

Other expenses for the three months ended March 31, 2021 included (i) change in fair value derivative liability of $(49,533) and (ii) interest expense of $840,138; (iii) extinguishment of debt for $297,138; (iv) non cash amortization of debt discounts of $495,937. The change in derivative liability is the non-cash change in the fair value and relates to our derivative instruments.

Net Loss

Net loss for the three months ended March 31, 2022 was $3,498,152, compared to $5,798,578 for the three months ended March 31, 2021 for the reasons discussed above.

Liquidity and Capital Resources

Operating Activities

Net cash used in operating activities for the three months ended March 31, 2022 was $881,633. This amount was primarily related to a net loss of $3,498,152, offset by (i) a net working capital increase of $400,240; (ii) non-cash expenses of $2,216,278, including (a) depreciation and amortization of $17,727; (b) interest expense from amortization of debt discounts of $1,349,626; (c) stock-based compensation of $94,531; (vi) change in fair value of derivative liability of $(77,616); (ix) interest expense from debt restructuring of $544,256; and (x) accretion expense from excess derivative liability of $287,755.

Investment Activities

Net cash used in investing activities for the three months ended March 31, 2022 was $93,491. The Company purchased $93,491 in internally used software during the three months ended March 31, 2022.

Financing Activities

Net cash provided by financing activities for the three months ended March 31, 2022 was $756,587. The amount was related to shares issued for cash of $364,903; repayment to our Chief Executive Officer and Chairman of the Board of $105,822 and proceeds from borrowing from convertible notes payable of $515,625 and repayments of $18,119 to convertible notes payable holders.

Impact of COVID-19 on the Company

Due to the digital/remote nature of the Company’s business, COVID-19 has had, and is expected to have, only a limited effect on the Company’s operations.

Going Concern

The Company adopted the Financial Accounting Standards Board’s (“FASB”) Accounting Standard Codification (“ASC”) Topic 205-40, Presentation of Financial Statements – Going Concern, which requires that management evaluate whether there are relevant conditions and events that, in the aggregate, raise substantial doubt about the entity’s ability to continue as a going concern and to meet its obligations as they become due within one year after the date that the financial statements are issued.

The accompanying unaudited financial statements have been prepared assuming that we will continue as a going concern. While the Company is attempting to generate additional revenues, the Company’s cash position may not be significant enough to support the Company’s daily operations. Management intends to raise additional funds by way of a public or private offering. Management believes that the actions presently being taken to further implement its business plan and generate revenues provide the opportunity for the Company to continue as a going concern. While the Company believes in the viability of its strategy to generate revenues and in its ability to raise additional funds, there can be no assurances to that effect. The ability of the Company to continue as a going concern is dependent upon the Company’s ability to further implement its business plan and generate revenues. The Company will require additional cash funding to fund operations. Therefore, the Company concluded there was substantial doubt about the Company’s ability to continue as a going concern.

To fund further operations, the Company will need to raise additional capital. The Company may obtain additional financing in the future through the issuance of its common stock, or through other equity or debt financings. The Company’s ability to continue as a going concern or meet the minimum liquidity requirements in the future is dependent on its ability to raise significant additional capital, of which there can be no assurance. If the necessary financing is not obtained or achieved, the Company will likely be required to reduce its planned expenditures, which could have an adverse impact on the results of operations, financial condition and the Company’s ability to achieve its strategic objective. There can be no assurance that financing will be available on acceptable terms, or at all. The financial statements contain no adjustments for the outcome of these uncertainties. These factors raise substantial doubt about the Company’s ability to continue as a going concern and have a material adverse effect on the Company’s future financial results, financial position and cash flows.

Equity Purchase Agreement and Registration Rights Agreement

On November 2, 2021, the Company entered into an Equity Purchase Agreement and Registration Rights Agreement (the “Registration Rights Agreement”) with Peak One Opportunity Fund, L.P. (“Peak One”), dated as of October 29, 2021, pursuant to which the Company has the right, but not the obligation, to direct Peak One to purchase up to $15,000,000 (the “Maximum Commitment Amount”) in shares of the Company’s common stock in multiple tranches (the “Put Shares”). Further, under the Equity Purchase Agreement and subject to the Maximum Commitment Amount, the Company has the right, but not the obligation, to submit a Put Notice (as defined in the Equity Purchase Agreement) from time to time to Peak One (i) in a minimum amount not less than $20,000 and (ii) in a maximum amount up to the lesser of (a) $400,000 or (b) 250% of the Average Daily Trading Value (as defined in the Equity Purchase Agreement).

In exchange for Peak One entering into the Equity Purchase Agreement, the Company agreed, among other things, to (A) issue Peak One and Peak One Investments, LLC, an aggregate of 70,000 shares of common stock (the “Commitment Shares”), and (B) file a registration statement registering the common stock issued as Commitment Shares and issuable to Peak One under the Equity Purchase Agreement for resale (the “Registration Statement”) with the SEC within 60 calendar days of the Equity Purchase Agreement, as more specifically set forth in the Registration Rights Agreement.

The obligation of Peak One to purchase the Company’s common stock begins on the date of the Equity Purchase Agreement, and ends on the earlier of (i) the date on which Peak One has purchased common stock pursuant to the Equity Purchase Agreement equal to the Maximum Commitment Amount, (ii) 24 months after the date of the Equity Purchase Agreement, (iii) written notice of termination by the Company to Peak One (which shall not occur during any Valuation Period or at any time that Peak One holds any of the Put Shares), (iv) the Registration Statement is no longer effective after the initial effective date of the Registration Statement, or (v) the date that the Company commences a voluntary case or any person commences a proceeding against the Company, a custodian is appointed for the Company or for all or substantially all of its property or the Company makes a general assignment for the benefit of its creditors (the “Commitment Period”).

During the Commitment Period, the purchase price to be paid by Peak One for the common stock under the Equity Purchase Agreement shall be 95% of the Market Price, which is defined as the lesser of the (i) closing bid price of the common stock on the trading day immediately preceding the respective Put Date (as defined in the Equity Purchase Agreement), or (ii) lowest closing bid price of the common stock during the Valuation Period (as defined in the Equity Purchase Agreement), in each case as reported by Bloomberg Finance L.P or other reputable source designated by Peak One.

The number of Put Shares to be purchased by Peak One shall not exceed the number of such shares that, when aggregated with all other shares of common stock then owned by Peak One beneficially or deemed beneficially owned by Peak One, would result in Peak One owning more than 4.99% of the number of shares of common stock outstanding immediately after giving effect to the issuance of shares of common stock issuable pursuant to a Put Notice.

In accordance with that certain Registration Rights Agreement, the Selling Securityholders are entitled to certain rights with respect to the registration of the Put Shares and Commitment Shares issued in connection with the Equity Purchase Agreement (the “Registrable Securities”). Pursuant to the Registration Rights Agreement, the Company must (i) file the Registration Statement within 60 calendar days from the date of the Registration Rights Agreement, (ii) use reasonable efforts to cause the Registration Statement to be declared effective under the Securities Act of 1933, as amended (the “Securities Act”), as promptly as possible after the filing thereof, but in any event no later than the 90th calendar day following the date of the Registration Rights Agreement, and (iii) use its reasonable efforts to keep such Registration Statement continuously effective under the Securities Act until all of the Commitment Shares and Purchase Shares have been sold thereunder or pursuant to Rule 144. The Company must also take such action as is necessary to register and/or qualify the Registrable Securities under such other securities or blue sky laws of all applicable jurisdictions in the United States.

Convertible Promissory Notes

See footnotes #9 in the notes to the unaudited consolidated financial statements.

Off-Balance Sheet Arrangements

As of March 31, 2022, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K promulgated under the Securities Act reasonably likely to have a material effect on our financial condition.

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

The Company’s leases primarily consist of facility leases which are classified as operating leases. The Company assesses whether an arrangement contains a lease at inception. The Company recognizes a lease liability to make contractual payments under all leases with terms greater than twelve months and a corresponding right-of-use asset, representing its right to use the underlying asset for the lease term. The lease liability is initially measured at the present value of the lease payments over the lease term using the collateralized incremental borrowing rate since the implicit rate is unknown. Options to extend or terminate a lease are included in the lease term when it is reasonably certain that the Company will exercise such an option. The right-of-use asset is initially measured as the contractual lease liability plus any initial direct costs and prepaid lease payments made, less any lease incentives. Lease expense is recognized on a straight-line basis over the lease term. All leases are terminated since December 31, 2021.

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

Based on the Company’s evaluations, revenue from Managed Services is reported on a gross basis because the Company has the primary obligation to fulfill the performance obligations and it creates, reviews and controls the services. The Company takes on the risk of payment to any third-party creators and it establishes the contract price directly with its customers based on the services requested in the statement of work. The contract liabilities as of March 31, 2022 and December 31, 2021 was $50,300 and $337,500, respectively.

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

Software Development Costs

We apply ASC 350-40, Intangibles—Goodwill and Other—Internal Use Software, in review of certain system projects. These system projects generally relate to software we do not intend to sell or otherwise market. In addition, we apply this guidance to our review of development projects related to software used exclusively for our SaaS subscription offerings. In these reviews, all costs incurred during the preliminary project stages are expensed as incurred. Once the projects have been committed to and it is probable that the projects will meet functional requirements, costs are capitalized. These capitalized software costs are amortized on a project-by-project basis over the expected economic life of the underlying product on a straight-line basis, which is five years. Amortization commences when the software is available for its intended use. Amounts capitalized related to development of internal use software are included in property and equipment, net, on our Consolidated Balance sheets and related depreciation is recorded as a component of amortization of intangible assets and depreciation in our consolidated statements of operations. During the three months ended March 31, 2022 and 2021, we capitalized approximately $93,491 and $0, respectively, related to internal use software and recorded $9,214 and $0 in related amortization expense, respectively. Unamortized costs of capitalized internal use software totaled $542,310 and $458,033 as of March 31, 2022 and December 31, 2021, respectively.

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

For other intangible assets that are not deemed indefinite-lived, cost is generally amortized on a straight-line basis over the asset’s estimated economic life, except for individually significant customer-related intangible assets that are amortized in relation to total related sales. Amortizable intangible assets are reviewed for impairment whenever events or changes in circumstances indicate that the related carrying amounts may not be recoverable. In these circumstances, they are tested for impairment based on undiscounted cash flows and, if impaired, written down to estimated fair value based on either discounted cash flows or appraised values. The Company impaired $0 and $0 of goodwill for the three months ended March 31, 2022 and 2021, respectively.

Impairment of Long-Lived Assets

Long-lived assets, which include property, plant and equipment and intangible assets, are reviewed for impairment whenever events or changes in circumstances indicate the carrying amount of an asset may not be recoverable.

Recoverability of long-lived assets to be held and used is measured by comparing the carrying amount of an asset to the estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated undiscounted future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the assets. Fair value is generally determined using the asset’s expected future discounted cash flows or market value, if readily determinable. Based on its review, the Company believes that, as of March 31, 2022 and for the year ended December 31, 2021, there was no impairment loss of its long-lived assets.

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

The Company used Level 3 inputs for its valuation methodology for the derivative liabilities for conversion feature of the convertible notes in determining the fair value the weighted-average Binomial option pricing model following assumption inputs. The fair value of derivative liability as of March 31, 2022 and December 31, 2021 was $983,630 and $513,959, respectively.

Stock-based Compensation

Stock-based compensation cost to employees is measured at the date of grant, based on the calculated fair value of the stock-based award, and will be recognized as expense over the employee’s requisite service period (generally the vesting period of the award). Share-based compensation awards issued to non-employees for services rendered are recorded at either the fair value of the services rendered or the fair value of the share-based payment, whichever is more readily determinable.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Disclosure controls are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Exchange Act, such as this quarterly report, is recorded, processed, summarized, and reported within the time period specified in the SEC’s rules and forms. Disclosure controls and procedures are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including the chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure. Our management evaluated, with the participation of our current chief executive officer and chief financial officer (our “Certifying Officers”), the effectiveness of our disclosure controls and procedures as of March 31, 2022, pursuant to Rule 13a-15(b) under the Exchange Act. Based upon that evaluation, our Certifying Officers concluded that, as of March 31, 2022, our disclosure controls and procedures were effective.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

For the months ended April 30, 2022, the Company issued 16,766,000 shares to Labrys for conversion of principal of $XX.

For the months ended April 30, 2022, the Company issued 2,500,000 with net proceeds of $34,874 in connection with the ELOC.

For the months ended April 30, 2022, the Company issued 2,820,000 shares for cash of $70,500 to Amir Ben-Yohanan.

For the months ended April 30, 2022, the Company issued 928,832 shares to a consultant at fair value of $18,208.

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
3.1

Articles of Amendment to the Articles of Incorporation filed with the Nevada Secretary of State on April 19, 2022 (incorporated by reference to Exhibit 3.1 to the registrant’s Current Report on Form 8-K filed with the SEC on April 25, 2022).

10.1	Securities Purchase Agreement, dated January 10, 2022 and entered into on January 13, 2022, by and between the registrant and Fast Capital, LLC (incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed with the SEC on January 14, 2022).
10.2	10% Convertible Promissory Note, dated January 10, 2022 and executed on January 13, 2022, issued by the registrant to Fast Capital, LLC (incorporated by reference to Exhibit 10.2 to the registrant’s Current Report on Form 8-K filed with the SEC on January 14, 2022).
10.3	Securities Purchase Agreement, dated January 12, 2022, by and between the registrant and Sixth Street Lending LLC (incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed with the SEC on January 18, 2022).
10.4	Convertible Promissory Note, dated January 12, 2022, issued by the registrant to Sixth Street Lending LLC (incorporated by reference to Exhibit 10.2 to the registrant’s Current Report on Form 8-K filed with the SEC on January 18, 2022).
10.5	Amendment No. 1 to Convertible Promissory Note, entered into on January 28, 2022, and dated as of January 25, 2022 (incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed with the SEC on February 3, 2022).
10.6	Amendment No. 1 to Convertible Promissory Note, entered into on February 8, 2022, and dated as of February 4, 2022 (incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed with the SEC on February 11, 2022).
10.7	Securities Purchase Agreement, dated February 16, 2022, by and between the registrant and ONE44 Capital LLC (incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed with the SEC on February 23, 2022).
10.8	Convertible Promissory Note, dated February 16, 2022, issued by the registrant to ONE44 Capital LLC (incorporated by reference to Exhibit 10.2 to the registrant’s Current Report on Form 8-K filed with the SEC on February 23, 2022).
10.9	Securities Purchase Agreement, March 3, 2022, by and between the registrant and Coventry Enterprises LLC (incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed with the SEC on March 9, 2022).
10.10	10% Promissory Note, dated March 3, 2022, issued by the registrant to Coventry Enterprises LLC (incorporated by reference to Exhibit 10.2 to the registrant’s Current Report on Form 8-K filed with the SEC on March 9, 2022).
10.11	Amendment No. 2 to Promissory Note, dated as of March 8, 2022, by and between the registrant and Labrys Fund, LP (incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed with the SEC on March 11, 2022).
10.12†	Employment Agreement, dated as of April 1, 2022 and effective April 11, 2022, between the Company and Amir Ben-Yohanan, dated April 11, 2021 (incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed with the SEC on April 7, 2022).
10.13†	Clubhouse Media Group, Inc. 2022 Equity Incentive Plan (incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed with the SEC on April 19, 2022).
31.1*	Certification of the principal executive officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of the principal financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH*	Inline XBRL Taxonomy Extension Schema
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase
104*	Cover Page Interactive Data File—the cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

* Filed herewith.

** Furnished herewith.

† Management contract, compensation plan or arrangement.

SIGNATURES

Pursuant to the requirements of the securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CLUBHOUSE MEDIA GROUP, INC.

Date: May 5, 2022	By:	/s/ Amir Ben-Yohanan
	Name:	Amir Ben-Yohanan
	Title:	Chief Executive Officer
(principal executive officer)

Date: May 5, 2022	By:	Dmitry Kaplun
	Name:	Dmitry Kaplun
	Title:	Chief Financial Officer
(principal financial officer and principal accounting officer)