Form 10-Q
period 2022-06-30
Clubhouse Media Group, Inc.
filed 2022-08-15
CIK 1389518

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022

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

As of August 15, 2022, there were 815,132,778 shares of common stock, par value $0.000001 per share, of the registrant issued and outstanding.

FORM 10-Q

CLUBHOUSE MEDIA GROUP, INC.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Clubhouse Media Group, Inc.

Consolidated Balance Sheets

	As of June 30,	As of December 31,
	2022	2021
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	78,038	$299,520
Accounts receivable, net	405,156	243,381
Prepaid expense	4,000	449,954
Other current assets	–	–
Total current assets	487,194	992,855

Property and equipment, net	55,346	67,651
Intangibles	633,215	458,033
Total assets	$1,175,755	$1,518,539

Liabilities and stockholders’ equity (deficit)
Current liabilities:
Accounts payable and accrued liabilities	$2,013,149	$1,620,661
Deferred revenue	195,563	337,500
Convertible notes payable, net	6,277,202	5,761,479
Shares to be issued	583,605	1,047,885
Derivative liability	4,793,892	513,959
Due to related parties	–	–
Total current liabilities	13,863,411	9,281,484

Convertible notes payable, net - related party	1,244,725	1,386,919
Notes payable - related party	79,000	–
Total liabilities	15,187,136	10,668,403

Commitments and contingencies	–	–

Stockholders’ deficit:
Preferred stock, par value $0.001, authorized 50,000,000 shares; 1 share issued and outstanding at June 30, 2022 and December 31, 2021	–	–
Common stock, par value $0.000001, authorized 8,000,000,000 shares; 338,333,081 and 97,785,111 shares issued and outstanding at June 30, 2022 and December 31, 2021, respectively	339	98
Additional paid-in capital	19,316,618	15,754,112
Accumulated deficit	(33,328,338)	(24,904,074)
Total stockholders’ deficit	(14,011,381)	(9,149,864)
Total liabilities and stockholders’ equity	$1,175,755	$1,518,539

See Accompanying Notes to Unaudited Consolidated Financial Statements.

Clubhouse Media Group, Inc.

Consolidated Statements of Operations

(Unaudited)

	For the Three	For the Three	For the Six	For the Six
	Months Ended	Months Ended	Months Ended	Months Ended
	June 30, 2022	June 30, 2021	June 30, 2022	June 30, 2021

Total revenue, net	$1,900,932	$929,962	$2,714,409	$1,453,338
Cost of sales	1,353,360	865,103	2,024,508	1,181,787
Gross profit	547,572	64,859	689,901	271,551

Operating expenses:
Advertising expenses	9,652	318,492	55,410	557,906
Selling, general, and administrative	121,908	751,016	281,977	1,039,576
Salaries & wages	262,034	1,236,100	667,623	1,236,100
Professional and consultant fees	632,197	2,137,283	1,318,858	5,365,495
Production expenses	13,938	48,438	68,954	135,624
Rent expense	820	539,634	8,215	1,063,625
Total operating expenses	1,040,549	5,030,964	2,401,038	9,398,327

Operating loss	(492,977)	(4,966,105)	(1,711,137)	(9,126,776)

Other (income) expenses:
Interest expense, net	202,420	193,313	965,075	881,443
Amortization of debt discounts, net	641,618	2,009,051	1,991,246	2,656,996
Interest expense - excess derivatives	425,601	–	670,927	-
Loss in extinguishment of debt	1,190,809	–	1,190,809	-
Loss in extinguishment of debt - related party	–	–	–	297,138
Other (income) expense, net	(813,379)	66,575	(813,380)	120,803
Change in fair value of derivative liability	2,786,066	75,299	2,708,450	25,765
Total other expenses	4,433,135	2,344,238	6,713,127	3,982,145

Loss before income taxes	(4,926,112)	(7,310,343)	(8,424,264)	(13,108,921)

Income tax (benefit) expense	–	–	-	-
Net loss	$(4,926,112)	$(7,310,343)	$(8,424,264)	$(13,108,921)

Basic and diluted weighted average shares outstanding	171,582,787	94,518,186	140,059,057	93,330,191

Basic and diluted net loss per share	$(0.03)	$(0.08)	$(0.06)	$(0.14)

See Accompanying Notes to Unaudited Consolidated Financial Statements.

Clubhouse Media Group, Inc.

Consolidated Statements of Stockholders’ Equity (Deficit)

(Unaudited)

					Additional		Total
	Common Stock		Preferred Shares		Paid-In	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance at January 1, 2021	92,682,632	$93	1	$-	$245,542	$(2,577,721)	$(2,332,086)
Stock compensation expense	207,817	-	-	-	2,113,188	-	2,113,188
Conversion of convertible debt	8,197	-	-	-	13,000	-	13,000
Shares issued to settle accounts payable	24,460	-	-	-	148,510	-	148,510
Shares issued as debt issuance costs for convertible notes payable	645,000	1	-	-	3,441,399	-	3,441,400
Beneficial conversion features	-	-	-	-	51,000	-	51,000
Acquisition of Magiclytics	734,689	1	-	-	19,999	(80,697)	(60,697)
Imputed Interest	-	-	-	-	15,920	-	15,920
Net loss	-	-	-	-	-	(5,798,578)	(5,798,578)
Balance at March 31, 2021	94,302,795	$95	1	$-	$6,048,557	$(8,456,996)	$(2,408,344)

Stock compensation expense	175,066	-	-	-	1,546,413	-	1,546,413
Shares issued to settle accounts payable	22,250	-	-	-	164,520	-	164,520
Shares issued as debt issuance costs for convertible notes payable	383,080	-	-	-	2,875,589	-	2,875,589
Warrants issued for stock compensation	-	-	-	-	15,797	-	15,797
Net loss	-	-	-	-	-	(7,310,343)	(7,310,343)
Balance at June 30, 2021	94,883,191	95	1	$-	$10,650,876	$(15,767,339)	$(5,116,368)

Balance at January 1, 2022	97,785,111	98	1	$-	$15,754,112	$(24,904,074)	$(9,149,864)

Stock compensation expense	3,385,550	3	-	-	94,528	-	94,531
Shares issued for cash - ELOC	8,351,960	8	-	-	364,895	-	364,903
Shares to be issued - liability reclass to equity	6,752,850	7	-	-	717,253	-	717,260
Reclass of derivative liability on conversion	-	-	-	-	105,516	-	105,516
Convertible debt	550,000	1	-	-	23,381	-	23,382
Conversion of convertible debt	3,574,260	4	-	-	89,362	-	89,366
Net loss	-	-	-	-	-	(3,498,152)	(3,498,152)
Balance at March 31, 2022	120,399,731	$121	1	$-	$17,149,047	$(28,402,226)	$(11,253,058)

Stock compensation expense	7,950,620	8	-	-	71,790	-	71,798
Shares issued for cash	2,820,000	3			70,997	-	71,000
Shares issued for cash - ELOC	39,900,000	40	-	-	137,158	-	137,198
Reclass of derivative liability on conversion	-	-	-	-	637,607	-	637,607
Conversion of convertible debt	166,107,730	166	-	-	1,238,747	-	1,238,913
Convertible debt	1,155,000	1	-	-	11,272	-	11,273
Net loss	-	-	-	-	-	$(4,926,112)	(4,926,112)
Balance at June 30, 2022	338,333,081	$339	1	$-	$19,316,618	$(33,328,338)	$(14,011,381)

See Accompanying Notes to Unaudited Consolidated Financial Statements.

Clubhouse Media Group, Inc.

Consolidated Statements of Cash Flow

(Unaudited)

	For the Six	For the Six
	Months Ended	Months Ended
	June 30,	June 30,
	2022	2021
Cash flows from operating activities:
Net loss	$(8,424,264)	$(13,108,922)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	40,304	14,014
Imputed interest	–	15,920
Interest expense - amortization of debt discounts	1,991,246	2,504,987
Additional non-cash interest expense due to debt restructuring	620,160	–
Stock compensation expense	505,658	4,112,398
Loss in extinguishment of debt - related party	–	297,138
Change in fair value of derivative liability	2,708,450	25,765
Gain or loss in debt settlement	(813,378)	–
Loss in extinguishment of debt	1,190,809	120,801
Accretion expense - excess derivative liability	670,927	–
Net changes in operating assets & liabilities:
Accounts receivable	(161,775)	212,337
Prepaid expense, deposits and other current assets	445,954	(202,021)
Accounts payable, accrued liabilities, due to affiliates, and other long-term liabilities	73,264	816,524
Net cash used in operating activities	(1,152,645)	(5,191,059)

Cash flows from investing activities:
Purchases of property, plant, and equipment	(5,000)	(33,900)
Purchases of intangible assets	(198,182)	(111,867)
Cash received from acquisition of Magiclytics	–	76
Net cash used in investing activities	(203,182)	(145,691)

Cash flows from financing activities:
Shares issued for cash	573,101	-
Repayment to related party note payable	-	244,799
Repayment to related party convertible note payable	(105,822)	(137,500)
Borrowings from convertible notes payable	796,250	6,997,445
Repayment to convertible notes payable	(129,184)	(300,000)
Net cash provided by financing activities	1,134,345	6,804,744

Net (decrease) increase in cash and cash equivalents	(221,482)	1,467,994
Cash and cash equivalents at beginning of period	299,520	37,774
Cash and cash equivalents at end of period	$78,038	$1,505,768

Supplemental disclosure of cash flow information
Cash paid during the period for:
Interest	$-	$-
Income taxes	$-	$-

Supplemental disclosure of non-cash investing and financing Activities:
Shares issued for conversion from convertible note payable	$89,366	$13,000
Shares issued to settle accounts payable	$-	$313,029

See Accompanying Notes to Unaudited Consolidated Financial Statements.

Clubhouse Media Group, Inc.

Notes to the Unaudited Consolidated Financial Statements

June 30, 2022 and 2021

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

On July 7, 2020, the Company increased the authorized capital stock of the Company to 550,000,000, comprised of 500,000,000 shares of common stock, par value $0.001 per share, and 50,000,000 shares of preferred stock, par value $0.001 per share.

The Company filed a Certificate of Amendment to the Articles of Incorporation with the Secretary of State of the State of Nevada on June 13, 2022 for the purpose of amending the Articles of Incorporation of the Company to reduce the par value of the common stock of the Company from $0.001 per share to $0.000001 per share.

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

The unaudited consolidated balance sheet as of June 30, 2022 was derived from the Company’s audited consolidated financial statements at that date. The accompanying unaudited consolidated interim financial statements should be read in conjunction with the audited consolidated financial statements and related notes thereto for the year ended December 31, 2021 included in the Company’s Annual Report on Form 10-K filed by the Company with the Securities and Exchange Commission (the “SEC”) on March 29, 2022. Interim results for the three and six months ended June 30, 2022 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2022.

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

Advertising

Advertising costs are expensed when incurred and are included in selling, general, and administrative expense in the accompanying unaudited consolidated statements of operations. We incurred advertising expenses of $0 and $21,907 for the three months ended June 30, 2022 and June 30, 2021, respectively. We incurred advertising expenses of $21,329 and $42,452 for the six months ended June 30, 2022 and June 30, 2021, respectively.

Accounts Receivable

The Company’s accounts receivable arises from providing services. The Company does not adjust its receivables for the effects of a significant financing component at contract inception if it expects to collect the receivables in one year or less from the time of sale. The Company does not expect to collect receivables greater than one year from the time of sale.

The Company’s policy is to maintain an allowance for potential credit losses on accounts receivable. Management reviews the composition of accounts receivable and analyzes historical bad debts, customer concentrations, customer credit worthiness, current economic trends and changes in customer payment patterns to evaluate the adequacy of these reserves. Amounts determined to be uncollectible are charged or written-off against the reserve. As of June 30, 2022 and December 31, 2021, there were $0 and $0, respectively, for bad debt allowance for accounts receivable.

Property and equipment, net

Plant and equipment are stated at cost less accumulated depreciation and impairment. Depreciation of property, plant and equipment and are calculated on the straight-line method over their estimated useful lives or lease terms generally as follows:

Classification	Useful Life
Equipment	3 years

Lease

On January 2, 2020, the Company adopted ASC Topic 842, Leases (“ASC 842”), using the modified retrospective transition method with a cumulative effect adjustment to accumulated deficit as of January 1, 2019, and accordingly, modified its policy on accounting for leases as stated below. As described under “Recently Adopted Accounting Pronouncements,” below, the primary impact of adopting ASC 842 for the Company was the recognition in the consolidated balance sheet of certain lease-related assets and liabilities for operating leases with terms longer than 12 months. The Company elected to use the short-term exception and does not record assets/liabilities for short-term leases as of June 30, 2022 and December 31, 2021.

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

Revenue Recognition

In May 2014 the FASB issued Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers (Topic 606), which supersedes all existing revenue recognition requirements, including most industry specific guidance. This new standard requires a company to recognize revenues when it transfers goods or services to customers in an amount that reflects the consideration that the company expects to receive for those goods or services. The FASB subsequently issued the following amendments to ASU No. 2014-09 that have the same effective date and transition date: ASU No. 2016-08, Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations; ASU No. 2016-10, Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing; ASU No. 2016-12, Revenue from Contracts with Customers (Topic 606): Narrow-Scope Improvements and Practical Expedients; and ASU No. 2016-20, Technical Corrections and Improvements to Topic 606, Revenue from Contracts with Customers. The Company adopted these amendments with ASU 2014-09 (collectively, the “New Revenue Standards”).

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

Based on the Company’s evaluations, revenue from Managed Services is reported on a gross basis because the Company has the primary obligation to fulfill the performance obligations and it creates, reviews and controls the services. The Company takes on the risk of payment to any third-party creators and it establishes the contract price directly with its customers based on the services requested in the statement of work. The contract liabilities as of June 30, 2022 and December 31, 2021 were $195,563 and $337,500, respectively.

Subscription-Based Revenue

The Company recognizes subscription-based revenue through Honeydrip.com, its social media website, which allows customers to visit the creator’s personal page over the contract period without taking possession of the products or deliverables. Customers incur costs on either a subscription or consumption basis. Revenue provided on a subscription basis is recognized ratably over the contract period and revenue provided on a consumption basis is recognized when the subscriber paid and received their access to the content. Previously, the Company reported the subscription-based revenue on a net basis since the Company is acting as an agent solely arranging for the third-party creator or influencer to provide the services directly to the self-service customer through the platform or by posting the requested content. In April 2022, the Company determined it would recognize subscription-based revenue on a gross basis because the Company has control of the services before they are transferred to the end customer. The Company provided services such as online chat and other services directly with the end customers by the Company’s internal team. Also, the Company establishes the price on behalf of the content creators pursuant to the terms of the relevant agreements between the Company and the respective content creators. In addition, the Company has sole power to change the price based on the market. These are good indicators that the Company controls the specified goods or services before they are transferred to the customer.

Software Development Costs

We apply ASC 350-40, Intangibles—Goodwill and Other—Internal Use Software, in review of certain system projects. These system projects generally relate to software we do not intend to sell or otherwise market. In addition, we apply this guidance to our review of development projects related to software used exclusively for our SaaS subscription offerings. In these reviews, all costs incurred during the preliminary project stages are expensed as incurred. Once the projects have been committed to and it is probable that the projects will meet functional requirements, costs are capitalized. These capitalized software costs are amortized on a project-by-project basis over the expected economic life of the underlying product on a straight-line basis, which is five years. Amortization commences when the software is available for its intended use. Amounts capitalized related to development of internal use software are included in property and equipment, net, on our consolidated balance sheets and related depreciation is recorded as a component of amortization of intangible assets and depreciation in our consolidated statements of operations. During the six months ended June 30, 2022 and 2021, we capitalized approximately $198,182 and $111,867, respectively, related to internal use software and recorded $23,000 and $0 in related amortization expense, respectively. Unamortized costs of capitalized internal use software totaled $633,215 and $458,033 as of June 30, 2022 and December 31, 2021, respectively.

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

For other intangible assets that are not deemed indefinite-lived, cost is generally amortized on a straight-line basis over the asset’s estimated economic life, except for individually significant customer-related intangible assets that are amortized in relation to total related sales. Amortizable intangible assets are reviewed for impairment whenever events or changes in circumstances indicate that the related carrying amounts may not be recoverable. In these circumstances, they are tested for impairment based on undiscounted cash flows and, if impaired, written down to estimated fair value based on either discounted cash flows or appraised values. The Company impaired $0 and $0 of goodwill for the six months ended June 30, 2022 and 2021, respectively.

Impairment of Long-Lived Assets

Long-lived assets, which include property, plant and equipment and intangible assets, are reviewed for impairment whenever events or changes in circumstances indicate the carrying amount of an asset may not be recoverable.

Recoverability of long-lived assets to be held and used is measured by comparing the carrying amount of an asset to the estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated undiscounted future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the assets. Fair value is generally determined using the asset’s expected future discounted cash flows or market value, if readily determinable. Based on its review, the Company believes that, as of and for the six months ended June 30, 2022 and December 31, 2021, there was no impairment loss of its long-lived assets.

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

Loss contingencies considered remote are generally not disclosed unless they involve guarantees, in which case the guarantees would be disclosed. Management does not believe, based upon information available at this time, that these matters will have a material adverse effect on the Company’s financial position, results of operations or cash flows. However, there is no assurance that such matters will not materially and adversely affect the Company’s business, financial position, and results of operations or cash flows.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to credit risk consist primarily of accounts receivable. The Company does not require collateral or other security to support these receivables. The Company conducts periodic reviews of the financial condition and payment practices of its customers to minimize collection risk on accounts receivable.

Basic Income (Loss) Per Share

Under the provisions of ASC 260, “Earnings per Share,” basic loss per common share is computed by dividing net loss available to common shareholders by the weighted average number of shares of common stock outstanding for the periods presented. Diluted net loss per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that would then share in the income of the Company, subject to anti-dilution limitations. Potential common shares consist of the convertible promissory notes payable as of June 30, 2022 and December 31, 2021. As of June 30, 2022 and December 31, 2021, there were approximately 793,966,058 and 8,936,529 potential shares issuable upon conversion of convertible notes payable As of June 30, 2022 and December 31, 2021, there were approximately 165,077 and 165,077, respectively, potential shares issuable upon conversion of warrants.

The table below presents the computation of basic and diluted loss per share for the three months ended June, 2022 and 2021:

	For the Three Months Ended June 30, 2022	For the Three Months Ended June 30, 2021
Numerator:
Net loss	$(4,926,112)	$(7,310,343)
Denominator:
Weighted average common shares outstanding—basic	171,582,787	94,518,186
Dilutive common stock equivalents	-	-
Weighted average common shares outstanding—diluted	171,582,787	94,518,186
Net loss per share:
Basic	$(0.03)	$(0.08)
Diluted	$(0.03)	$(0.08)

The table below presents the computation of basic and diluted loss per share for the six months ended June, 2022 and 2021:

	For the Six Months Ended June 30, 2022	For the Six Months Ended June 30, 2021
Numerator:
Net loss	$(8,424,264)	$(13,108,921)
Denominator:
Weighted average common shares outstanding—basic	140,059,057	93,330,191
Dilutive common stock equivalents	-	-
Weighted average common shares outstanding—diluted	140,059,057	93,330,191
Net loss per share:
Basic	$(0.06)	$(0.14)
Diluted	$(0.06)	$(0.14)

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

Fair Value of Financial Instruments

FASB ASC 820, Fair Value Measurement, defines fair value as the price that would be received upon sale of an asset or paid upon transfer of a liability in an orderly transaction between market participants at the measurement date in the principal or most advantageous market for that asset or liability. The fair value should be calculated based on assumptions that market participants would use in pricing the asset or liability, not on assumptions specific to the entity.

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

Cash, accounts receivable, accounts payable, and accrued expenses and deferred revenue – The carrying amounts reported in the consolidated balance sheets for these items are a reasonable estimate of fair value due to their short-term nature.

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

The following table presents the Company’s assets and liabilities required to be reflected within the fair value hierarchy as of June 30, 2022 and December 31, 2021.

	Fair Value	Fair Value Measurements at
	As of	June 30, 2022
Description	June 30, 2022	Using Fair Value Hierarchy
		Level 1	Level 2	Level 3
Derivative liability	$4,793,892	$-	$-	$4,793,892

Total	$4,793,892	$-	$-	$4,793,892

	Fair Value	Fair Value Measurements at
	As of	December 31, 2021
Description	December 31, 2021	Using Fair Value Hierarchy
		Level 1	Level 2	Level 3
Derivative liability	$513,959	$-	$-	$513,959

Total	$513,959	$-	$-	$513,959

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

Related Parties

The Company follows subtopic 850-10 of the FASB ASC for the identification of related parties and disclosure of related party transactions. Pursuant to Section ASC 850-10-20, related parties include:

a. affiliates of the Company; b. entities for which investments in their equity securities would be required, absent the election of the fair value option under the fair value option subsection of Section 825– 10–15, to be accounted for by the equity method by the investing entity; c. trusts for the benefit of employees, such as pension and profit-sharing trusts that are managed by or under the trusteeship of management; d. principal owners of the Company; e. management of the Company; f. other parties with which the Company may deal if one party controls or can significantly influence the management or operating policies of the other to an extent that one of the transacting parties might be prevented from fully pursuing its own separate interests; and g. other parties that can significantly influence the management or operating policies of the transacting parties or that have an ownership interest in one of the transacting parties and can significantly influence the other to an extent that one or more of the transacting parties might be prevented from fully pursuing its own separate interests.

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

In August 2020, the FASB issued ASU No. 2020-06, Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity (ASU 2020-06), which simplifies the accounting for convertible instruments by reducing the number of accounting models available for convertible debt instruments. This guidance also eliminates the treasury stock method to calculate diluted earnings per share for convertible instruments and requires the use of the if-converted method. This guidance was effective for us in the first quarter of 2022 on a full or modified retrospective basis, with early adoption permitted. The adoption of this new standard did not have a material impact on our consolidated financial statements.

NOTE 3 – GOING CONCERN

The accompanying unaudited consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates continuity of operations, realization of assets, and liquidation of liabilities in the normal course of business.

As reflected in the accompanying unaudited consolidated financial statements, the Company had a net loss of $8,424,264 for the six months ended June 30, 2022, negative working capital of $13,376,217 as of June 30, 2022, and stockholders’ deficit of $14,011,381. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern.

While the Company is attempting to generate additional revenues, the Company’s cash position may not be sufficient to support the Company’s daily operations. Management expects to raise additional funds by way of a public or private offering. Management believes that the actions presently being taken to further implement the Company’s business plan and generate revenues provide the opportunity for the Company to continue as a going concern. While the Company believes in the viability of its strategy to generate revenues and in its ability to raise additional funds, there can be no assurances to that effect. The ability of the Company to continue as a going concern is dependent upon the Company’s ability to further implement its business plan and generate revenues.

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

Immediately prior to closing of the Agreement, Chris Young, President and a Director of the Company, was the Chief Executive Officer, a Director, and a principal shareholder of 45% of outstanding capital stock of Magiclytics. As a result of the common ownership upon closing of the transaction, the acquisition was considered a common-control transaction and was outside the scope of the business combination guidance in ASC 805-10. The entities are deemed to be under common control as of February 27, 2018, which was the date that the majority shareholder acquired control of the Company and, therefore, held control over both companies. The Company recorded the consideration issued to purchase Magiclytics based on the carrying value of the net assets received and $97,761 related party payables assumed per the acquisition agreement as of February 3, 2021 of $(60,697). The financial statements as of December 31, 2021 were adjusted as if the acquisition happened at the beginning of the year as of January 1, 2021.

Acquisition Consideration

The following table summarizes the carrying value of purchase price consideration to acquire Magiclytics:

Description	Amount
Carrying value of purchase consideration:
Common stock issued	$(60,697)
Total purchase price	$(60,697)

Purchase Price Allocation

The following is an allocation of purchase price as of the February 3, 2021 acquisition closing date based upon an estimate of the carrying value of the assets acquired and the liabilities assumed by the Company in the acquisition:

Description	Amount
Purchase price allocation:
Cash	$76
Intangibles	77,889
Related party payable	(97,761)
Accounts payable and accrued liabilities	(40,901)
Identifiable net assets acquired	(60,697)
Total purchase price	$(60,697)

NOTE 5 – PROPERTY AND EQUIPMENT

Fixed assets, net consisted of the following:

	June 30, 2022	December 31, 2021	Estimated Useful Life

Equipment	$118,638	$113,638	3 years
Less: accumulated depreciation and amortization	(63,292)	(45,987)
Property, plant, and equipment, net	$55,346	$67,651

Depreciation expense was $8,792 and $7,080 for the three months ended June 30, 2022 and June 30, 2021, respectively. Depreciation expense was $17,305 and $14,014 for the six months ended June 30, 2022 and June 30, 2021, respectively.

NOTE 6 – INTANGIBLES

As of June 30, 2022 and December 31, 2021, the Company had intangible assets of $633,215 and $458,033, respectively, from and after the acquisition of Magiclytics in February 2021. Magiclytics is a platform that internally developed for revenue prediction from influencer collaboration and our digital platform Honeydrip.com is a digital space for creators to share unique content with their subscribers.

The following table sets forth the Company’s finite-lived intangible assets resulting from business acquisitions and other purchases, which continue to be amortized:

	Weighted Average	June 30, 2022			December 31, 2021
	Useful Life (in Years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Value	Accumulated Amortization	Net Carrying Amount
Developed technology - Honeydrip	5	$380,181	$33,791	$346,390	$184,058	$10,791	$173,267
Developed technology - Magiclytics	-	286,825	-	286,825	284,766	-	284,766
		$667,006	$33,791	$633,215	$468,824	$10,971	$458,033

Amortization expense was $13,786 and $0 for the three months ended June 30, 2022 and June 30, 2021, respectively. Amortization expense was $23,000 and $0 for the six months ended June 30, 2022 and June 30, 2021, respectively.

NOTE 7 – ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

Accrued liabilities at June 30, 2022 and December 31, 2021 consist of the following:

	2022	2021
Accounts payable	$187,968	$429,160
Accrued payroll	815,000	520,000
Accrued interest	888,660	550,285
Other	121,521	121,216
	$2,013,149	$1,620,661

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

The balance of the Hoey Note as of June 30, 2022 and December 31, 2021 was $0 and $0, respectively.

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

In March 2022, the Company issued to Ms. Niu 1,975,302 shares of Company common stock upon the conversion of $50,000 of the Niu Note.

The balance of the Niu Note as of June 30, 2022 and December 31, 2021 was $0 and $50,000, respectively.

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

In March 2022, the Company issued to Ms. Mr. Galen 1,598,963 shares of Company common stock upon the conversion of $30,000 of the Galen Note.

The balance of the Galen Note as of June 30, 2022 and December 31, 2021 was $0 and $30,000, respectively.

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

On December 20, 2021, the Company received a conversion notice to issue to Mr. Huyng 375,601 shares of Company common stock upon the conversion of the $50,000 principal of his convertible promissory note and $4,789 accrued interest at a conversion price of $0.15 per share. The shares were issued in January 2022.

The balance of the Huynh Note as of June 30, 2022 and December 31 2021 was $0 and $0, respectively.

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

The balance of the Wong Note as of June 30, 2022 and December 31, 2021 was $0 and $0, respectively.

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

The balance of the Singer Note as of June 30, 2022 and December 31, 2021 was $0 and $0, respectively.

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

The balance of the ProActive Capital Note as of June 30, 2022 and December 31, 2021 was $300,000 and $250,000, respectively.

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

The $28,889 original issue discount, the fair value of 50,000 shares issued, and the beneficial conversion features were recorded as debt discounts and amortized over the term of the note. Therefore, the total debt discounts at the inception date of this convertible promissory note were $288,889.

The entire principal balance and interest were converted into 107,301 common shares in the quarter ended June 30, 2021. The balance of the GS Capital #1 as of June 30, 2022 and December 31, 2021 was $0 and $0, respectively. The Company signed the restructuring agreement below to return the shares for the new GS note #1, as if the initial conversion had not occurred.

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

The entire principal balance and interest were converted into 318,059 common shares in the quarter ended June 30, 2022. The balance of the New GS Note #1 as of June 30, 2022 and December 31, 2021 was $0 and $300,445, respectively.

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

GS Capital converted $96,484 and $3,515 accrued interest in the quarter ended June 30, 2021. The balance of the GS Capital #2 Note as of June 30, 2022 and December 31, 2021 was $0 and $577,778, respectively.

Convertible Promissory Note – New GS Note #2

On November 26, 2021, the Company entered into an Amendment and Restructuring Agreement (the “Restructuring Agreement”) with GS Capital Partners, LLC to cancel the conversion exercised in the quarter ended June 30, 2021.

On June 29, 2022, the “Company entered into an Exchange Agreement (the “Exchange Note”) with GS Capital. The Exchange Note amended and restated in its entirety the previous Note Purchase Agreement between the same parties.

The Exchange Note replaces the Note Purchase Agreement in its entirety, which was a promissory note carrying an outstanding amount of $577,778. The Exchange Note is thus a new note in the amount of $635,563.48, with a conversion price equal to 85% of the closing per share trading price of the Company’s shares of common stock, $0.000001 par value per share (“Common Stock”) on the last trading day prior to the delivery of the notice of conversion, as reported on the National Quotations Bureau OTC Market exchange which the Company’s shares are traded.

The change in conversion features were recorded as loss on debt extinguishment of $188,771 and recognition of derivative liability of $416,588 as of June 30, 2022.

The balance of the GS Capital #2 Note as of June 30, 2022 and December 31, 2021 was $635,563 and $577,778, respectively.

Convertible Promissory Note – GS Capital Partners #3

On March 16, 2021, the Company entered into another securities purchase agreement with GS Capital (the “GS Capital #3”), pursuant to which, on same date, the Company issued a convertible promissory note (the “GS Capital #3 Note”) to GS Capital the aggregate principal amount of $577,778 for a purchase price of $520,000, reflecting a $57,778 original issue discount, and in connection therewith, sold to GS Capital 100,000 shares of Company’s common stock, par value $0.000001   per share at a purchase price of $100, representing a per share price of $0.001 per share. In addition, at the closing of this sale, the Company reimbursed GS Capital the sum of $10,000 for GS Capital’s costs in completing the transaction, which amount GS Capital withheld from the total purchase price paid to the Company.

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

The balance of the GS Capital #3 Note as of June 30, 2022 and December 31, 2021 was $577,778 and $577,778, respectively.

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

The $50,000 original issue discount, the fair value of 45,000 shares issued, and the beneficial conversion features were recorded as debt discounts and amortized over the term of the note. Therefore, the total debt discount at the inception date of this convertible promissory note were recorded at $550,000.

On November 26, 2021, the Company entered into an Amendment and Restructuring Agreement (the “Restructuring Agreement”) with GS Capital Partners, LLC to extend the maturity to October 1, 2022.

The balance of the GS Capital Note #4 as of June 30, 2022 and December 31, 2021 were $550,000 and $550,000, respectively.

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

The $50,000 original issue discount, the fair value of 125,000 shares issued, and the beneficial conversion features were recorded as debt discounts and amortized over the term of the note. Therefore, the total debt discount at the inception date of this convertible promissory note were recorded at $550,000.

On November 26, 2021, the Company entered into an Amendment and Restructuring Agreement (the “Restructuring Agreement”) with GS Capital Partners, LLC to extend the maturity to October 29, 2022.

The balance of the GS Capital Note #5 as June 30, 2022 and December 31, 2021 was $550,000 and $550,000, respectively.

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

The $50,000 original issue discount, the fair value of 85,000 shares issued, and the beneficial conversion features were recorded as debt discounts and amortized over the term of the note. Therefore, the total debt discount at the inception date of this convertible promissory note were recorded at $550,000.

On November 26, 2021, the Company entered into an Amendment and Restructuring Agreement (the “Restructuring Agreement”) with GS Capital Partners, LLC to extend the maturity to December 3, 2022.

The balance of the GS Capital Note #6 as of June 30, 2022 and December 31, 2021 was $550,000 and $550,000, respectively.

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

On June 29, 2022, the Company and Tiger Trout entered into Amendment No. 2 to Convertible Promissory Note, dated as of June 29, 2022 (the “Note Amendment 2”). Pursuant to the terms of the Note Amendment 2:

(i)	the principal amount of the Tiger Trout Note was amended to be $1,250,000; and
(ii)	Section 3(c) of the Tiger Trout Note was amended and restated in its entirety to provide a conversion price equal to 85% of the closing per share trading price of the Company’s Common Stock on the last trading day prior to the delivery of the notice of conversion, as reported on the National Quotations Bureau OTC Market exchange which the Company’s shares are traded.

On June 30, 2022, the Company and Tiger Trout entered into Amendment No. 3 to Convertible Promissory Note, dated as of June 30, 2022 (the “Note Amendment 3”). Pursuant to the terms of the Note Amendment 3, the Tiger Trout Note was amended as follows:

(i)	the principal amount of the Tiger Trout Note was amended to be $1,115,000; and
(ii)	Notwithstanding anything to the contrary in the Tiger Trout Note, the parties acknowledge and agree that Tiger Trout may elect to convert the Tiger Trout Note into “Conversion Shares” at any time at the election of Tiger Trout, subject to the other limitations and requirements of the Tiger Trout Note, and the “Conversion Period” (as defined in the Tiger Trout Note) is amended to be the period from June 30, 2022 to the date of full repayment of all Indebtedness (as defined in the Tiger Trout Note).

The reduction of the principal amount of $813,378 was recorded as gain in debt settlement for the quarter ended June 30, 2022. On June 29, 2022, principal balance of $68,605 was converted into 15,403,092 common shares.

The balance of the Tiger Trout Note as of June 30, 2022 and December 31, 2021 was $1,046,398 and $1,590,000, respectively.

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

The $100,000 original issue discount, the fair value of 165,000 shares issued, and the beneficial conversion features were recorded as debt discounts and amortized over the term of the note. Therefore, the total debt discount at the inception date of this convertible promissory note were recorded at $1,100,000.

The balance of the Eagle Equities Note as of June 30, 2022 and December 31, 2021 was $1,100,000 and $1,100,000, respectively. The Company is currently in default of the Eagle Equities Note.

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

The $100,000 original issue discount, the fair value of 125,000 shares issued, and the beneficial conversion features were recorded as debt discounts and amortized over the term of the note. Therefore, the total debt discounts at the inception date of this convertible promissory note were $1,000,000.

On November 26, 2021, the Company entered into an Amendment and Restructuring Agreement (the “Labrys Restructuring Agreement”) with Labrys Fund LP to extend the maturity to November 11, 2022 and increased the principal amount of the convertible note by $116,800 so the total principal became $700,878.

For the year ended December 31, 2021, the Company paid $455,000 cash to reduce the balance of the convertible promissory note from Labrys Fund, LP. On March 30, 2022, Labrys Fund, LP converted $111,065 principal and $32,196 interest and $1,750 for fees totaling $145,012   into 5,800,000 common shares. For the quarter ended June 30, 2022, Labrys Fund, LP converted $473,012 principal and $8,750 for fees totaling $481,762 into 22,623,012 common shares.

The balance of the Labrys Note as of June 30, 2022 and December 31, 2021 was $116,800 and $545,000, respectively.

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

The balance of the Chris Etherington Note as of June 30, 2022 and December 31, 2021 was $165,000 and $165,000, respectively.

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

The balance of the Riu Wu Note as of June 30, 2022 and December 31, 2021 was $550,000 and $550,000, respectively.

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

The $20,250 original issue discount, the $3,750 reimbursement, and the conversion features were recorded as debt discounts and amortized over the term of the note. Therefore, the total debt discount at the inception date of this convertible promissory note were recorded at $173,894.

For the quarter ended June 30, 2022, Sixth Street converted the entire principal and accrued interest into 87,367,129    common shares.

The balance of the Sixth Street #1 note as of June 30, 2022 and 2021 was $0 and $224,000, respectively.

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

The $8,500 original issue discount, the $3,750 reimbursement, and the conversion features were recorded as debt discounts and amortized over the term of the note. Therefore, the total debt discount at the inception date of this convertible promissory note were recorded at $79,118.

For the quarter ended June 30, 2022, Sixth Street converted the $90,000 principal into 50,000,000 common shares.

The balance of the Sixth Street #2 note as of June 30, 2022 and December 31, 2021 was $3,500 and $93,500, respectively.

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

The $10,000 original issue discount, the $5,000 reimbursement, and the conversion features were recorded as debt discounts and amortized over the term of the note. Therefore, the total debt discount at the inception date of this convertible promissory note were recorded at $120,000.

The balance of the Fast Capital note as of June 30, 2022 and December 31, 2021 was $120,000 and $0, respectively.

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

The $6,375 original issue discount and the conversion features were recorded as debt discounts and amortized over the term of the note. Therefore, the total debt discount at the inception date of this convertible promissory note were recorded at $50,749.

The balance of the Sixth Street #3 note as of June 30, 2022 and December 31, 2021 was $70,125 and $0, respectively.

Convertible Promissory Note – ONE44 Capital LLC

On February 16, 2022, the Company entered into a Securities Purchase Agreement, (the “ONE44 Capital purchase agreement”) dated February 15, 2022, by and between the Company and ONE44 Capital LLC. Pursuant to the terms of the SPA, the Company agreed to issue and sell, and the Buyer agreed to purchase, a convertible note in the aggregate principal amount of $175,500 (the “ONE44 Capital Note”). The ONE44 Capital Note has an original issue discount of $17,500, resulting in gross proceeds to the Company of $158,000.

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

The $17,500 original issue discount, the $8,000 reimbursement and the conversion features were recorded as debt discounts and amortized over the term of the note. Therefore, the total debt discount at the inception date of this convertible promissory note were recorded at $148,306.

The balance of the ONE44 Capital note as of June 30, 2022 and December 31, 2021 was $175,500 and $0, respectively.

Convertible Promissory Note – Coventry Enterprise, LLC

On March 3, 2022, the Company entered into a Securities Purchase Agreement, (the “Coventry Enterprise purchase agreement”) dated March 3, 2023, by and between the Company and Coventry Enterprise, LLC. Pursuant to the terms of the SPA, the Company agreed to issue and sell, and the Buyer agreed to purchase, a convertible note in the aggregate principal amount of $150,000 (the “Coventry Enterprise Note”). The Coventry Note has an original issue discount of $30,000, resulting in gross proceeds to the Company of $120,000. Pursuant to the terms of the Coventry SPA, the Company also agreed to issue 150,000 shares of restricted common stock to Coventry as additional consideration for the purchase of the Coventry Note.

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

The $30,000 original issue discount, 150,000 shares issued, and the conversion features were recorded as debt discounts and amortized over the term of the note. Therefore, the total debt discount at the inception date of this convertible promissory note were recorded at $150,000.

The balance of the Coventry Enterprise note as of June 30, 2022 and December 31, 2021 was $150,000 and $0, respectively.

Convertible Promissory Note – ONE44 Capital LLC #2

On May 20, 2022, the Company entered into a Securities Purchase Agreement, (the “ONE44 Capital purchase agreement #2”) by and between the Company and ONE44 Capital LLC. Pursuant to the terms of the SPA, the Company agreed to issue and sell, and the Buyer agreed to purchase, a convertible note in the aggregate principal amount of $115,000 (the “ONE44 Capital Note”). The ONE44 Capital Note has an original issue discount of $10,000 and reimbursement of $5,000, resulting in gross proceeds to the Company of $100,000.

The ONE44 Capital Note bears interest at a rate of 4% per annum and matures on May 20, 2023. Any amount of principal or interest on the Note which is not paid when due will bear interest at a rate of 4% per annum. The Note may not be prepaid in whole or in part except as provided in the Note by way of conversion at the option of the Buyer.

ONE44 is entitled, at its option, at any time after the sixth monthly anniversary of cash payment, to convert all or any amount then outstanding under the May 2022 ONE44 Note into shares of common stock at a price per share equal to 55% of the lowest daily trading VWAP of the Company’s common stock for the 20 prior trading days, subject to a 4.99% equity blocker and subject to the terms of the May 2022 ONE44 Note.

Since the conversion price is based on 55% of the lowest daily trading VWAP of the Company’s common stock for the 20 prior trading days, the Company has determined that the conversion feature is considered a derivative liability for the Company, which is detailed in Note 10.

The $10,000 original issue discount, the $5,000 reimbursement and the conversion features were recorded as debt discounts and amortized over the term of the note. Therefore, the total debt discount at the inception date of this convertible promissory note were recorded at $115,000.

The balance of the ONE44 Capital note as of June 30, 2022 and December 31, 2021 was $115,000 and $0, respectively.

Convertible Promissory Note – Diagonal Lending LLC

On June 23, 2022, the Company entered into a Securities Purchase Agreement, (the “Sixth Street #4 purchase agreement”), by and between the Company and Diagonal Lending LLC. Pursuant to the terms of the SPA, the Company agreed to issue and sell, and the Buyer agreed to purchase, a convertible note in the aggregate principal amount of $86,625 (the “Diagonal Note”). The Diagonal Note has an original issue discount of $7,875, $3,000.00 paid to legal counsel for the Company, and $750.00 which amount was retained by the Investor as a due diligence fee resulting in gross proceeds to the Company of $75,000.

The Note has a maturity date of June 23, 2023 and bears interest at 10% per annum. No payments of the principal amount or interest are due prior to the maturity date, other than as specifically set forth in the Note. The Company may not prepay the Note prior to the maturity date, other than by way of a conversion initiated by Investor.

The Note provides Investor with conversion rights to convert all or any part of the outstanding and unpaid principal amount of the Note at any time, from time to time, and at any time during the period beginning on the date which is one hundred eighty (180) days following the date of the Note and ending on the later of: (i) the Maturity Date; and (ii) the date of payment of the Default Amount (as defined in the Note). Notwithstanding the foregoing, the Investor shall not be entitled to a conversion under the Note upon which the sum of (1) the number of shares of common stock, $0.000001 par value per share (“Common Stock”) beneficially owned by the Investor and its affiliates (other than shares of Common Stock which may be deemed beneficially owned through the ownership of the unconverted portion of the Note or the unexercised or unconverted portion of any other security of the Company subject to a similar limitation on conversion or exercise) and (2) the number of shares of Common Stock issuable upon the conversion would result in beneficial ownership by the Investor and its affiliates of more than 4.99% of the outstanding shares of Common Stock.

The conversion price is equal to the lesser of the variable conversion price and fixed conversion price which is $1.00. The variable conversion price is defined in the Note as 75% multiplied by the lowest VWAP for shares of Common Stock during the 20 trading days immediately preceding the Conversion Date.

Since the conversion price is based on the lesser of (i) $1.00 or (ii) 75% of the VWAP during the 20-trading day period immediately prior to the option conversion date, the Company has determined that the conversion feature is considered a derivative liability for the Company, which is detailed in Note 10.

The $11,625   original issue discount and the conversion features were recorded as debt discounts and amortized over the term of the note. Therefore, the total debt discount at the inception date of this convertible promissory note were recorded at $86,625.

The balance of the Diagonal note as of June 30, 2022 and December 31, 2021 was $86,625 and $0, respectively.

Below is the summary of the principal balance and debt discounts as of June 30, 2022.

Convertible Promissory Note Holder	Start Date	End Date	Initial Note Principal Balance	Current Note Principal Balance	Debt Discounts As of Issuance	Amortization	Debt Discounts As of June 30, 2022
Scott Hoey	9/10/2020	9/10/2022	$7,500	$-	$7,500	$(7,500)	$-
Cary Niu	9/18/2020	9/18/2022	50,000	-	50,000	(50,000)	-
Jesus Galen	10/6/2020	10/6/2022	30,000	-	30,000	(30,000)	-
Darren Huynh	10/6/2020	10/6/2022	50,000	-	50,000	(50,000)	-
Wayne Wong	10/6/2020	10/6/2022	25,000	-	25,000	(25,000)	-
Matt Singer	1/3/2021	1/3/2023	13,000	-	13,000	(13,000)	-
ProActive Capital	1/20/2021	1/20/2022	250,000	300,000	217,024	(217,024)	-
GS Capital #1	1/25/2021	1/25/2022	288,889	-	288,889	(288,889)	-
GS Capital #1 replacement	11/26/2021	5/31/2022	300,445	-	-	-	-
Tiger Trout SPA	1/29/2021	1/29/2022	1,540,000	1,046,395	1,540,000	(1,540,000)	-
GS Capital #2	2/16/2021	2/16/2022	577,778	-	577,778	(577,778)	-
GS Capital #2 - replacement	6/29/2022	8/16/2022	635,563	635,563	-	-	-
Labrys Fund, LLP	3/11/2021	3/11/2022	1,000,000	116,800	1,000,000	(1,000,000)	-
GS Capital #3	3/16/2021	3/16/2022	577,778	577,778	577,778	(577 778)	-
GS Capital #4	4/1/2021	4/1/2022	550,000	550,000	550,000	(550,000)	-
Eagle Equities LLC	4/13/2021	4/13/2022	1,100,000	1,100,000	1,100,000	(1,100,000)	-
GS Capital #5	4/29/2021	4/29/2022	550,000	550,000	550,000	(550,000)	-
GS Capital #6	6/3/2021	6/3/2022	550,000	550,000	550,000	(550,000)	-
Chris Etherington	8/26/2021	8/26/2022	165,000	165,000	165,000	(139,233)	25,767
Rui Wu	8/26/2021	8/26/2022	550,000	550,000	550,000	(464,110)	85,890
Sixth Street Lending #1	11/28/2021	11/28/2022	224,000	-	173,894	(173,894)	-
Sixth Street Lending #2	12/9/2021	12/9/2022	93,500	3,500	79,118	(79,118)	-
Fast Capital LLC	1/10/2022	1/10/2023	120,000	120,000	120,000	(55,935)	64,065
Sixth Street Lending #3	1/12/2022	1/12/2023	70,125	70,125	50,748	(23,387)	27,361
One 44 Capital	2/16/2022	2/16/2023	175,500	175,500	148,306	(54,446)	93,860
Coventry Enterprise	3/3/2022	3/3/2023	150,000	150,000	150,000	(48,904)	101,096
One 44 Capital #2	5/20/2022	5/20/2023	115,000	115,000	115,000	(12,918)	102,082

1800 Diagonal Lending LLC	6/23/2022	6/23/2023	86,625	86,625	86,625	(1,662)	84,963
Total						Total	$585,084
						Remaining note principal balance	6,862,286
						Total convertible promissory notes, net	$6,277,202

Future payments of principal of convertible notes payable at June 30, 2022 are as follows:

Years ending December 31,
2022	$(6,145,036)
2023	(717,250)
2024	–
2025	-
Thereafter	–
Total	$(6,862,286)

Interest expense recorded related to the convertible notes payable for the six months ended June 30, 2022 and 2021 were $965,075 and $193,224, respectively.

The Company amortized $1,991,246 and $2,656,996 of the discount on the convertible notes payable to interest expense for the six months ended June 30, 2022 and 2021, respectively.

The Company recognized additional non-cash interest expense from excess derivative of $670,927 and $0 for the six months ended June 30, 2022 and 2021, respectively.

NOTE 9 – SHARES TO BE ISSUED - LIABILITY

As of June 30, 2022 and December 31, 2021, the Company entered into various consulting agreements with consultants, directors, and convertible debt. The balances of shares to be issued – liability were $583,605 and $1,047,885, respectively. The Company recorded these consultant and director shares under liability based on the shares will be issued at a fixed monetary amount known at inception under ASC 480.

Shares to be issued - liability is summarized as below:

Beginning Balance, January 1, 2022	$1,047,885
Shares to be issued	514,485
Shares issued	(978,765)
Ending Balance, June 30, 2022	$583,605

Shares to be issued - liability is summarized as below:

Beginning Balance, January 1, 2021	$87,029
Shares to be issued	6,415,046
Shares issued	(5,454,190)
Ending Balance, December 31, 2021	$1,047,885

NOTE 10 – DERIVATIVE LIABILITY

The derivative liability is derived from the conversion features in note 8 signed for the period ended December 31, 2021. All were valued using the weighted-average Binomial option pricing model using the assumptions detailed below. As of June 30, 2022 and December 31, 2021, the derivative liability was $4,793,892 and $513,959, respectively. The Company recorded $2,786,066 loss and $75,299 loss from changes in derivative liability during the three months ended June 30, 2022 and 2021, respectively. The Company recorded $2,708,450   loss and $25,765 loss from changes in derivative liability during the six months ended June 30, 2022 and 2021, respectively.

The Binomial model with the following assumption inputs:

June 30, 2022
Annual Dividend Yield	—
Expected Life (Years)	0.2 – 1.0 years
Risk-Free Interest Rate	0.01% - 0.03%
Expected Volatility	259 - 594%

Fair value of the derivative is summarized as below:

Beginning Balance, December 31, 2021	$513,959
Additions	2,314,606
Mark to Market	2,708,450
Cancellation of Derivative Liabilities Due to Conversions	-
Reclassification to Additional Paid In Capital Due to Conversions	(743,123)
Ending Balance, June 30, 2022	$4,793,892

December 31, 2021
Annual Dividend Yield	—
Expected Life (Years)	0.6 – 0.8 years
Risk-Free Interest Rate	0.07% - 0.39%
Expected Volatility	145 - 485%

Fair value of the derivative is summarized as below:

Beginning Balance, December 31, 2020	$304,490
Additions	1,343,518
Mark to Market	(1,029,530)
Cancellation of Derivative Liabilities Due to Conversions	-
Reclassification to Additional Paid in Capital Due to Conversions	(104,519)
Ending Balance, December 31, 2021	$513,959

NOTE 11 – NOTE PAYABLE, RELATED PARTY

For the period ended December 31, 2020, the Company signed a note payable agreement (the “Ben-Yohanan 2020 Note”) with the Company’s Chief Executive Officer for advances up to $5,000,000 at 0% interest rate. The entire balance is due January 31, 2023. As of December 31, the Company has a balance of $2,162,562 owed to the Chief Executive Officer of the Company. The note payable was subsequently amended on February 2, 2021.

On February 2, 2021, the Company and Amir Ben-Yohanan, its Chief Executive Officer, entered into a promissory note in the total principal amount of $2,400,000 (the “Ben-Yohanan 2021 Note”) to replace the Ben-Yohanan 2020 Note. The Amir 2021 Note memorializes a $2,400,000 loan that Mr. Ben-Yohanan previously advanced to the Company and its subsidiaries to fund their operations. The Ben-Yohanan 2021 Note bears simple interest at a rate of eight percent (8%) per annum, and the Company may prepay all or any portion of the principal amount and any accrued and unpaid interest of the Note at any time without penalty.

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

In accordance with ASC 470-50-40-10 a modification or an exchange of debt that adds or eliminates a substantive conversion option as of the conversion date would always be considered substantial and require extinguishment accounting. We concluded the conversion features of the Ben-Yohanan 2021 Note are substantial. As a result, we recorded a loss on the extinguishment of debt in the amount of $297,138 in our consolidated statements of operations and credit as premium on the note payable to the related party. The premium will be amortized over the life of the loan which is expired on February 2, 2024.

The Company’s Regulation A Offering Circular was qualified on June 11, 2021. As a result, the principal balance of $1,000,000 has been converted to common stock and recorded under shares to be issued until it is issued.

The Company amortized $36,372 and $152,009 of the discount on the convertible notes payable to interest expense for the six months ended June 30, 2022 and 2021, respectively. The outstanding debt premium as of June 30, 2022 was $80,683.

For the six months ended June 30, 2022 and 2021, the Company paid $105,822 and $0 to the Ben-Yohanan 2021 Note, respectively.

The balance of the Ben-Yohanan 2021 Note as of June 30, 2022 and December 31, 2021 was $1,164,042 and $1,269,864, respectively.

Note payable – Mr. Ben-Yohanan

For the six months ended June 30, 2022 and 2021, the Company borrowed $79,000 and $0 from Mr. Ben-Yohanan. The maturity date of the note is July 1, 2024 and the Company has to pay $3,292 per month commencing August 1, 2022 and has no interest.

The balance of the note payable as of June 30, 2022 and December 31, 2021 were $79,000 and $0, respectively.

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

On February 2, 2021, the Company and Amir Ben-Yohanan, its Chief Executive Officer, entered into a promissory note in the total principal amount of $2,400,000 (the “Ben-Yohanan 2021 Note”) to replace the Ben-Yohanan 2020 Note with a maturity date of February 2, 2024. The Note memorializes a $2,400,000 loan that Mr. Ben-Yohanan previously advanced to the Company and its subsidiaries to fund their operations. The Note bears simple interest at a rate of eight percent (8%) per annum, and the Company may prepay all or any portion of the principal amount and any accrued and unpaid interest of the Note at any time without penalty. The Note bears simple interest at a rate of eight percent (8%) per annum, and the Company may prepay all or any portion of the principal amount and any accrued and unpaid interest of the Note at any time without penalty.

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

For the six months ended June 30, 2022 and 2021, the Company paid $105,822 and $137,500 to the Amir 2021 Note, respectively.

Effective March 4, 2021, the Company entered into three (3) separate director agreements with Amir Ben-Yohanan, Christopher Young, and Simon Yu. The Director Agreements set out terms and conditions of each of Mr. Ben-Yohanan’s, Mr. Young’s, and Mr. Yu’s role as a director of the Company. Mr. Young and Yu resigned from their officer and director positions with the Company on October 8, 2021.

Pursuant to the Director Agreements, the Company agreed to compensate each of the Directors as follows:

●	An issuance of 31,821 shares of the Company’s common stock, par value par value $0.000001 (“Common Stock”), to be issued on the Effective Date, as compensation for services provided by each of the Directors to the Company prior to the Effective Date; and
●	An issuance of a number of shares of Common Stock having a fair market value (as defined in each of the Director Agreements) of $25,000 at the end of each calendar quarter that the Director serves as a director.

As of June 30, 2022 and December 31, 2021, the Company has a payable balance owed to the sellers of Magiclytics of $97,761 and $97,761   from the acquisition of Magiclytics on February 3, 2021.

On October 7, 2021, the Board of Directors of the Company appointed Dmitry Kaplun as the Company’s Chief Financial Officer. Pursuant to the terms of the Employment Agreement, the Board entered into a restricted stock award agreement (the “Restricted Stock Agreement”) dated October 7, 2021. Pursuant to the terms of the Restricted Stock Agreement, the Board granted Mr. Kaplun 58,824 shares of restricted common stock on October 7, 2021. 25% of the shares vest on each of the three-month, six-month, nine-month and 12-month anniversaries of the grant date. Mr. Kaplun ceased to be an executive officer on May 27, 2022. See “—Kaplun Resignation” below.

On October 8, 2021, each of Christian Young, President, Secretary and Director of the Company, and Simon Yu, Chief Operating Officer and Director of the Company, resigned from all officer and director positions with the Company, effective immediately. Each of Mr. Young and Yu will continue to provide consulting services to the Company. The Company terminated their consulting agreements in the quarter ended December 31, 2021.

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

On April 1, 2022, Clubhouse Media Group, Inc. (the “Company”) entered into an employment agreement with Amir Ben-Yohanan, the Company’s Chief Executive Officer, effective April 11, 2022. The terms of the employment agreement are substantially similar to the terms of Mr. Ben-Yohanan’s prior employment agreement with the Company. Accordingly, pursuant to the terms of the employment agreement, Mr. Ben-Yohanan will continue to serve as Chief Executive Officer of the Company, reporting to the Board of Directors (the “Board”). As compensation for Mr. Ben-Yohanan’s services, the Company agreed to pay Mr. Mr. Ben-Yohanan an annual base salary of $400,000 (the “Base Salary”) comprised of two parts a “Cash Portion”, and an “Optional Portion”. The Cash Portion is a monthly cash payment of $15,000. The remaining $220,000 per year – the Optional Portion – is payable as follows:

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

On April 19, 2022, the board of directors (the “Board”) of Clubhouse Media Group, Inc. (the “Company”) and stockholders holding a majority of the Company’s voting power approved the Clubhouse Media Group, Inc. 2022 Equity Incentive Plan (the “2022 Plan”).

For the six months ended June 30, 2022 and 2021, the Company borrowed $79,000 and $0 from Amir. The maturity date of the note is July 1, 2024 and the Company has to pay $3,292 per month commencing August 1, 2022.

The balance of the note payable as of June 30, 2022 and December 31, 2021 were $79,000 and $0, respectively.

Kaplun Resignation

On May 27, 2022, Dmitry Kaplun resigned as the Company’s Chief Financial Officer, principal financial officer and principal accounting officer, effective immediately. Mr. Kaplun resigned for personal reasons and in order to pursue other opportunities, and agreed to continue to provide consulting services to the Company for at least 90 days.

Termination and Release Agreement

In connection with Mr. Kaplun’s resignation, the Company entered into a Termination and Release Agreement, dated as of May 27, 2022, by and between the Company and Mr. Kaplun (the “Termination Agreement”). Pursuant to the terms of the Termination Agreement, the parties to the Termination Agreement agreed to terminate the Executive Employment Agreement, dated as of October 7, 2021, by and between the Company and Mr. Kaplun.

NOTE 13 – STOCKHOLDERS’ EQUITY (DEFICIT)

On April 19, 2022, the Company filed Articles of Amendment to the Company’s Articles of Incorporation with the Nevada Secretary of State that had the effect of increasing the authorized shares of common stock from 500,000,000 to 2,000,000,000.

The Company filed a Certificate of Amendment to the Articles of Incorporation with the Secretary of State of the State of Nevada on June 13, 2022 for the purpose of amending the Articles of Incorporation of the Company to reduce the par value of the common stock of the Company from $0.001 per share to $0.000001 per share.

On June 23, 2022, the Company filed Articles of Amendment to the Company’s Articles of Incorporation with the Nevada Secretary of State that had the effect of increasing the authorized shares of common stock from 2,000,000,000 to 8,000,000,000. The Company’s Preferred Stock was unchanged by the Amendment.

One share of Series X Preferred Stock is outstanding as of June 30, 2022. The single share of Series X Preferred Stock outstanding is held by Amir Ben-Yohanan, the Company’s Chief Executive Officer, who also holds 56,847,213 shares of Common Stock as of June 23, 2022. In the aggregate, Mr. Ben-Yohanan holds 61.68% of the voting power of the Company as of June 23, 2022.

Preferred Stock

As of June 30, 2022 and December 31, 2021, there was 1 preferred share issued and outstanding.

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

Common Stock

As of June 30, 2022 and December 31, 2021, the Company had 8,000,000,000 shares of common stock authorized with a par value of $0.000001 per share. There were 338,333,081 and 97,785,111 shares issued and outstanding as of June 30, 2022 and December 31, 2021, respectively.

For the three months ended June 30, 2022, the Company issued 39,900,000 shares with net proceeds of $137,198 in connection with the ELOC.

For the three months ended June 30, 2022, the Company issued 2,820,000 shares for cash of $71,000.

For the three months ended June 30, 2022, the Company issued 7,950,620 shares to consultants and directors at fair value of $71,798.

For the three months ended June 30, 2022, the Company issued 166,107,730 shares to settle a conversion of $1,238,913 of convertible promissory note principal and accrued interest.

For the three months ended June 30, 2022, the Company issued 1,155,000 shares as debt issuance costs for convertible notes payable at fair value of $11,273.

For the three months ended March 31, 2022, the Company issued 8,351,960 shares with net proceeds of $364,903 in connection with the ELOC. The Company incurred $56,025 deposit and trading fees from the ELOC.

For the three months ended March 31, 2022, the Company issued 3,385,550 shares to consultants and directors at fair value of $94,531.

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

F  or the three months ended March 31, 2021, the Company issued 24,460 shares to settle an accounts payable balance of $148,510.

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

For the three months ended June 30, 2021, the Company issued warrants at fair value of $15,797 to an non-employee as compensation.

Warrants

A summary of the Company’s stock warrants activity is as follows:

	Number of Options (in thousands)	Weighted- Average Exercise Price	Weighted- Average Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding at December 31, 2021	165,077	$2.05	4.9	-
Granted	-	-	-	-
Exercised	-	-	-	-
Canceled	-	-	-	-
Outstanding at June 30, 2022	165,077	$2.05	4.3	$-
Vested and expected to vest at December 31, 2021	165,077	$2.05	4.3	$-
Exercisable at June 30, 2022	165,077	$2.05	4.3	$-

No stock options were granted by the Company during the six months ended June 30, 2022.

The fair values of warrants granted in 2021 were estimated using the Black-Scholes option pricing model on the grant date using the following assumptions:

Dividend yield	—%
Expected term (in years)	5
Volatility	368 - 369%

Equity Purchase Agreement and Registration Rights Agreement

On November 2, 2021, the Company entered into an Equity Purchase Agreement (the “Agreement”) and Registration Rights Agreement (the “Registration Rights Agreement”) with Peak One Opportunity Fund, L.P., a Delaware limited Partnership (“Investor”), dated as of October 29, 2021, pursuant to which the Company shall have the right, but not the obligation, to direct Investor, to purchase up to $15,000,000.00 (the “Maximum Commitment Amount”) in shares of the Company’s common stock, par value $0.000001   per share (“Common Stock”) in multiple tranches. Further, under the Agreement and subject to the Maximum Commitment Amount, the Company has the right, but not the obligation, to submit a Put Notice (as defined in the Agreement) from time to time to Investor (i) in a minimum amount not less than $20,000.00 and (ii) in a maximum amount up to the lesser of (a) $400,000.00 or (b) 250% of the Average Daily Trading Value (as defined in the Agreement).

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

2022 Equity Incentive Plan

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

Plan Administration

The Board or one or more committees appointed by the Board will administer the 2022 Plan. In addition, if the Company determines it is desirable to qualify transactions under the 2022 Plan as exempt under Rule 16b-3 of the Securities Exchange Act of 1934, as amended, such transactions will be structured with the intent that they satisfy the requirements for exemption under Rule 16b-3. Subject to the provisions of the 2022 Plan, the administrator has the power to administer the 2022 Plan and make all determinations deemed necessary or advisable for administering the 2022 Plan, including the power to determine the fair market value of the Company’s common stock, select the service providers to whom awards may be granted, determine the number of shares covered by each award, approve forms of award agreements for use under the 2022 Plan, determine the terms and conditions of awards (including the exercise price, the time or times at which the awards may be exercised, any vesting acceleration or waiver or forfeiture restrictions and any restriction or limitation regarding any award or the shares relating thereto), construe and interpret the terms of the 2022 Plan and awards granted under it, prescribe, amend and rescind rules relating to the 2022 Plan, including creating sub-plans and modify or amend each award, including the discretionary authority to extend the post-termination exercisability period of awards (provided that no option or stock appreciation right will be extended past its original maximum term), and to allow a participant to defer the receipt of payment of cash or the delivery of shares that would otherwise be due to such participant under an award. The administrator also has the authority to allow participants the opportunity to transfer outstanding awards to a financial institution or other person or entity selected by the administrator and to institute an exchange program by which outstanding awards may be surrendered or cancelled in exchange for awards of the same type which may have a higher or lower exercise price or different terms, awards of a different type or cash, or by which the exercise price of an outstanding award is increased or reduced. The administrator’s decisions, interpretations and other actions are final and binding on all participants.

Eligibility

Awards under the 2022 Plan, other than incentive stock options, may be granted to employees (including officers) of the Company or a subsidiary, members of the Company’s Board, or consultants engaged to render bona fide services to the Company or a subsidiary. Incentive stock options may be granted only to employees of the Company or a subsidiary.

Stock Options

Stock options may be granted under the 2022 Plan. The exercise price of options granted under the 2022 Plan generally must at least be equal to the fair market value of the Company’s common stock on the date of grant. The term of each option will be as stated in the applicable award agreement; provided, however, that the term may be no more than 10 years from the date of grant. The administrator will determine the methods of payment of the exercise price of an option, which may include cash, shares or other property acceptable to the administrator, as well as other types of consideration permitted by applicable law. After the termination of service of an employee, director or consultant, they may exercise their option for the period of time stated in their option agreement. In the absence of a specified time in an award agreement, if termination is due to death or disability, the option will remain exercisable for 12 months. In all other cases, in the absence of a specified time in an award agreement, the option will remain exercisable for three months following the termination of service. An option may not be exercised later than the expiration of its term. Subject to the provisions of the 2022 Plan, the administrator determines the other terms of options.

Notwithstanding any other provision of the 2022 Plan to the contrary, the aggregate grant date fair value of all awards granted, under the 2022 Plan, to any director who is not an employee, during any fiscal year of the Company, taken together with any cash compensation paid to such director during such fiscal year, shall not exceed $300,000.

Stock Appreciation Rights

Stock appreciation rights may be granted under the 2022 Plan. Stock appreciation rights allow the recipient to receive the appreciation in the fair market value of the Company’s common stock between the exercise date and the date of grant. Stock appreciation rights may not have a term exceeding 10 years. After the termination of service of an employee, director or consultant, they may exercise their stock appreciation right for the period of time stated in their stock appreciation right agreement. In the absence of a specified time in an award agreement, if termination is due to death or disability, the stock appreciation rights will remain exercisable for 12 months. In all other cases, in the absence of a specified time in an award agreement, the stock appreciation rights will remain exercisable for three months following the termination of service. However, in no event may a stock appreciation right be exercised later than the expiration of its term. Subject to the provisions of the 2022 Plan, the administrator determines the other terms of stock appreciation rights, including when such rights become exercisable and whether to pay any increased appreciation in cash or with shares of the Company’s common stock, or a combination thereof, except that the per share exercise price for the shares to be issued pursuant to the exercise of a stock appreciation right will be no less than 100% of the fair market value per share on the date of grant.

Restricted Stock

Restricted stock may be granted under the 2022 Plan. Restricted stock awards are grants of shares of the Company’s common stock that vest in accordance with terms and conditions established by the administrator. The administrator will determine the number of shares of restricted stock granted to any employee, director or consultant and, subject to the provisions of the 2022 Plan, will determine the terms and conditions of such awards. The administrator may impose whatever conditions to vesting it determines to be appropriate (for example, the administrator may set restrictions based on the achievement of specific performance goals or continued service to the Company); provided, however, that the administrator, in its sole discretion, may accelerate the time at which any restrictions will lapse or be removed. Recipients of restricted stock awards generally will have voting and dividend rights with respect to such shares upon grant without regard to vesting, unless the administrator provides otherwise. Shares of restricted stock that do not vest are subject to the Company’s right of repurchase or forfeiture.

Restricted Stock Units

RSUs may be granted under the 2022 Plan. RSUs are bookkeeping entries representing an amount equal to the fair market value of one share of the Company’s common stock. Subject to the provisions of the 2022 Plan, the administrator determines the terms and conditions of RSUs, including the vesting criteria and the form and timing of payment. The administrator may set vesting criteria based upon the achievement of Company-wide, divisional, business unit or individual goals (including continued employment or service), applicable federal or state securities laws or any other basis determined by the administrator in its discretion. The administrator, in its sole discretion, may pay earned RSUs in the form of cash, in shares of the Company’s common stock or in some combination thereof. Notwithstanding the foregoing, the administrator, in its sole discretion, may accelerate the time at which any vesting requirements will be deemed satisfied.

Performance Units and Performance Shares

Performance units and performance shares may be granted under the 2022 Plan. Performance units and performance shares are awards that will result in a payment to a participant only if performance goals established by the administrator are achieved or the awards otherwise vest. The administrator will establish performance objectives or other vesting criteria in its discretion, which, depending on the extent to which they are met, will determine the number or the value of performance units and performance shares to be paid out to participants. The administrator may set performance objectives based on the achievement of Company-wide, divisional, business unit or individual goals (including continued employment or service), applicable federal or state securities laws or any other basis determined by the administrator in its discretion. After the grant of a performance unit or performance share, the administrator, in its sole discretion, may reduce or waive any performance criteria or other vesting provisions for such performance units or performance shares. Performance units shall have an initial dollar value established by the administrator on or prior to the grant date. Performance shares shall have an initial value equal to the fair market value of the Company’s common stock on the grant date. The administrator, in its sole discretion, may pay earned performance units or performance shares in the form of cash, in shares or in some combination thereof.

Non-Employee Directors

The 2022 Plan provides that all non-employee directors will be eligible to receive all types of awards (except for incentive stock options) under the 2022 Plan. The 2022 Plan includes a maximum limit of $300,000 of equity awards that may be granted to a non-employee director in any fiscal year. Any equity awards granted to a person for their services as an employee, or for their services as a consultant (other than as a non-employee director), will not count for purposes of the limitation. The maximum limit does not reflect the intended size of any potential compensation or equity awards to the Company’s non-employee directors.

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

NOTE 15 – SUBSEQUENT EVENTS

The Company has evaluated events subsequent to June 30, 2022, to assess the need for potential recognition or disclosure in the consolidated financial statements. Such events were evaluated through August 15, 2022, the date and time the unaudited consolidated financial statements were issued, and it was determined that no subsequent events, except as follows, occurred that required recognition or disclosure in the unaudited consolidated financial statements.

On July 11, 2022, the Company entered into a securities purchase agreement, dated as of July 8, 2022, with 1800 Diagonal Lending LLC (“Diagonal Lending”), pursuant to which the Company issued, on July 11, 2022, a convertible promissory note to Diagonal Lending in the aggregate principal amount of $61,812.50 for a purchase price of $56,437.50, reflecting a $5,375.00 original issue discount.

The Note has a maturity date of July 8, 2023 (the “Maturity Date”) and bears interest at 10% per annum. No payments of the principal amount or interest are due prior to the Maturity Date, other than as specifically set forth in the Note. The Company may not prepay the Note prior to the Maturity Date, other than by way of a conversion initiated by Diagonal Lending.

The Note provides Diagonal Lending with conversion rights to convert all or any part of the outstanding and unpaid principal amount of the Note at any time, from time to time, and at any time during the period beginning on the date which is 180 days following the date of the Note and ending on the later of: (i) the Maturity Date; and (ii) the date of payment of the Default Amount (as defined in the Note). Notwithstanding the foregoing, Diagonal Lending shall not be entitled to a conversion under the Note upon which the sum of (1) the number of shares of the Company’s common stock beneficially owned by Diagonal Lending and its affiliates (other than shares of common stock which may be deemed beneficially owned through the ownership of the unconverted portion of the Note or the unexercised or unconverted portion of any other security of the Company subject to a similar limitation on conversion or exercise) and (2) the number of shares of common stock issuable upon the conversion would result in beneficial ownership by Diagonal Lending and its affiliates of more than 4.99% of the outstanding shares of common stock.

The conversion price (“Conversion Price”) is equal to the lesser of the Variable Conversion Price (as defined in the Note) and Fixed Conversion Price (as defined in the Note), which is $1.00. The “Variable Conversion Price” is defined in the Note as 75% multiplied by the lowest VWAP for shares of Common Stock during the 20 trading days immediately preceding the Conversion Date (as defined in the Note).

2023 Equity Incentive Plan

On July 11, 2022, the Board and stockholders holding a majority of the voting power of the Company approved and adopted the Clubhouse Media Group, Inc. 2023 Equity Incentive Plan (the “2023 Plan”).

A total of 75,000,000 shares of the Company’s common stock are authorized for issuance pursuant to the 2023 Plan.

Additionally, if any award issued pursuant to the 2023 Plan expires or becomes unexercisable without having been exercised in full, is surrendered pursuant to an exchange program, as provided in the 2023 Plan, or, with respect to restricted stock, restricted stock units (“RSUs”), performance units or performance shares, is forfeited to or repurchased by the Company due to the failure to vest, the unpurchased shares (or for awards other than stock options or stock appreciation rights the forfeited or repurchased shares) which were subject thereto will become available for future grant or sale under the 2023 Plan (unless the 2023 Plan has terminated). With respect to stock appreciation rights, only shares actually issued pursuant to a stock appreciation right will cease to be available under the 2023 Plan; all remaining shares under stock appreciation rights will remain available for future grant or sale under the 2023 Plan (unless the 2023 Plan has terminated). Shares that have actually been issued under the 2023 Plan under any award will not be returned to the 2023 Plan and will not become available for future distribution under the 2023 Plan; provided, however, that if shares issued pursuant to awards of restricted stock, restricted stock units, performance shares or performance units are repurchased by the Company or are forfeited to the Company due to the failure to vest, such shares will become available for future grant under the 2023 Plan. Shares used to pay the exercise price of an award or to satisfy the tax withholdings related to an award will become available for future grant or sale under the 2023 Plan. To the extent an award under the 2023 Plan is paid out in cash rather than shares, such cash payment will not result in reducing the number of shares available for issuance under the 2023 Plan.

Notwithstanding the foregoing and, subject to adjustment as provided in the 2023 Plan, the maximum number of shares that may be issued upon the exercise of incentive stock options will equal the aggregate share number stated above, plus, to the extent allowable under Section 422 of the Internal Revenue Code of 1986, as amended, and regulations promulgated thereunder, any shares that become available for issuance under the 2023 Plan in accordance with the foregoing.

Reiman Joint Venture & Employment Agreement

On July 31, 2022 (the “Effective Date”), the Company entered into a joint venture deal memo (the “Agreement”) with Alden Henri Reiman, pursuant to which the parties agreed to enter into a more permanent joint venture arrangement, involving the creation of a Nevada limited liability company, The Reiman Agency LLC (the “Agency”), of which the Company shall own 51% of the membership units, and Mr. Reiman shall own 49% of the membership units. The parties’ respective membership interests will be non-transferrable, and the Agency will not issue additional membership interests, unless the parties mutually consent in each instance.

Mr. Reiman will oversee the day-to-day operations of the Agency, but will consult with the Company on a regular basis and regularly update the Company on the status of deals and the operations of the business. All material business and financial decisions will be subject to the Company’s final approval.

In the event that Mr. Reiman determines that office space is required to properly carry on the business of the Agency, Mr. Reiman shall have the authority to lease a reasonable office space on behalf of the Agency, subject to the Company’s prior review and approval. The Company has agreed and approved an office leasing budget of up to $200,000 annually.

On the Effective Date, the parties closed the Agreement by executing an Operating Agreement for the Agency, dated the Effective Date, which encapsulates the essential terms and conditions contained in the Agreement.

Mr. Reiman was appointed as President of the Agency. In connection therewith, on the Effective Date, the Company and the Agency, a majority owned subsidiary of the Company, entered into a written Executive Employment Agreement (the “Employment Agreement”) with Mr. Reiman for a term of two years following the Effective Date (the “Initial Term”). The Initial Term and any renewal term shall automatically be extended for up to two more additional terms of two years, for an aggregate of up to six years.

The Employment Agreement provides Mr. Reiman with an monthly base salary of $37,500 per month; provided however, that if within the three month period following execution of the Employment Agreement the Agency is profitable, the base salary will increase to $42,500 per month.

Mr. Reiman is also entitled to:

(i) A one-time signing bonus of $125,000, as well as an additional $125,000, which shall be paid in equal monthly installments over the first three months, subject to a reasonable claw back in the event of a termination for cause; and

(ii) 25,000,000 shares of unregistered Company common stock.

Additionally, on the last day of each month of the term, Mr. Reiman shall be entitled to an amount of shares equal to 7.5% of the net receipts for the applicable month (“Additional Shares”), divided by the 20-day VWAP of such shares from the last day of the applicable month. All Additional Shares issued to Mr. Reiman pursuant to the Employment Agreement shall be issued to Mr. Reiman within seven business days of the date such shares vest.

Mr. Reiman shall also be entitled to 25% of the net receipts, generated by the Agency during each month.

Subsequent Issuance:

In July 2022, the Company issued 342,288,233 shares to settle a conversion of $786,432 convertible promissory note principal and accrued interest.

In July 2022, the Company issued 4,437,873 shares to a directors for his second quarter services.

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

In September 2021 the Company launched its own subscription-based site HoneyDrip.com, which provides a digital space for creators to share unique content with their subscribers. The Company has terminated all leases since December 31, 2021 and focuses on brand deals, Honeydrip platform, and Magiclytics software.

Recent Developments

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
b.	will not be paid in cash and instead, the Company will issue shares of Company Common Stock equal to (A) the Deferred Portion, divided by (B) the VWAP (as defined in the employment agreement) as of the date of issuance of such shares of Company Common Stock.

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

ONE44 Securities Purchase Agreement and Convertible Note

On May 20, 2022, the Company entered into a Securities Purchase Agreement (the “May 2022 ONE44 SPA”) by and between the Company and ONE44 Capital LLC (“ONE44”). Pursuant to the terms of the May 2022 ONE44 SPA, the Company agreed to issue and sell, and ONE44 agreed to purchase (the “Purchase”), a convertible promissory note in the aggregate principal amount of $115,000 (the “May 2022 ONE44 Note”). The May 2022 ONE44 Note has an original issue discount of $10,000. In addition, the Company agreed to pay $5,000 in legal fees in connection with execution of the May 2022 ONE44 SPA and issuance of the May 2022 ONE44 Note. Accordingly, the Company received gross proceeds of $100,000. Pursuant to the terms of the May 2022 ONE44 SPA, the Company also agreed to issue 1,155,000 shares of restricted common stock to ONE44 as additional consideration for the purchase of the May 2022 ONE44 Note.

The May 2022 ONE44 Note bears interest at a rate of 4% per annum and matures on May 20, 2023. The May 2022 ONE44 Note may be prepaid with the following penalties/premiums:

Prepay Date	Prepay Amount
≤ 60 days	120% of principal plus accrued interest
61-120 days	130% of principal plus accrued interest
121-150 days	140% of principal plus accrued interest
151-180 days	150% of principal plus accrued interest

The May 2022 ONE44 Note may not be prepaid after the 180th day.

ONE44 is entitled, at its option, at any time after the sixth monthly anniversary of cash payment, to convert all or any amount then outstanding under the May 2022 ONE44 Note into shares of common stock at a price per share equal to 55% of the lowest daily trading VWAP of the Company’s common stock for the 20 prior trading days, subject to a 4.99% equity blocker and subject to the terms of the May 2022 ONE44 Note.

If an Event of Default (as defined in the May 2022 ONE44 Note) occurs, unless cured within five days or waived, ONE44 may consider the May 2022 ONE44 Note immediately due and payable and interest will accrue at a rate of 24% per annum, in addition to certain other remedies.

Hoey Appointment as Chief Financial Officer

On May 27, 2022, the Company’s Board of Directors appointed Scott Hoey as the Company’s Chief Financial Officer, effective immediately. The Company agreed to pay Mr. Hoey an annual base salary of $109,200.

Kaplun Resignation & Termination and Release Agreement

On May 27, 2022, Dmitry Kaplun resigned as the Company’s Chief Financial Officer, principal financial officer and principal accounting officer, effective immediately. In connection with Mr. Kaplun’s resignation, the Company entered into a Termination and Release Agreement, dated as of May 27, 2022, by and between the Company and Mr. Kaplun (the “Termination Agreement”). Pursuant to the terms of the Termination Agreement, the parties to the Termination Agreement agreed to terminate the Executive Employment Agreement, dated as of October 7, 2021, by and between the Company and Mr. Kaplun.

Kaplun Redemption Agreement

Also in connection with Mr. Kaplun’s resignation, the Company entered into a Redemption Agreement, dated as of May 27, 2022, by and between the Company and Mr. Kaplun (the “Redemption Agreement”). Pursuant to the terms of the Redemption Agreement, the Company agreed to purchase from Mr. Kaplun 29,412 shares of the Company’s common stock owned by Mr. Kaplun in exchange for $1.00.

Reduction in Par Value

On June 13, 2022, the Company filed a Certificate of Amendment to the Articles of Incorporation (the “Certificate of Amendment”) with the Secretary of State of the State of Nevada that had the effect of reducing the par value of the Company’s common stock from $0.001 per share to $0.000001 per share. On June 10, 2022, the Certificate of Amendment was approved by the Company’s Board of Directors and by shareholders of the Company representing 65.48% of the common stock voting power, as well as the single Series X Preferred Stock.

June 2022 Diagonal Lending Securities Purchase Agreement and Convertible Promissory Note

On June 23, 2022, the Company entered into a securities purchase agreement (the “Securities Purchase Agreement”) with 1800 Diagonal Lending LLC f/k/a Sixth Street Lending, LLC (“Diagonal Lending”) pursuant to which, on the same date, the Company issued a convertible promissory note to Diagonal Lending in the aggregate principal amount of $86,625 for a purchase price of $78,750 (the “Purchase Price”), reflecting a $7,875 original issue discount (the “Note”). The Purchase Price is comprised of (1) $75,000 paid to the Company; (2) $3,000 paid to legal counsel for the Company; and (3) $750 which amount was retained by Diagonal Lending as a due diligence fee.

The Note has a maturity date of June 23, 2023 (the “Maturity Date”) and bears interest at 10% per annum. No payments of the principal amount or interest are due prior to the Maturity Date, other than as specifically set forth in the Note. The Company may not prepay the Note prior to the Maturity Date, other than by way of a conversion initiated by Investor.

The Note provides Diagonal Lending with conversion rights to convert all or any part of the outstanding and unpaid principal amount of the Note at any time, from time to time, and at any time during the period beginning on the date which is 180 days following the date of the Note and ending on the later of: (i) the Maturity Date; and (ii) the date of payment of the Default Amount (as defined in the Note). Notwithstanding the foregoing, Diagonal Lending shall not be entitled to a conversion under the Note upon which the sum of (1) the number of shares of common stock beneficially owned by Diagonal Lending and its affiliates (other than shares of common stock which may be deemed beneficially owned through the ownership of the unconverted portion of the Note or the unexercised or unconverted portion of any other security of the Company subject to a similar limitation on conversion or exercise) and (2) the number of shares of common stock issuable upon the conversion would result in beneficial ownership by Diagonal Lending and its affiliates of more than 4.99% of the outstanding shares of common stock.

The conversion price (“Conversion Price”) is equal to the lesser of the Variable Conversion Price (as defined in the Note) and Fixed Conversion Price (as defined in the Note), which is $1.00. The “Variable Conversion Price” is defined in the Note as 75% multiplied by the lowest VWAP for shares of Common Stock during the 20 trading days immediately preceding the Conversion Date (as defined in the Note).

If an Event of Default (as defined in the Note) has occurred and continues uncured, the Note shall become immediately due and payable. If an Event of Default occurs because the Company fails to issue shares of common stock to Diagonal Lending within three business days of receiving a notice of conversion from Diagonal Lending, the Company shall pay an amount equal to the Default Amount (defined below) multiplied by two in full satisfaction of the Company’s obligations under the Note. If an Event of Default occurs for any other reason that continues uncured (or in the case of an appointment of a receiver, bankruptcy, liquidation, or a similar default that may not be cured), the Company shall pay an amount equal to 150% of the Default Amount (defined below) in full satisfaction of the Company’s obligations under the Note.

The “Default Amount” is equal to the sum of (a) accrued and unpaid interest on the principal amount of the Note to the date of payment plus (b) default interest, which is calculated based on a rate of 22% per year (inclusive of the 10% interest per year that would be due absent an event of default), plus (c) certain other amounts that may be owed under the Note.

Increase of Authorized Shares of Common Stock

On June 23, 2022, the Company filed Articles of Amendment (the “Amendment”) to the Company’s Articles with the Nevada Secretary of State that had the effect of increasing the authorized shares of common stock from 2,000,000,000 to 8,000,000,000. The Company’s Preferred Stock was unchanged by the Amendment.

One share of Series X Preferred Stock is outstanding as of June 23, 2022. The single share of Series X Preferred Stock outstanding is held by Amir Ben-Yohanan, the Company’s Chief Executive Officer, who also held 56,847,213 shares of common stock as of June 23, 2022. In the aggregate, Mr. Ben-Yohanan held 61.68% of the voting power of the Company as of June 23, 2022. On June 23, 2022, the Amendment was adopted by a unanimous consent of the Company’s Board of Directors and duly approved by the written consent of Mr. Ben-Yohanan, as required by the NRS and the Articles.

GS Capital Exchange Agreement

On June 29, 2022, the Company entered into an Exchange Agreement (the “Exchange Note”) with GS Capital Partners, LLC (“GS Capital”). The Exchange Note amended and restated in its entirety the previous Note Purchase Agreement between the same parties, which was executed on February 19, 2021.

The Exchange Note replaces the Note Purchase Agreement in its entirety, which was a promissory note carrying an outstanding amount of $577,778. The Exchange Note is thus a new note in the amount of $635,563.48, with a conversion price equal to 85% of the closing per share trading price of the Company’s common stock on the last trading day prior to the delivery of the notice of conversion, as reported on the National Quotations Bureau OTC Market exchange which the Company’s shares are traded.

In consideration of the Exchange Note, GS Capital agreed to convert a convertible promissory, dated November 26, 2021, in the aggregate principal amount of $300,445 (the “Converted Note”), at the conversion price of $1.00.

Amendment No. 2 to Convertible Promissory Note

As previously disclosed, on January 28, 2022, the Company entered into Amendment No. 1 to Convertible Promissory Note, dated as of January 25, 2022 (the “Note Amendment 1”) with Tiger Trout Capital Puerto Rico, LLC (“Tiger Trout”), which amended a convertible promissory note in the aggregate principal amount of $1,540,000 for a purchase price of $1,100,000, reflecting a $440,000 original issue discount (the “Tiger Trout Note”).

On June 29, 2022, the parties to the Note Amendment 1 and Tiger Trout Note entered into Amendment No. 2 to Convertible Promissory Note, dated as of June 29, 2022 (the “Note Amendment 2”). Pursuant to the terms of the Note Amendment 2:

(i)	the principal amount of the Tiger Trout Note was amended to be $1,250,000; and
(ii)	Section 3(c) of the Tiger Trout Note was amended and restated in its entirety to provide a conversion price equal to 85% of the closing per share trading price of the Company’s Common Stock on the last trading day prior to the delivery of the notice of conversion, as reported on the National Quotations Bureau OTC Market exchange which the Company’s shares are traded.

Amendment No. 3 to Convertible Promissory Note

On June 30, 2022, the parties to the Note Amendment 2, Note Amendment 1 and Tiger Trout Note entered into Amendment No. 3 to Convertible Promissory Note, dated as of June 30, 2022 (the “Note Amendment 3”). Pursuant to the terms of the Note Amendment 3, the Tiger Trout Note was amended as follows:

(i)	the principal amount of the Tiger Trout Note was amended to be $1,115,000; and
(ii)	Notwithstanding anything to the contrary in the Tiger Trout Note, the parties acknowledge and agree that Tiger Trout may elect to convert the Tiger Trout Note into “Conversion Shares” at any time at the election of Tiger Trout, subject to the other limitations and requirements of the Tiger Trout Note, and the “Conversion Period” (as defined in the Tiger Trout Note) is amended to be the period from June 30, 2022 to the date of full repayment of all Indebtedness (as defined in the Tiger Trout Note).

July 2022 Diagonal Lending Securities Purchase Agreement and Convertible Note

On July 11, 2022, the Company entered into a securities purchase agreement (the “Securities Purchase Agreement”), dated as of July 8, 2022, with Diagonal Lending pursuant to which the Company issued, on July 11, 2022, a convertible promissory note to Diagonal Lending in the aggregate principal amount of $61,812.50 for a purchase price of $56,437.50 (the “Purchase Price”), reflecting a $5,375.00 original issue discount (the “Note”).

The Note has a maturity date of July 8, 2023 (the “Maturity Date”) and bears interest at 10% per annum. No payments of the principal amount or interest are due prior to the Maturity Date, other than as specifically set forth in the Note. The Company may not prepay the Note prior to the Maturity Date, other than by way of a conversion initiated by Diagonal Lending.

The Note provides Diagonal Lending with conversion rights to convert all or any part of the outstanding and unpaid principal amount of the Note at any time, from time to time, and at any time during the period beginning on the date which is 180 days following the date of the Note and ending on the later of: (i) the Maturity Date; and (ii) the date of payment of the Default Amount (as defined in the Note). Notwithstanding the foregoing, Diagonal Lending shall not be entitled to a conversion under the Note upon which the sum of (1) the number of shares of the Company’s common stock beneficially owned by Diagonal Lending and its affiliates (other than shares of common stock which may be deemed beneficially owned through the ownership of the unconverted portion of the Note or the unexercised or unconverted portion of any other security of the Company subject to a similar limitation on conversion or exercise) and (2) the number of shares of common stock issuable upon the conversion would result in beneficial ownership by Diagonal Lending and its affiliates of more than 4.99% of the outstanding shares of common stock.

The conversion price (“Conversion Price”) is equal to the lesser of the Variable Conversion Price (as defined in the Note) and Fixed Conversion Price (as defined in the Note), which is $1.00. The “Variable Conversion Price” is defined in the Note as 75% multiplied by the lowest VWAP for shares of Common Stock during the 20 trading days immediately preceding the Conversion Date (as defined in the Note).

If an Event of Default (as defined in the Note) has occurred and continues uncured, the Note shall become immediately due and payable. If an Event of Default occurs because the Company fails to issue shares of Common Stock to Diagonal Lending within three business days of receiving a notice of conversion from Diagonal Lending, the Company shall pay an amount equal to the Default Amount (defined below) multiplied by two (2) in full satisfaction of the Company’s obligations under the Note. If an Event of Default occurs for any other reason that continues uncured (or in the case of an appointment of a receiver, bankruptcy, liquidation, or a similar default that may not be cured), the Company shall pay an amount equal to 150% of the Default Amount (defined below) in full satisfaction of the Company’s obligations under the Note.

The “Default Amount” is equal to the sum of (a) accrued and unpaid interest on the principal amount of the Note to the date of payment plus (b) default interest, which is calculated based on a rate of 22% per year (inclusive of the 10% interest per year that would be due absent an event of default), plus (c) certain other amounts that may be owed under the Note.

Ben-Yohanan Note

On July 12, 2022, the Company issued to Amir Ben-Yohanan, the Company’s Chief Executive Officer, a member of the Company’s Board of Directors and a significant stockholder, a promissory note in the principal amount of $79,000 (the “Ben-Yohanan Note”). The Ben-Yohanan Note bears interest at a rate of 10% per annum. Commencing on August 1, 2022 and on the first day of each month thereafter for the next succeeding 23 months, the Company will pay to Mr. Ben-Yohanan $3,291.67, plus all accrued and unpaid interest to date. The Ben-Yohanan Note matures on July 1, 2024. The Company may prepay all or any portion of the principal amount and any accrued and unpaid interest of the Ben-Yohanan Note at any time without penalty.

2023 Equity Incentive Plan

On July 11, 2022, the Board and stockholders holding a majority of the voting power of the Company approved and adopted the Clubhouse Media Group, Inc. 2023 Equity Incentive Plan (the “2023 Plan”).

A total of 75,000,000 shares of the Company’s common stock are authorized for issuance pursuant to the 2023 Plan.

Additionally, if any award issued pursuant to the 2023 Plan expires or becomes unexercisable without having been exercised in full, is surrendered pursuant to an exchange program, as provided in the 2023 Plan, or, with respect to restricted stock, restricted stock units (“RSUs”), performance units or performance shares, is forfeited to or repurchased by the Company due to the failure to vest, the unpurchased shares (or for awards other than stock options or stock appreciation rights the forfeited or repurchased shares) which were subject thereto will become available for future grant or sale under the 2023 Plan (unless the 2023 Plan has terminated). With respect to stock appreciation rights, only shares actually issued pursuant to a stock appreciation right will cease to be available under the 2023 Plan; all remaining shares under stock appreciation rights will remain available for future grant or sale under the 2023 Plan (unless the 2023 Plan has terminated). Shares that have actually been issued under the 2023 Plan under any award will not be returned to the 2023 Plan and will not become available for future distribution under the 2023 Plan; provided, however, that if shares issued pursuant to awards of restricted stock, restricted stock units, performance shares or performance units are repurchased by the Company or are forfeited to the Company due to the failure to vest, such shares will become available for future grant under the 2023 Plan. Shares used to pay the exercise price of an award or to satisfy the tax withholdings related to an award will become available for future grant or sale under the 2023 Plan. To the extent an award under the 2023 Plan is paid out in cash rather than shares, such cash payment will not result in reducing the number of shares available for issuance under the 2023 Plan.

Notwithstanding the foregoing and, subject to adjustment as provided in the 2023 Plan, the maximum number of shares that may be issued upon the exercise of incentive stock options will equal the aggregate share number stated above, plus, to the extent allowable under Section 422 of the Internal Revenue Code of 1986, as amended, and regulations promulgated thereunder, any shares that become available for issuance under the 2023 Plan in accordance with the foregoing.

Reiman Joint Venture & Employment Agreement

On July 31, 2022 (the “Effective Date”), the Company entered into a joint venture deal memo (the “Agreement”) with Alden Henri Reiman, pursuant to which the parties agreed to enter into a more permanent joint venture arrangement, involving the creation of a Nevada limited liability company, The Reiman Agency LLC (the “Agency”), of which the Company shall own 51% of the membership units, and Mr. Reiman shall own 49% of the membership units. The parties’ respective membership interests will be non-transferrable, and the Agency will not issue additional membership interests, unless the parties mutually consent in each instance.

Mr. Reiman will oversee the day-to-day operations of the Agency, but will consult with the Company on a regular basis and regularly update the Company on the status of deals and the operations of the business. All material business and financial decisions will be subject to the Company’s final approval.

In the event that Mr. Reiman determines that office space is required to properly carry on the business of the Agency, Mr. Reiman shall have the authority to lease a reasonable office space on behalf of the Agency, subject to the Company’s prior review and approval. The Company has agreed and approved an office leasing budget of up to $200,000 annually.

On the Effective Date, the parties closed the Agreement by executing an Operating Agreement for the Agency, dated the Effective Date, which encapsulates the essential terms and conditions contained in the Agreement.

Mr. Reiman was appointed as President of the Agency. In connection therewith, on the Effective Date, the Company and the Agency, a majority owned subsidiary of the Company, entered into a written Executive Employment Agreement (the “Employment Agreement”) with Mr. Reiman for a term of two years following the Effective Date (the “Initial Term”). The Initial Term and any renewal term shall automatically be extended for up to two more additional terms of two years, for an aggregate of up to six years.

The Employment Agreement provides Mr. Reiman with an monthly base salary of $37,500 per month; provided however, that if within the three month period following execution of the Employment Agreement the Agency is profitable, the base salary will increase to $42,500 per month.

Mr. Reiman is also entitled to:

(i) A one-time signing bonus of $125,000, as well as an additional $125,000, which shall be paid in equal monthly installments over the first three months, subject to a reasonable claw back in the event of a termination for cause; and

(ii) 25,000,000 shares of unregistered Company common stock.

Additionally, on the last day of each month of the term, Mr. Reiman shall be entitled to an amount of shares equal to 7.5% of the net receipts for the applicable month (“Additional Shares”), divided by the 20-day VWAP of such shares from the last day of the applicable month. All Additional Shares issued to Mr. Reiman pursuant to the Employment Agreement shall be issued to Mr. Reiman within seven business days of the date such shares vest.

Mr. Reiman shall also be entitled to 25% of the net receipts, generated by the Agency during each month.

Results of Operations

For the Three and Six Months Ended June 30, 2022 Compared to the Three and Six Months Ended June 30, 2021

Net Revenue

Net revenue was $1,900,932 for the three months ended June 30, 2022, compared to net revenue of $929,962 for the three months ended June 30, 2021. The increase was the result of Alden Reiman’s joining the Company as a consultant during the fourth quarter of 2021. This arrangement resulted in significant additional revenue for the three months ended June 30, 2022.

Net revenue was $2,714,409 for the six months ended June 30, 2022, compared to net revenue of $1,453,338 for the six months ended June 30, 2021. The increase was the result of Alden Reiman’s joining the Company as a consultant during the fourth quarter of 2021. This arrangement resulted in significant additional revenue for the six months ended June 30, 2022.

Cost of Goods Sold

Cost of goods sold was $1,353,360 for the three months ended June 30, 2022, compared to cost of goods sold of $865,103 for the three months ended June 30, 2021. The increase was due to the Company paid additional consultants or content creators as commissions for the three months ended June 30, 2022.

Cost of goods sold was $2,024,508 for the six months ended June 30, 2022, compared to cost of goods sold of $1,181,787 for the six months ended June 30, 2021. The increase was due to the Company paid additional consultants or content creators as commissions for the six months ended June 30, 2022.

Gross Profit

Gross profit was $547,572 for the three months ended June 30, 2022, compared to gross profit of $64,859 for the three months ended June 30, 2021. The gross profit percentage was 28.81% for the three months ended June 30, 2022, compared to 6.97% for the three months ended June 30, 2021. The increase is because the Company negotiated better deals from the revenue brought by Alden Reiman.

Gross profit was $689,901 for the six months ended June 30, 2022, compared to gross profit of $271,551 for the six months ended June 30, 2021. The gross profit percentage was 25.42% for the six months ended June 30, 2022, compared to 18.68% for the six months ended June 30, 2021. The increase is because the Company negotiated better deals from the revenue brought by Alden Reiman.

Operating Expenses

Operating expenses for the three months ended June 30, 2022 were $1,040,549, compared to $5,030,964 for the three months ended June 30, 2021. The variances were as follows: (i) a decrease in rent and utilities expense of $538,814; (ii) a decrease in professional and consultant fees of $1,505,086; (iii) a decrease in sales and marketing expenses of $308,841; (iv) a decrease of production expense of $34,500; (v) a decrease of payroll of $974,066; (vi) a decrease in other selling, general, and administrative expense of $629,108. The overall decrease in total operating expenses resulted from a decrease in the stock compensation to consultants, the termination of all leases by the end of 2021, and reduced advertising expenses.

Non-cash operating expenses for the three months ended June 30, 2022 were $302,423, including (i) depreciation and amortization of $8,514; and (ii) stock-based compensation of $293,910. Non-cash operating expenses for the three months ended June 30, 2021 were $1,785,985 from stock compensation expense of $1,785,845    and depreciation expense of $4,410. All these non-cash operating expenses were already included in the operating expenses in the paragraph disclosed above.

Operating expenses for the six months ended June 30, 2022 were $2,401,038, compared to $9,398,327 for the six months ended June 30, 2021. The variances were as follows: (i) a decrease in rent and utilities expense of $1,055,410; (ii) a decrease in professional and consultant fees of $4,046,637; (iii) a decrease in sales and marketing expenses of $502,497; (iv) a decrease of production expense of $66,670; (v) an increase of payroll of $568,477; and (vi) a decrease in other selling, general, and administrative expense of $757,599. The overall decrease in total operating expenses resulted from a decrease in the stock compensation to consultants, the termination of all leases by the end of 2021, and reduced advertising expenses.

Non-cash operating expenses for the six months ended June 30, 2022 were $545,962, including (i) depreciation and amortization of $40,304; and (ii) stock-based compensation of $505,658. Non-cash operating expenses for the six months ended June 30, 2021 were $4,112,398 from stock compensation expense and depreciation expense of $14,014. All these non-cash operating expenses were already included in the operating expenses in the paragraph disclosed above.

Other Expenses

Other expenses for the three months ended June 30, 2022 were $4,433,134, as compared to $2,344,238 for the three months ended June 30, 2021. Other expenses for the three months ended June 30, 2022 included (i) change in fair value derivative liability of $2,786,066; (ii) interest expense of $202,420; (iii) non cash amortization of debt discounts of $641,618; (iv) loss in extinguishment of debt of $1,190,809; and (v) non-cash excess derivatives of $425,601   and offset by $813,380   gain in debt settlement from reduction of principal balance by a convertible debt holder.

Other expenses for the three months ended June 30, 2021 included (i) change in fair value derivative liability of $75,299 and (ii) interest expense of $193,313; (iii) other expense for $66,575; (iv) non cash amortization of debt discounts of $2,009,051. The change in derivative liability is the non-cash change in the fair value and relates to our derivative instruments.

Other expenses for the six months ended June 30, 2022 were $6,713,127, as compared to $3,982,145 for the six months ended June 30, 2021. Other expenses for the six months ended June 30, 2022 included (i) change in fair value derivative liability of $2,708,450; (ii) interest expense of $965,075; (iii) non cash amortization of debt discounts of $1,991,246; (iv) non-cash excess derivatives of $670,927; (v) loss in extinguishment of debt of $1,190,809   and offset by $813,380   gain in debt settlement from reduction of principal balance by a convertible debt holder.

Other expenses for the six months ended June 30, 2021 included (i) change in fair value derivative liability of $25,765 and (ii) interest expense of $881,443; (iii) extinguishment of debt from related party for $297,138; (iv) non cash amortization of debt discounts of $2,656,996. The change in derivative liability is the non-cash change in the fair value and relates to our derivative instruments.

Net Loss

Net loss for the three months ended June 30, 2022 was $4,926,111, compared to $7,310,343 for the three months ended June 30, 2021 for the reasons discussed above.

Net loss for the six months ended June 30, 2022 was $8,424,264, compared to $13,108,921 for the six months ended June 30, 2021 for the reasons discussed above.

Liquidity and Capital Resources

Operating Activities

Net cash used in operating activities for the six months ended June 30, 2022 was $1,152,645. This amount was primarily related to a net loss of $8,424,264, offset by (i) a net working capital increase of $357,443; (ii) non-cash expenses of $6,914,176, including (a) depreciation and amortization of $40,304; (b) interest expense from amortization of debt discounts of $1,991,246; (c) stock-based compensation of $505,658; (vi) change in fair value of derivative liability of $2,708,450; (ix) interest expense from debt restructuring of $620,160; (x) accretion expense from excess derivative liability of $670,927; (xi) loss in extinguishment of debt of $1,190,809; and offset by gain in debt settlement of $813,378.

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

Investment Activities

Net cash used in investing activities for the six months ended June 30, 2022 was $203,182. The Company purchased $198,182 in internally used software during the six months ended June 30, 2022.

Net cash used in investing activities for the six months ended June 30, 2021 was $145,691. The Company purchased $33,900 in property, plant, and equipment and $111,867 in internal used software for the six months ended June 30, 2021.

Financing Activities

Net cash provided by financing activities for the six months ended June 30, 2022 was $1,134,345. The amount was related to shares issued for cash of $573,101; repayment to our Chief Executive Officer and Chairman of the Board of $105,822 and proceeds from borrowing from convertible notes payable of $796,250 and repayments of $129,184 to convertible notes payable holders.

Net cash provided by financing activities for the six months ended June 30, 2021 was $6,804,744. The amount was related to proceeds from our chief executive officer and chairman of the Board of $244,799 and repayment to our Chief Executive Officer and Chairman of the Board of $137,500 and proceed from borrowing from convertible notes payable of $6,997,445 and repayments of $300,000 to convertible notes payable holders.

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

The accompanying unaudited consolidated financial statements have been prepared assuming that we will continue as a going concern. While the Company is attempting to generate additional revenues, the Company’s cash position may not be significant enough to support the Company’s daily operations. Management intends to raise additional funds by way of a public or private offering. Management believes that the actions presently being taken to further implement its business plan and generate revenues provide the opportunity for the Company to continue as a going concern. While the Company believes in the viability of its strategy to generate revenues and in its ability to raise additional funds, there can be no assurances to that effect. The ability of the Company to continue as a going concern is dependent upon the Company’s ability to further implement its business plan and generate revenues. The Company will require additional cash funding to fund operations. Therefore, the Company concluded there was substantial doubt about the Company’s ability to continue as a going concern.

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

Convertible Promissory Notes

See footnote #9 in the notes to the unaudited consolidated financial statements.

Off-Balance Sheet Arrangements

As of June 30, 2022, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K promulgated under the Securities Act reasonably likely to have a material effect on our financial condition.

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

As described under “Recently Adopted Accounting Pronouncements,” below, the primary impact of adopting ASC 842 for the Company was the recognition in the consolidated balance sheet of certain lease-related assets and liabilities for operating leases with terms longer than 12 months. The Company elected to use the short-term exception and does not records assets/liabilities for short term leases as of June 30, 2022 and December 31, 2021.

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

Revenue Recognition

In May 2014, the FASB issued Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers (Topic 606), which supersedes all existing revenue recognition requirements, including most industry specific guidance. This new standard requires a company to recognize revenues when it transfers goods or services to customers in an amount that reflects the consideration that the Company expects to receive for those goods or services. The FASB subsequently issued the following amendments to ASU No. 2014-09 that have the same effective date and transition date: ASU No. 2016-08, Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations; ASU No. 2016-10, Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing; ASU No. 2016-12, Revenue from Contracts with Customers (Topic 606): Narrow-Scope Improvements and Practical Expedients; and ASU No. 2016-20, Technical Corrections and Improvements to Topic 606, Revenue from Contracts with Customers. The Company adopted these amendments with ASU 2014-09 (collectively, the “New Revenue Standards”).

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

Based on the Company’s evaluations, revenue from Managed Services is reported on a gross basis because the Company has the primary obligation to fulfill the performance obligations and it creates, reviews and controls the services. The Company takes on the risk of payment to any third-party creators and it establishes the contract price directly with its customers based on the services requested in the statement of work. The contract liabilities as of June 30, 2022 and December 31, 2021 was $195,563 and $337,500, respectively.

Subscription-Based Revenue

The Company recognize subscription-based revenue through its social media website at Honeydrip.com, which allow customers to visit the creators personal page over the contract period without taking possession of the products or deliverables, are provided on either a subscription or consumption basis. Revenue provided on a subscription basis is recognized ratably over the contract period and revenue provided on a consumption basis is recognized when the subscriber paid and received their access to the content. Previously, the Company reported the subscription-based revenue on a net basis since the Company is acting as an agent solely arranging for the third-party creator or influencer to provide the services directly to the self-service customer through the platform or by posting the requested content. In April 2022, the Company determined it would recognize subscription-based revenue on a gross basis because the Company has control of the services before they are transferred to the end customer. The Company provided services such as online chat and other services directly with the end customers by the Company’s internal team. Also, the Company establishes the price on behalf of the content creators pursuant to the terms of the relevant agreements between the Company and the respective content creators. In addition, the Company has sole power to change the price based on the market. These are good indicators that the Company controls the specified goods or services before they are transferred to the customer.

Software Development Costs

We apply ASC 350-40, Intangibles—Goodwill and Other—Internal Use Software, in review of certain system projects. These system projects generally relate to software we do not intend to sell or otherwise market. In addition, we apply this guidance to our review of development projects related to software used exclusively for our SaaS subscription offerings. In these reviews, all costs incurred during the preliminary project stages are expensed as incurred. Once the projects have been committed to and it is probable that the projects will meet functional requirements, costs are capitalized. These capitalized software costs are amortized on a project-by-project basis over the expected economic life of the underlying product on a straight-line basis, which is five years. Amortization commences when the software is available for its intended use. Amounts capitalized related to development of internal use software are included in property and equipment, net, on our Consolidated Balance sheets and related depreciation is recorded as a component of amortization of intangible assets and depreciation in our consolidated statements of operations. During the six months ended June 30, 2022 and 2021, we capitalized approximately $198,182 and $111,867, respectively, related to internal use software and recorded $23,000 and $0 in related amortization expense, respectively. Unamortized costs of capitalized internal use software totaled $633,215 and $458,033 as of June 30, 2022 and December 31, 2021, respectively.

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

For other intangible assets that are not deemed indefinite-lived, cost is generally amortized on a straight-line basis over the asset’s estimated economic life, except for individually significant customer-related intangible assets that are amortized in relation to total related sales. Amortizable intangible assets are reviewed for impairment whenever events or changes in circumstances indicate that the related carrying amounts may not be recoverable. In these circumstances, they are tested for impairment based on undiscounted cash flows and, if impaired, written down to estimated fair value based on either discounted cash flows or appraised values. The Company impaired $0 and $0 of goodwill for the six months ended June 30, 2022 and 2021, respectively.

Impairment of Long-Lived Assets

Long-lived assets, which include property, plant and equipment and intangible assets, are reviewed for impairment whenever events or changes in circumstances indicate the carrying amount of an asset may not be recoverable.

Recoverability of long-lived assets to be held and used is measured by comparing the carrying amount of an asset to the estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated undiscounted future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the assets. Fair value is generally determined using the asset’s expected future discounted cash flows or market value, if readily determinable. Based on its review, the Company believes that, as of June 30, 2022 and December 31, 2021, there was no impairment loss of its long-lived assets.

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

The Company used Level 3 inputs for its valuation methodology for the derivative liabilities for conversion feature of the convertible notes in determining the fair value the weighted-average Binomial option pricing model following assumption inputs. The fair value of derivative liability as of June 30, 2022 and December 31, 2021 was $4,793,892 and $513,959, respectively.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Disclosure controls are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Exchange Act, such as this quarterly report, is recorded, processed, summarized, and reported within the time period specified in the SEC’s rules and forms. Disclosure controls and procedures are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including the chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure. Our management evaluated, with the participation of our current chief executive officer and chief financial officer (our “Certifying Officers”), the effectiveness of our disclosure controls and procedures as of June 30, 2022, pursuant to Rule 13a-15(b) under the Exchange Act. Based upon that evaluation, our Certifying Officers concluded that, as of June 30, 2022, our disclosure controls and procedures were effective.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

For the three months ended June 30, 2022, the Company issued 39,900,000 shares with net proceeds of $137,198 in connection with the ELOC.

For the three months ended June 30, 2022, the Company issued 2,820,000 shares with net proceeds of $71,000 in connection with the ELOC.

For the three months ended June 30, 2022, the Company issued 7,950,620 shares to consultants and directors at fair value of $71,798.

For the three months ended June 30, 2022, the Company issued 166,107,730 shares to settle a conversion of $1,238,913 of convertible promissory note principal and accrued interest.

For the three months ended June 30, 2022, the Company issued 1,155,000 shares as debt issuance costs for convertible notes payable at fair value of $11,273.

The above issuances were made pursuant to an exemption from registration as set forth in 506 of Regulation D and Section 4(a)(2) of the Securities Act.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

Copies of the following documents are included as exhibits to this report pursuant to Item 601 of Regulation S-K.

Exhibit No.	Document
3.1	Articles of Amendment to the Articles of Incorporation filed with the Nevada Secretary of State on April 19, 2022 (incorporated by reference to Exhibit 3.1 to the registrant’s Current Report on Form 8-K filed with the SEC on April 25, 2022).
3.2	Certificate of Amendment to Articles of Incorporation, dated June 13, 2022 (incorporated by reference to Exhibit 3.1 to the registrant’s Current Report on Form 8-K filed with the SEC on June 17, 2022).
3.3	Articles of Amendment to the Articles of Incorporation of Clubhouse Media Group, Inc., dated June 23, 2022 (incorporated by reference to Exhibit 3.1 to the registrant’s Current Report on Form 8-K filed with the SEC on June 29, 2022).
10.1†	Employment Agreement, dated as of April 1, 2022 and effective April 11, 2022, between the Company and Amir Ben-Yohanan, dated April 11, 2021 (incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed with the SEC on April 7, 2022).
10.2†	Clubhouse Media Group, Inc. 2022 Equity Incentive Plan (incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed with the SEC on April 19, 2022).
10.3	Securities Purchase Agreement, dated May 20, 2022, by and between the registrant and ONE44 Capital LLC (incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed with the SEC on May 25, 2022).
10.4	Convertible Promissory Note, dated May 20, 2022, issued by the registrant to ONE44 Capital LLC (incorporated by reference to Exhibit 10.2 to the registrant’s Current Report on Form 8-K filed with the SEC on May 25, 2022).
10.5	Termination and Release Agreement, dated as of May 27, 2022, by and between the registrant and Dmitry Kaplun (incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed with the SEC on May 27, 2022).
10.6	Redemption Agreement, dated as of May 27, 2022, by and between the registrant and Dmitry Kaplun (incorporated by reference to Exhibit 10.2 to the registrant’s Current Report on Form 8-K filed with the SEC on May 27, 2022).

10.7	Securities Purchase Agreement between Clubhouse Media Group, Inc. and 1800 Diagonal Lending, LLC, dated June 23, 2022 (incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed with the SEC on June 29, 2022).
10.8	Convertible Promissory Note issued by Clubhouse Media Group, Inc. to 1800 Diagonal Lending, LLC, dated June 23, 2022 (incorporated by reference to Exhibit 10.2 to the registrant’s Current Report on Form 8-K filed with the SEC on June 29, 2022).
10.9	Exchange Agreement, dated as of June 29, 2022 (incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed with the SEC on July 6, 2022).
10.10	Amendment No. 2 to Convertible Promissory Note, dated as of June 29, 2022 (incorporated by reference to Exhibit 10.2 to the registrant’s Current Report on Form 8-K filed with the SEC on July 6, 2022).
10.11	Amendment No. 3 to Convertible Promissory Note, dated as of June 30, 2022 (incorporated by reference to Exhibit 10.3 to the registrant’s Current Report on Form 8-K filed with the SEC on July 6, 2022).
10.12	Securities Purchase Agreement, entered into on July 11, 2022 and dated as of July 8, 2022, between the registrant and 1800 Diagonal Lending, LLC (incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed with the SEC on July 14, 2022).
10.13	Convertible Promissory Note issued on July 11, 2022 and dated as of July 8, 2022, by the registrant in favor of 1800 Diagonal Lending, LLC (incorporated by reference to Exhibit 10.2 to the registrant’s Current Report on Form 8-K filed with the SEC on July 14, 2022)
10.14	Promissory Note issued on July 12, 2022 by the registrant in favor of Amir Ben-Yohanan (incorporated by reference to Exhibit 10.3 to the registrant’s Current Report on Form 8-K filed with the SEC on July 14, 2022).
10.15†	Clubhouse Media Group, Inc. 2023 Equity Incentive Plan, adopted on July 11, 2022 (incorporated by reference to Exhibit 10.4 to the registrant’s Current Report on Form 8-K filed with the SEC on July 14, 2022).
10.16	Joint Venture Deal Memo, dated July 31, 2022, between the Company and Alden Henri Reiman (incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed with the SEC on August 4, 2022).
10.17	Operating Agreement of The Reiman Agency LLC, dated July 31, 2022. (incorporated by reference to Exhibit 10.2 to the registrant’s Current Report on Form 8-K filed with the SEC on August 4, 2022).
10.18	Executive Employment Agreement, dated July 31, 2022, between the Company and Alden Henri Reiman (incorporated by reference to Exhibit 10.3 to the registrant’s Current Report on Form 8-K filed with the SEC on August 4, 2022)
31.1*	Certification of the principal executive officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of the principal financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH*	Inline XBRL Taxonomy Extension Schema
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase
104*	Cover Page Interactive Data File—the cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

* Filed herewith.

** Furnished herewith.

† Management contract, compensation plan or arrangement.

SIGNATURES

Pursuant to the requirements of the securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CLUBHOUSE MEDIA GROUP, INC.

Date: August 15, 2022	By:	/s/ Amir Ben-Yohanan
	Name:	Amir Ben-Yohanan
	Title:	Chief Executive Officer
(principal executive officer)

Date: August 15, 2022	By:	/s/ Scott Hoey
	Name:	Scott Hoey
	Title:	Chief Financial Officer
(principal financial officer and principal accounting officer)

