Form 10-Q
period 2022-09-30
Clubhouse Media Group, Inc.
filed 2022-11-14
CIK 1389518

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022

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

As of November 14, 2022, there were 1,861,137,402 shares of common stock, par value $0.000001 per share, of the registrant issued and outstanding.

FORM 10-Q

CLUBHOUSE MEDIA GROUP, INC.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Clubhouse Media Group, Inc.

Consolidated Balance Sheets

	As of September 30,	As of December 31,
	2022	2021
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$43,006	$299,520
Accounts receivable, net	788,735	243,381
Prepaid expense	4,000	449,954
Total current assets	835,741	992,855

Property and equipment, net	46,416	67,651
Intangibles	709,890	458,033
Total assets	$1,592,047	$1,518,539

Liabilities and stockholders’ equity (deficit)
Current liabilities:
Accounts payable and accrued liabilities	$2,285,223	$1,620,661
Deferred revenue	146,276	337,500
Convertible notes payable, net	5,115,056	5,761,479
Shares to be issued	548,333	1,047,885
Derivative liability	1,806,222	513,959
Total current liabilities	9,901,110	9,281,484

Convertible notes payable, net - related party	1,230,763	1,386,919
Notes payable - related party	525,050	–
Total liabilities	11,656,923	10,668,403

Commitments and contingencies	–	–

Stockholders’ equity (deficit):
Preferred stock, par value $0.001, authorized 50,000,000 shares; 1 shares issued and outstanding at September 30, 2022 and December 31, 2021	–	–
Common stock, par value $0.000001, authorized 8,000,000,000 shares; 1,590,092,535 and 97,785,111 shares issued and outstanding at September 30, 2022 and December 31, 2021, respectively	1,591	98
Additional paid-in capital	22,426,453	15,754,112
Accumulated deficit	(32,536,421)	(24,904,074)
Total Clubhouse Media stockholders’ equity (deficit)	(10,108,377)	(9,149,864)
Non-controlling interest	43,501	–
Total stockholders’ deficit	(10,064,876)	(9,149,864)
Total liabilities and stockholders’ equity (deficit)	$1,592,047	$1,518,539

See Accompanying Notes to Unaudited Consolidated Financial Statements.

Clubhouse Media Group, Inc.

Consolidated Statements of Operations

(Unaudited)

	For the Three Months Ended September 30, 2022	For the Three Months Ended September 30, 2021	For the Nine Months Ended September 30 , 2022	For the Nine Months Ended September 30, 2021

Total revenue, net	$2,159,135	$1,768,677	$4,873,544	$3,222,015
Cost of sales	1,354,670	1,467,333	3,379,178	2,649,120
Gross profit	804,465	301,344	1,494,366	572,895

Operating expenses:
Advertising expenses	10,126	173,116	65,536	731,022
Selling, general, and administrative	154,504	311,619	436,481	1,351,195
Salaries & wages	160,435	632,836	828,058	1,868,936
Professional and consultant fees	733,643	1,821,311	2,052,500	7,186,806
Production expenses	-	46,798	68,954	182,422
Rent expense	–	396,568	8,217	1,460,194
Total operating expenses	1,058,708	3,382,248	3,459,746	12,780,575

Operating loss	(254,243)	(3,080,904)	(1,965,380)	(12,207,680)

Other (income) expenses:
Interest expense, net	262,432	191,486	1,227,507	1,058,966
Amortization of debt discounts, net	294,571	1,788,378	2,285,817	4,459,337
Interest expense - excess derivatives	87,338	675,389	758,265	675,389
Loss in extinguishment of debt	–	–	1,190,809	-
Loss in extinguishment of debt - related party	–	–	–	297,138
Other (income) expense, net	1	27,708	(813,379)	148,511
Change in fair value of derivative liability	(1,734,004)	(361,904)	974,446	(336,139)
Total other (income) expenses	(1,089,662)	2,321,057	5,623,465	6,303,202

Loss before income taxes	835,419	(5,401,961)	(7,588,845)	(18,510,882)

Income tax (benefit) expense	–	–	-	-

Net (income) loss attributable:
Non-controlling interest	$43,501	-	43,501	-
Common stockholders	791,918	-	(7,632,346)	-
Net income (loss)	$835,419	$(5,401,961)	$(7,588,845)	$(18,510,882)

Basic weighted average shares outstanding	949,123,457	95,794,954	410,473,470	94,621,148
Diluted weighted average shares outstanding	5,264,737,258	95,794,954	410,473,470	94,621,148

Basic - net loss per share	$0.00	$(0.06)	$(0.02)	$(0.20)
Diluted - net loss per share	$0.00	$(0.06)	$(0.02)	$(0.20)

See Accompanying Notes to Unaudited Consolidated Financial Statements.

Clubhouse Media Group, Inc.

Consolidated Statements of Stockholders’ Equity (Deficit)

(Unaudited)

					Additional		Total Clubhouse Media	Non-	Total
	Common Stock		Preferred Shares		Paid-In	Accumulated	Stockholders’	controlling	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity	Interest	Equity
Balance at December 31, 2020	92,679,996	$92,682	1	$-	$152,953	$(2,577,721)	$-	$-	$(2,332,086)

Balance at January 1, 2021	92,682,632	$93	1	$-	$245,542	$(2,577,721)	$-	$-	$(2,332,086)
Stock compensation expense	207,817	-	-	-	2,113,188	-	-	-	2,113,188
Conversion of convertible debt	8,197	-	-	-	13,000	-	-	-	13,000
Shares issued to settle accounts payable	24,460	-	-	-	148,510	-	-	-	148,510
Shares issued as debt issuance costs for convertible notes payable	645,000	1	-	-	3,441,399	-	-	-	3,441,400
Beneficial conversion features	-	-	-	-	51,000	-	-	-	51,000
Acquisition of Magiclytics	734,689	1	-	-	19,999	(80,697)	-	-	(60,697)
Imputed Interest	-	-	-	-	15,920	-	-	-	15,920
Net loss	-	-	-	-	-	(5,798,578)	-	-	(5,798,578)
Balance at March 31, 2021	94,302,795	$95	1	$-	$6,048,557	$(8,456,996)	$-	$-	$(2,408,344)

Stock compensation expense	175,066	-	-	-	1,546,413	-	-	-	1,546,413
Shares issued to settle accounts payable	22,250	-	-	-	164,520	-	-	-	164,520
Shares issued as debt issuance costs for convertible notes payable	383,080	-	-	-	2,875,589	-	-	-	2,875,589
Warrants issued for stock compensation	-	-	-	-	15,797	-	-	-	15,797
Net loss	-	-	-	-	-	(7,310,343)	-	-	(7,310,343)
Balance at June 30, 2021	94,883,191	$95	1	$-	$10,650,876	$(15,767,339)	$-	$-	$(5,116,368)

Stock compensation expense	509,413	509	-	-	1,572,985	-	-	-	1,573,495
Shares issued to settle accounts payable	29,920	30	-	-	84,932	-	-	-	84,962
Shares issued for cash	257,630	258	-	-	845,032	-	-	-	845,290
Shares issued as debt issuance costs for convertible notes payable	85,000	85	-	-	254,456	-	-	-	254,541
Conversion of convertible debt	357,370	357	-	-	1,300,172	-	-	-	1,300,530
Warrants issued with convertible debt	-	-	-	-	211,633	-	-	-	211,633
Net loss	-	-	-	-	-	(5,401,961)	-	-	(5,401,961)
Balance at September 30, 2021	96,122,524	$1,334	1	$-	$14,920,087	$(21,169,300)	$-	$-	$(6,247,878)
									-
Balance at January 1, 2022	97,785,111	$98	1	$-	$15,754,112	$(24,904,074)	$(9,149,864)	$-	$(9,149,864)

Stock compensation expense	3,385,550	3	-	-	94,528	-	$94,531	-	94,531
Shares issued for cash - ELOC	8,351,960	8	-	-	364,895	-	$364,903	-	364,903
Shares to be issued - liability reclass to equity	6,752,850	7	-	-	717,253	-	$717,260	-	717,260
Reclass of derivative liability on conversion	-	-	-	-	105,516	-	$105,516	-	105,516
Convertible debt	550,000	1	-	-	23,381	-	$23,382	-	23,382
Conversion of convertible debt	3,574,260	4	-	-	89,362	-	$89,366	-	89,366
Net loss	-	-	-	-	-	(3,498,152)	$(3,498,152)	-	(3,498,152)
Balance at March 31, 2022	120,399,731	$121	1	$-	$17,149,047	$(28,402,226)	$(11,253,058)	$-	$(11,253,058)

Stock compensation expense	7,950,620	8	-	-	71,790	-	$71,798	-	71,798
Shares issued for cash	2,820,000	3	-	-	70,997	-	$71,000	-	71,000
Shares issued for cash - ELOC	39,990,000	40	-	-	137,158	-	$137,198	-	137,198
Reclass of derivative liability on conversion	-	-	-	-	637,607	-	$637,607	-	637,607
Conversion of convertible debt	166,107,730	166	-	-	1,238,747	-	$1,238,913	-	1,238,913
Convertible debt	1,155,000	1	-	-	11,272	-	$11,273	-	11,273
Net loss	-	-	-	-	-	$(4,926,112)	$(4,926,112)	-	(4,926,112)
Balance at June 30, 2022	338,423,081	$339	1	$-	$19,316,618	$(33,328,338)	$(14,011,381)	$-	$(14,011,381)

Stock compensation expense	28,700,000	29	-	-	75,971	-	$76,000	-	76,000
Shares issued for cash - ELOC	-	-	-	-	23,157	-	$23,157	-	23,157
Reclass of derivative liability on conversion	-	-	-	-	1,391,005	-	$1,391,005	-	1,391,005
Conversion of convertible debt	1,222,969,454	1,223	-	-	1,615,517	-	$1,616,740	-	1,616,740
Imputed interest	-	-	-	-	4,185	-	$4,185	-	4,185
Net income		-	-	-		791,918	$791,918	$43,501	835,419
Balance at September 30, 2022	1,590,092,535	$1,591	1	$-	$22,426,453	$(32,536,421)	$(10,108,377)	$43,501	$(10,064,876)

See Accompanying Notes to Unaudited Consolidated Financial Statements.

Clubhouse Media Group, Inc.

Consolidated Statements of Cash Flow

(Unaudited)

	For the nine months ended September 30,	For the nine months ended September 30,
	2022	2021
Cash flows from operating activities:
Net (loss) income	$(7,588,845)	$(18,510,882)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	68,255	22,527
Imputed interest	4,185	15,920
Interest expense - amortization of debt discounts	2,285,817	4,293,367
Additional non-cash interest expense due to debt restructuring	620,160	–
Stock compensation expense	460,037	5,514,675
Loss in extinguishment of debt - related party	–	297,138
Change in fair value of derivative liability	974,446	(336,140)
Gain or loss in debt settlement	(813,378)	–
Loss in extinguishment of debt	1,190,809	148,509
Accretion expense - excess derivative liability	758,265	675,388
Impairment of intangibles assets	–	–
Net changes in operating assets & liabilities:
Accounts receivable	(545,354)	173,257
Inventory	–	–
Other receivable	–	–
Prepaid expense, deposits and other current assets	445,954	(227,693)
Other assets	-	–
Accounts payable, accrued liabilities, due to affiliates, and other long-term liabilities	296,583	780,022
Net cash used in operating activities	(1,843,066)	(7,153,911)

Cash flows from investing activities:
Purchases of property, plant, and equipment	(5,000)	(33,900)
Purchases of intangible assets	(293,877)	(268,916)
Cash received from acquisition of Magiclytics	–	76
Net cash used in investing activities	(298,877)	(302,740)

Cash flows from financing activities:
Shares issued for cash	596,258	845,290
Borrowing from related party note payable	525,050	244,803
Repayment to related party convertible note payable	(105,822)	(137,500)
Borrowings from convertible notes payable	888,062	7,712,445
Repayment to convertible notes payable	(18,119)	(455,000)
Net cash provided by financing activities	1,885,429	8,210,038

Net increase in cash and cash equivalents	(256,514)	753,387
Cash and cash equivalents at beginning of period	299,520	37,774
Cash and cash equivalents at end of period	$43,006	$791,161

Supplemental disclosure of cash flow information
Cash paid during the period for:
Interest	$-	$-
Income taxes	$-	$-

Supplemental disclosure of non-cash investing and financing Activities:
Shares issued for conversion from convertible note payable	$2,945,019	$1,313,530
Shares issued to settle accounts payable	$-	$397,992
Reclass of derivative liability to additional paid in capital	$2,134,128	$-

See Accompanying Notes to Unaudited Consolidated Financial Statements.

Clubhouse Media Group, Inc.

Notes to the Unaudited Consolidated Financial Statements

September 30, 2022 and 2021

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

The Company filed a Certificate of Amendment to the Articles of Incorporation with the Secretary of State of the State of Nevada on June 13, 2022 for the purpose of amending the Articles of Incorporation of the Company to reduce the par value of the common stock of the Company, par value $0.001 per share, from $0.001 to $0.000001.

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

The Company has terminated all leases since December 31, 2021 and focuses on brand deals and Honeydrip platform.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation

These unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States (“GAAP”) and include all adjustments necessary for the fair presentation of the Company’s financial position for the periods presented.

The unaudited consolidated balance sheet as of September 30, 2022 was derived from the Company’s audited consolidated financial statements at that date. The accompanying unaudited consolidated interim financial statements should be read in conjunction with the audited consolidated financial statements and related notes thereto for the year ended December 31, 2021 included in the Company’s Annual Report on Form 10-K filed by the Company with the Securities and Exchange Commission, or the SEC, on March 29, 2022, or the Annual Report. Interim results for the three and nine months ended September 30, 2022 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2022.

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

Advertising

Advertising costs are expensed when incurred and are included in selling, general, and administrative expense in the accompanying consolidated statements of operations. We incurred advertising expenses of $10,126 and $173,116 for the three months ended September 30, 2022 and September 30, 2021, respectively. We incurred advertising expenses of $65,536 and $731,022 for the nine months ended September 30, 2022 and September 30, 2021, respectively.

Accounts Receivable

The Company’s accounts receivable arises from providing services. The Company does not adjust its receivables for the effects of a significant financing component at contract inception if it expects to collect the receivables in one year or less from the time of sale. The Company does not expect to collect receivables greater than one year from the time of sale.

The Company’s policy is to maintain an allowance for potential credit losses on accounts receivable. Management reviews the composition of accounts receivable and analyzes historical bad debts, customer concentrations, customer credit worthiness, current economic trends and changes in customer payment patterns to evaluate the adequacy of these reserves. Amounts determined to be uncollectible are charged or written-off against the reserve. As of September 30, 2022 and December 31, 2021, there were $0 and $0 for bad debt allowance for accounts receivable.

Property and equipment, net

Plant and equipment are stated at cost less accumulated depreciation and impairment. Depreciation of property, plant and equipment and are calculated on the straight-line method over their estimated useful lives or lease terms generally as follows:

Classification	Useful Life
Equipment	3 years

Lease

On January 2, 2020, the Company adopted ASC Topic 842, Leases, or ASC 842, using the modified retrospective transition method with a cumulative effect adjustment to accumulated deficit as of January 1, 2019, and accordingly, modified its policy on accounting for leases as stated below. As described under “Recently Adopted Accounting Pronouncements,” below, the primary impact of adopting ASC 842 for the Company was the recognition in the consolidated balance sheet of certain lease-related assets and liabilities for operating leases with terms longer than 12 months. The Company elected to use the short-term exception and does not record assets/liabilities for short term leases as of September 30, 2022 and December 31, 2021.

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

Based on the Company’s evaluations, revenue from Managed Services is reported on a gross basis because the Company has the primary obligation to fulfill the performance obligations and it creates, reviews and controls the services. The Company takes on the risk of payment to any third-party creators and it establishes the contract price directly with its customers based on the services requested in the statement of work. The contract liabilities as of September 30, 2022 and December 31, 2021 were $146,276 and $337,500, respectively.

Subscription-Based Revenue

The Company recognizes subscription-based revenue through Honeydrip.com, its social media website, which allows customers to visit the creator’s personal page over the contract period without taking possession of the products or deliverables. Customers incur costs on either a subscription or consumption basis. Revenue provided on a subscription basis is recognized ratably over the contract period and revenue provided on a consumption basis is recognized when the subscriber paid and received their access to the content. The Company reported the subscription-based revenue at net basis since the Company is acting as an agent solely arranging for the third-party creator or influencer to provide the services directly to the self-service customer through the platform or by posting the requested content. In April 2022, the Company has determined it will be recognized at gross because they have controls of the services before it is transferred to the end customer. The Company provided services like online chat and other services directly with the end customers by their internal team. Also, the Company will establish the price on behalf of the content creators as disclosed in the agreement. The Company has sole power to change the price based on the market. These are good indicator that the Company controls the specified goods or services before it is transferred to the customer.

Software Development Costs

We apply ASC 350-40, Intangibles—Goodwill and Other—Internal Use Software, in review of certain system projects. These system projects generally relate to software we do not intend to sell or otherwise market. In addition, we apply this guidance to our review of development projects related to software used exclusively for our SaaS subscription offerings. In these reviews, all costs incurred during the preliminary project stages are expensed as incurred. Once the projects have been committed to and it is probable that the projects will meet functional requirements, costs are capitalized. These capitalized software costs are amortized on a project-by-project basis over the expected economic life of the underlying product on a straight-line basis, which is five years. Amortization commences when the software is available for its intended use. Amounts capitalized related to development of internal use software are included in property and equipment, net, on our Consolidated Balance sheets and related depreciation is recorded as a component of amortization of intangible assets and depreciation in our consolidated statements of operations. During the nine months ended September 30, 2022 and 2021, we capitalized approximately $291,818 and $111,867, respectively, related to internal use software and recorded $42,020 and $0 in related amortization expense, respectively. Unamortized costs of capitalized internal use software totaled $709,890 and $458,033 as of September 30, 2022 and December 31, 2021, respectively.

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

For other intangible assets that are not deemed indefinite-lived, cost is generally amortized on a straight-line basis over the asset’s estimated economic life, except for individually significant customer-related intangible assets that are amortized in relation to total related sales. Amortizable intangible assets are reviewed for impairment whenever events or changes in circumstances indicate that the related carrying amounts may not be recoverable. In these circumstances, they are tested for impairment based on undiscounted cash flows and, if impaired, written down to estimated fair value based on either discounted cash flows or appraised values. The Company impaired $0 and $0 of goodwill for the nine months ended September 30, 2022 and 2021, respectively.

Impairment of Long-Lived Assets

Long-lived assets, which include property, plant and equipment and intangible assets, are reviewed for impairment whenever events or changes in circumstances indicate the carrying amount of an asset may not be recoverable.

Recoverability of long-lived assets to be held and used is measured by comparing the carrying amount of an asset to the estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated undiscounted future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the assets. Fair value is generally determined using the asset’s expected future discounted cash flows or market value, if readily determinable. Based on its review, the Company believes that, as of and for the nine months ended September 30, 2022 and 2021, there were no impairment loss of its long-lived assets.

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

Basic Income (Loss) Per Share

Under the provisions of ASC 260, “Earnings per Share,” basic loss per common share is computed by dividing net loss available to common shareholders by the weighted average number of shares of common stock outstanding for the periods presented. Diluted net loss per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that would then share in the income of the Company, subject to anti-dilution limitations. Potential common shares consist of the convertible promissory notes payable as of September 30, 2022 and December 31, 2021. As of September 30, 2022 and December 31, 2021, there were approximately 4,854,098,711 and 8,936,529 potential shares issuable upon conversion of convertible notes payable As of September 30, 2022 and December 31, 2021, there were approximately 165,077 and 165,077 potential shares issuable upon conversion of warrants.

The table below presents the computation of basic and diluted earnings per share for the three months ended September, 2022 and 2021:

	For the three months ended September 30, 2022	For the three months ended September 30, 2021
Numerator:
Net loss	$835,419	$(5,401,961)
Denominator:
Weighted average common shares outstanding—basic	949,123,457	95,794,954
Dilutive common stock equivalents	-	-
Weighted average common shares outstanding—diluted	5,264,737,258	95,794,954
Net loss per share:
Basic	$0.00	$(0.06)
Diluted	$0.00	$(0.06)

The table below presents the computation of basic and diluted earnings per share for the nine months ended September, 2022 and 2021:

	For the nine months ended September 30, 2022	For the nine months ended September 30, 2021
Numerator:
Net loss	$(7,588,845)	$(18,510,882)
Denominator:
Weighted average common shares outstanding—basic	410,473,470	94,621,148
Dilutive common stock equivalents	-	-
Weighted average common shares outstanding—diluted	410,473,470	94,621,148
Net loss per share:
Basic	$(0.02)	$(0.20)
Diluted	$(0.02)	$(0.20)

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

The following table presents the Company’s assets and liabilities required to be reflected within the fair value hierarchy as of September 30, 2022 and December 31, 2021.

	Fair Value	Fair Value Measurements at
	As of	September 30, 2022
Description	September 30, 2022	Using Fair Value Hierarchy
		Level 1	Level 2	Level 3
Derivative liability	$1,806,222	$-	$-	$1,806,222

Total	$1,806,222	$-	$-	$1,806,222

	Fair Value	Fair Value Measurements at
	As of	December 31, 2021
Description	December 31, 2021	Using Fair Value Hierarchy
		Level 1	Level 2	Level 3
Derivative liability	$513,959	$-	$-	$513,959

Total	$513,959	$-	$-	$513,959

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

As reflected in the accompanying financial statements, the Company had a net loss of $7,588,845 for the nine months ended September 30, 2022, negative working capital of $9,065,368 as of September 30, 2022, and stockholder’s deficit of $10,064,876. These factors among others raise substantial doubt about the Company’s ability to continue as a going concern.

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

Purchase Price Allocation

The following is an allocation of purchase price as of the February 3, 2021 acquisition closing date based upon an estimate of the carrying value of the assets acquired and the liabilities assumed by the Company in the acquisition (in thousands):

Description	Amount
Purchase price allocation:
Cash	$76
Intangibles	77,889
Related party payable	(97,761)
AP and accrued liabilities	(40,901)
Identifiable net assets acquired	(60,697)
Total purchase price	$(60,697)

NOTE 5 – PROPERTY AND EQUIPMENT

Fixed assets, net consisted of the following:

	September 30, 2022	December 31, 2021	Estimated Useful Life

Equipment	$118,638	$113,638	3 years
Less: accumulated depreciation and amortization	(72,222)	(45,987)
Property, plant, and equipment, net	$46,416	$67,651

Depreciation expense were $8,930 and $8,514 for the three months ended September 30, 2022 and September 30, 2021. Depreciation expense were $26,236 and $22,527 for the nine months ended September 30, 2022 and September 30, 2021, respectively.

NOTE 6 – INTANGIBLES

As of September 30, 2022 and December 31, 2021, the Company has intangible assets of $709,890 and $458,033 from and after the acquisition of Magiclytics in February 2021. It is a platform that internally developed for revenue prediction from influencer collaboration and our digital platform Honeydrip.com.

The following table sets forth the Company’s finite-lived intangible assets resulting from business acquisitions and other purchases, which continue to be amortized:

	Weighted Average	September 30, 2022			December 31, 2021
	Useful Life (in Years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Value	Accumulated Amortization	Net Carrying Amount
Developed technology - Magiclytics	5	$475,876	$52,812	$423,064	$184,058	$10,791	$173,267
Developed technology - Magiclytics	-	286,826	-	286,826	284,766	-	284,766
		$762,702	$52,812	$709,890	$468,824	$10,791	$458,033

Amortization expense were $19,020 and $0 for the three months ended September 30, 2022 and September 30, 2021, respectively. Amortization expense were $42,020 and $0 for the nine months ended September 30, 2022 and September 30, 2021, respectively.

NOTE 7 – ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

Accrued liabilities at September 30, 2022 and December 31, 2021 consist of the following:

	2022	2021
Accounts payable	$174,700	$429,160
Accrued payroll	915,000	520,000
Accrued interest	1,074,003	550,285
Other	94,520	121,216
	$2,258,223	$1,620,661

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

The balance of the Hoey Note as of September 30, 2022 and December 31, 2021 was $0 and $0, respectively.

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

The balance of the Niu Note as of September 30, 2022 and December 31, 2021 was $0 and $50,000, respectively.

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

The balance of the Galen Note as September, 2022 and December 31, 2021 was $0 and $30,000, respectively.

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

The balance of the Huynh Note as of September 30, 2022 and December 31 2021 was $0 and $0, respectively.

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

On November 8, 2021, the Company issued to Mr. Wong 47,478 shares of Company common stock upon the conversion of the $25,000 principal of his convertible promissory note and $2,181 accrued interest at a conversion price of $0.57 per share

The balance of the Wong Note as of September 30, 2022 and December 31, 2021 was $0 and $0, respectively.

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

The balance of the Singer Note as of September 30, 2022 and December 31, 2021 was $0 and $0, respectively.

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

The ProActive Capital Note has a maturity date of January 20, 2022 and bears interest at 10% per year. No payments of the principal amount or interest are due prior to the maturity date other than as specifically set forth in the ProActive Capital Note, and the Company may prepay all or any portion of the principal amount and any accrued and unpaid interest at any time without penalty. The Company extended the maturity date to September 20, 2022.

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

The balance of the ProActive Capital Note as of September 30, 2022 and December 31, 2021 was $300,000 and $250,000, respectively. The Company is currently in default of the ProActive Note.

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

The balance of the GS Capital #1 as of September 30, 2022 and December 31, 2021 was $0 and $0, respectively. The Company signed the restructuring agreement below to return the shares for the new GS note #1, as if the initial conversion had not occurred.

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

The entire principal balance and interest were converted into 318,059 common shares in the quarter ended June 30, 2022. The balance of the New GS Note #1 as of September 30, 2022 and December 31, 2021 was $0 and $300,445, respectively.

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

GS Capital converted $96,484 and $3,515 accrued interest in the quarter ended June 30, 2021. The balance of the GS Capital #2 Note as of September 30, 2022 and December 31, 2021 was $0 and $577,778, respectively.

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

The change in conversion features were recorded as loss on debt extinguishment of $188,771 and recognition of derivative liability of $416,588 as of September 30, 2022.

GS Capital converted $421,063 of the principal amount and $4,690 accrued interest to 378,633,891 common shares in the quarter ended September 30, 2022. The balance of the GS Capital #2 Note as of September 30, 2022 and December 31, 2021 was $214,500 and $577,778, respectively. The Company is currently in default of the New GS Note #2.

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

The balance of the GS Capital #3 Note as of September 30, 2022 and December 31, 2021 was $577,778 and $577,778, respectively. The Company is currently in default of the GS Capital #3 Note.

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

The balance of the GS Capital Note #4 as of September 30, 2022 and December 31, 2021 were $550,000 and $550,000, respectively. The Company is currently in default of the GS Capital #4 Note.

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

The balance of the GS Capital Note #5 as September 30, 2022 and December 31, 2021 was $550,000 and $550,000, respectively. The Company is currently in default of the GS Capital #5 Note.

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

The balance of the GS Capital Note #6 as of September 30, 2022 and December 31, 2021 was $550,000 and $550,000, respectively. The Company is currently in default of the GS Capital #6 Note.

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

Tiger Trout Capital Puerto Rico converted $818,187 on the principal amount to 587,194,665 to common shares for in the quarter ended September 30, 2022.

The balance of the Tiger Trout Note as of September 30, 2022 and December 31, 2021 was $228,208 and $1,590,000, respectively. The Company is currently in default of the Tiger Trout Note.

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

The balance of the Eagle Equities Note as of September 30, 2022 and December 31, 2021 was $1,100,000 and $1,100,000, respectively. The Company is currently in default of the Eagle Equities Note.

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

Labrys Fund, LP converted $116,800 principal in to shares for the quarter ended September 30, 2022. The balance of the Labrys Note as of September 30, 2022 and December 31, 2021 was $0 and $545,000, respectively.

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

The balance of the Chris Etherington Note as of September 30, 2022 and December 31, 2021 was $165,000 and $165,000, respectively. The Company is currently in default of the Chris Etherington Note.

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

The balance of the Rui Wu Note as of September 30, 2022 and December 31, 2021 was $550,000 and $550,000, respectively. The Company is currently in default of the Rui Wu Note.

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

The balance of the Sixth Street #1 note as of September 30, 2022 and 2021 was $0 and $224,000, respectively.

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

For the quarter ended September 30, 2022, Sixth Street converted the $3,500 principal and $4,250 accrued interest into 4,305,556 common shares.

The balance of the Sixth Street #2 note as of September 30, 2022 and December 31, 2021 was $0 and $93,500, respectively.

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

The balance of the Fast Capital note as of September 30, 2022 and December 31, 2021 was $120,000 and $0, respectively.

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

Sixth Street Lending converted $70,125 and $3,188 accrued interest to 41,317,810 common shares in the quarter ended September 30, 2022. The balance of the Sixth Street #3 note as of September 30, 2022 and December 31, 2021 was $0 and $0, respectively.

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

The ONE44 Capital Note bears interest at a rate of 4% per annum and matures on February 16, 2023. Any amount of principal or interest on the Note which is not paid when due will bear interest at a rate of 24% per annum. The Note may not be prepaid in whole or in part except as provided in the Note by way of conversion at the option of the Buyer.

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

ONE44 Capital LLC converted $40,500 principal and $820 accrued interest to 59,595,837 common shares in the quarter ended September 30, 2022. The balance of the ONE44 Capital note as of September 30, 2022 and December 31, 2021 was $135,000 and $0, respectively.

Convertible Promissory Note – Conventry Enterprise, LLC

On March 3, 2022, the Company entered into a Securities Purchase Agreement, (the “Conventry Enterprise purchase agreement”) dated March 3, 2023, by and between the Company and Conventry Enterprise, LLC. Pursuant to the terms of the SPA, the Company agreed to issue and sell, and the Buyer agreed to purchase, a convertible note in the aggregate principal amount of $150,000 (the “Conventry Enterprise Note”). The Coventry Note has an original issue discount of $30,000, resulting in gross proceeds to the Company of $120,000. Pursuant to the terms of the Coventry SPA, the Company also agreed to issue 150,000 shares of restricted common stock to Coventry as additional consideration for the purchase of the Coventry Note.

The Conventry Enterprise Note bears interest at a rate of 10% per annum and matures on March 3, 2023. Any amount of principal or interest on the Note which is not paid when due will bear interest at a rate of 18% per annum. The Note may not be prepaid in whole or in part except as provided in the Note by way of conversion at the option of the Buyer.

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

The conversion price of the Conventry Enterprise Note equals the lesser of the Variable Conversion Price (as hereinafter defined). The “Variable Conversion Price” means 90% multiplied by the lowest VWAP (as defined in the Note) for the Company’s common stock during the 10 trading date period ending on the latest complete trading day prior to the conversion date.

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

Conventry Enterprise, LLC converted $30,503 principal and $21,417 accrued interest to 89,624,638 common shares in the quarter ended September 30, 2022.

The balance of the Conventry Enterprise note as of September 30, 2022 and December 31, 2021 was $149,497 and $0, respectively.

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

The ONE44 Capital Note bears interest at a rate of 4% per annum and matures on May 20, 2023. Any amount of principal or interest on the Note which is not paid when due will bear interest at a rate of 24% per annum. The Note may not be prepaid in whole or in part except as provided in the Note by way of conversion at the option of the Buyer.

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

The $10,000 original issue discounts, the $5,000 reimbursement and the conversion features were recorded as debt discounts and amortized over the term of the note. Therefore, the total debt discount at the inception date of this convertible promissory note were recorded at $115,000.

The balance of the ONE44 Capital note as of September 30, 2022 and December 31, 2021 was $115,000 and $0, respectively.

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

The $11,625 original issue discounts and the conversion features were recorded as debt discounts and amortized over the term of the note. Therefore, the total debt discount at the inception date of this convertible promissory note were recorded at $86,625.

The balance of the Diagonal note as of September 30, 2022 and December 31, 2021 was $86,625 and $0, respectively.

Convertible Promissory Note – Diagonal Lending LLC

On July 8, 2022, the Company entered into a Securities Purchase Agreement, (the “1800 Diagonal Lending LLC purchase agreement”), by and between the Company and Diagonal Lending LLC. Pursuant to the terms of the SPA, the Company agreed to issue and sell, and the Buyer agreed to purchase, a convertible note in the aggregate principal amount of $61,812 (the “Diagonal Note”). The Diagonal Note has an original issue discount of $5,375 and $3,750 paid to legal counsel for the Company, resulting in gross proceeds to the Company of $52,688.

The Note has a maturity date of July 8, 2023 and bears interest at 10% per annum. No payments of the principal amount or interest are due prior to the maturity date, other than as specifically set forth in the Note. The Company may not prepay the Note prior to the maturity date, other than by way of a conversion initiated by Investor.

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

The $5,375 original issue discounts and the conversion features were recorded as debt discounts and amortized over the term of the note. Therefore, the total debt discount at the inception date of this convertible promissory note were recorded at $61,812.

The balance of the Diagonal note as of September 30, 2022 and December 31, 2021 was $61,812 and $0, respectively.

Below is the summary of the principal balance and debt discounts as of September 30, 2022.

Convertible Promissory Note Holder	Start Date	End Date	Initial Note Principal Balance	Current Note Principal Balance	Debt Discounts As of Issuance	Amortization	Debt Discounts As of September 30, 2022
Scott Hoey	9/10/2020	9/10/2022	7,500	-	7,500	(7,500)	-
Cary Niu	9/18/2020	9/18/2022	50,000	-	50,000	(50,000)	-
Jesus Galen	10/6/2020	10/6/2022	30,000	-	30,000	(30,000)	-
Darren Huynh	10/6/2020	10/6/2022	50,000	-	50,000	(50,000)	-
Wayne Wong	10/6/2020	10/6/2022	25,000	-	25,000	(25,000)	-
Matt Singer	1/3/2021	1/3/2023	13,000	-	13,000	(13,000)	-
ProActive Capital	1/20/2021	1/20/2022	250,000	300,000	217,024	(217,024)	-
GS Capital #1	1/25/2021	1/25/2022	288,889	-	288,889	(288,889)	-
GS Capital #1 replacement	11/26/2021	5/31/2022	300,445	-	-	-	-
Tiger Trout SPA	1/29/2021	1/29/2022	1,540,000	228,208	1,540,000	(1,540,000)	-
GS Capital #2	2/16/2021	2/16/2022	577,778	-	577,778	(577,778)	-
GS Capital #2 - replacement	6/29/2022	8/16/2022	635,563	214,500	-	-	-
Labrys Fund, LLP	3/11/2021	3/11/2022	1,000,000	-	1,000,000	(1,000,000)	-
GS Capital #3	3/16/2021	3/16/2022	577,778	577,778	577,778	(577,778)	-
GS Capital #4	4/1/2021	4/1/2022	550,000	550,000	550,000	(550,000)	-
Eagle Equities LLC	4/13/2021	4/13/2022	1,100,000	1,100,000	1,100,000	(1,100,000)	-
GS Capital #5	4/29/2021	4/29/2022	550,000	550,000	550,000	(550,000)	-
GS Capital #6	6/3/2021	6/3/2022	550,000	550,000	550,000	(550,000)	-
Chris Etherington	8/26/2021	8/26/2022	165,000	165,000	165,000	(165,000)	-
Rui Wu	8/26/2021	8/26/2022	550,000	550,000	550,000	(550,000)	-
Sixth Street Lending #1	11/28/2021	11/28/2022	224,000	-	173,894	(173,894)	-
Sixth Street Lending #2	12/9/2021	12/9/2022	93,500	-	79,118	(79,118)	-
Fast Capital LLC	1/10/2022	1/10/2023	120,000	120,000	120,000	(85,242)	34,758
Sixth Street Lending #3	1/12/2022	1/12/2023	70,125	70,125	50,748	(50,748)	-
One 44 Capital	2/16/2022	2/16/2023	175,500	135,500	148,306	(91,828)	56,478
Conventry Enterprise	3/3/2022	3/3/2023	150,000	149,496	150,000	(86,712)	63,288
One 44 Capital #2	5/20/2022	5/20/2023	115,000	115,000	115,000	(41,904)	73,096

1800 Diagonal Lending LLC	6/23/2022	6/23/2023	86,625	86,625	86,625	(23,496)	63,129
1800 Diagonal Lending LLC	7/8/2022	7/8/2023	61,813	61,813	61,813	(14,198)	47,615
Total						Total	$338,364
						Remaining note principal balance	5,453,420
						Total convertible promissory notes, net	$5,115,056

Future payments of principal of convertible notes payable at September 30, 2022 are as follows:

Years ending December 31,
2022	$(4,785,486)
2023	(667,934)
2024	–
2025	-
Thereafter	–
Total	$(5,453,420)

Interest expense recorded related to the convertible notes payable for the nine months ended September 30, 2022 and 2021 were $1,227,507 and $1,058,967, respectively.

The Company amortized $2,285,817 and $4,459,337 of the discount on the convertible notes payable to interest expense for the nine months ended September 30, 2022 and 2021, respectively.

The Company recognized additional non-cash interest expense from excess derivative of $758,265 and $675,389 for the nine months ended September 30, 2022 and 2021, respectively.

NOTE 9 – SHARES TO BE ISSUED - LIABILITY

As of September 30, 2022 and December 31, 2021, the Company entered into various consulting agreements with consultants, directors, and convertible debt. The balances of shares to be issued – liability were $498,333 and $1,047,885, respectively. The Company recorded these consultant and director shares under liability based on the shares will be issued at a fixed monetary amount known at inception under ASC 480.

Shares to be issued - liability is summarized as below:

Beginning Balance, January 1, 2022	$1,047,885
Shares to be issued	597,819
Shares issued	(1,097,371)
Ending Balance, September 30, 2022	$548,333

Shares to be issued - liability is summarized as below:

Beginning Balance, January 1, 2021	$87,029
Shares to be issued	6,415,046
Shares issued	(5,454,190)
Ending Balance, December 31, 2021	$1,047,885

NOTE 10 – DERIVATIVE LIABILITY

The derivative liability is derived from the conversion features in note 8 signed for the period ended December 31, 2021. All were valued using the weighted-average Binomial option pricing model using the assumptions detailed below. As of September 30, 2022 and December 31, 2021, the derivative liability was $1,806,222 and $513,959, respectively. The Company recorded $1,734,004 gain and $361,904 gain from changes in derivative liability during the three months ended September 30, 2022 and 2021, respectively. The Company recorded $974,446 loss and $336,139 gain from changes in derivative liability during the nine months ended September 30, 2022 and 2021, respectively.

The Binomial model with the following assumption inputs:

September 30, 2022
Annual Dividend Yield	—
Expected Life (Years)	0.3 – 1.0 years
Risk-Free Interest Rate	0.02% - 0.04%
Expected Volatility	259 - 442%

Fair value of the derivative is summarized as below:

Beginning Balance, December 31, 2021	$513,959
Additions	2,451,945
Mark to Market	974,446
Cancellation of Derivative Liabilities Due to Conversions	-
Reclassification to APIC Due to Conversions	(2,134,128)
Ending Balance, September 30, 2022	$1,806,222

December 31, 2021
Annual Dividend Yield	—
Expected Life (Years)	0.6 – 0.8 years
Risk-Free Interest Rate	0.07% - 0.39%
Expected Volatility	145 - 485%

Fair value of the derivative is summarized as below:

Beginning Balance, December 31, 2020	$304,490
Additions	1,343,518
Mark to Market	(1,029,530)
Cancellation of Derivative Liabilities Due to Conversions	-
Reclassification to APIC Due to Conversions	(104,519)
Ending Balance, December 31, 2021	$513,959

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

The Company amortized $50,332 and $165,970 of the discount on the convertible notes payable to interest expense for the months ended September 30, 2022 and 2021, respectively. The outstanding debt premium as of September 30, 2022 was $66,722.

For the nine months ended September 30, 2022 and 2021, the Company paid $105,822 and $0 to the Amir 2021 Note, respectively.

The balance of the Amir 2021 note as of September 30, 2022 and December 31, 2021 were $1,164,042 and $1,269,864, respectively.

Note payable – Amir with interest

For the nine months ended September 30, 2022 and 2021, the Company borrowed $79,000 and $0 from Amir. The maturity date of the note is July 1, 2024 and the Company has to pay $3,292 per month commencing August 1, 2022 and has no interest.

For the nine months ended September 30, 2022, $3,950 was paid to Amir.

The balance of the note payable as of September 30, 2022 and December 31, 2021 were $75,050 and $0, respectively.

Note payable – Amir without interest

For the nine months ended September 30, 2022 and 2021, the Company borrowed $525,050 and $0 from Amir. The note is due on demand and has no interest. The Company recorded $4,185 imputed interest related to this note payable due to Amir.

The balance of the note payable as of September 30, 2022 and December 31, 2021 were $525,050 and $0, respectively.

NOTE 12 – RELATED PARTY TRANSACTIONS

As of December 31, 2020, the Company’s Chief Executive Officer had advanced $2,162,562 to the Company for payment of the Company’s operating expenses. The Company recorded $4,185 and $15,920 as imputed interest and recorded as additional paid in capital for the nine months ended September 30, 2022 and 2021, respectively from the loan advanced by the Company’s Chief Executive Officer.

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

At the time of the qualification by the SEC of the Company’s Offering Circular, pursuant to Regulation A, $1,000,000 of the Indebtedness shall, automatically and without any further action of the Company or the Holder, be converted into a number of restricted fully paid and non-assessable shares of shares of common stock, of the Company equal to (i) $1,000,000 divided by (ii) the price per share of the Common Stock as offered in the Offering Circular.

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

For the nine months ended September 30, 2022 and 2021, the Company paid $105,822 and $137,500 to the Amir 2021 Note, respectively.

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

As of September 30, 2022 and December 31, 2021, the Company has a payable balance owed to the sellers of Magiclytics of $97,761 and $97,761 from the acquisition of Magiclytics on February 3, 2021.

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

For the nine months ended September 30, 2022 and 2021, the Company borrowed $79,000 and $0 from Amir. The maturity date of the note is July 1, 2024 and the Company has to pay $3,292 per month commencing August 1, 2022.

For the nine months ended September 30, 2022 and 2021, the company paid $3,950 and $0 to Amir respectively.

The balance of the note payable as of September 30, 2022 and December 31, 2021 were $75,050 and $0, respectively.

For the nine months ended September 30, 2022 and 2021, the Company borrowed $525,050 and $0 from Amir. The note is due on demand and has no interest. The Company recorded $4,185 imputed interest related to this note payable due to Amir.

Kaplun Resignation

On May 27, 2022, Dmitry Kaplun resigned as the Company’s Chief Financial Officer, principal financial officer and principal accounting officer, effective immediately. Mr. Kaplun resigned for personal reasons and in order to pursue other opportunities, and will continue to provide consulting services to the Company for at least 90 days

Termination and Release Agreement

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

Note 13 - JOINT VENTURE AGREEMENT - CONSOLIDATED SUBSIDIARY

On July 31, 2022, the Company entered into a joint venture deal memo with Alden Henri Reiman (“Mr. Reiman”), pursuant to which the parties agreed to enter into a more permanent joint venture arrangement, involving the creation of a Nevada limited liability company, The Reiman Agency LLC (the “Agency”), of which the Company shall own 51% of the membership units, and Mr. Reiman shall own 49% of the membership units. Mr. Reiman is to serve as President of the Agency, pursuant to the terms of an Executive Employment Agreement. The parties’ respective membership interests shall be non-transferrable, and the Agency shall not issue additional membership interests, unless the parties mutually consent in each instance. The Company consolidate this joint venture since we owned 51% and has control in this entity.

Mr. Reiman shall oversee the day-to-day operations of the Agency, but shall consult with the Company on a regular basis and regularly update the Company on the status of deals and the operations of the business. All material business and financial decisions shall be subject to the Company’s final approval. The Company shall not exercise its approval rights in an arbitrary or capricious manner.

In the event that Mr. Reiman determines that office space is required to properly carry on the business of the Agency, Mr. Reiman shall have the authority to lease a reasonable office space on behalf of the Agency, subject to the Company’s prior review and approval. The Company has agreed and approved an office leasing budget of up to $200,000 USD annually. Expenses in excess of $400 must be pre-approved by the Company.

On the Effective Date, the parties closed the Agreement by executing an Operating Agreement for the Agency, dated the Effective Date, which encapsulates the essential terms and conditions contained in the Agreement.

In connection with Mr. Reiman’s appointment as President of the Agency, on the Effective Date, the Company and the Agency, a majority owned subsidiary of the Company, entered into a written Executive Employment Agreement (the “Employment Agreement”) with Mr. Reiman for a term of two (2) years following the Effective Date (the “Initial Term”). The Initial Term and any renewal term shall automatically be extended for up to two (2) more additional terms of two (2) years (each a “Renewal Term”), for an aggregate of up to six (6) years.

The Employment Agreement provides Mr. Reiman with a monthly base salary of $37,500 per month, payable on a weekly basis in accordance with the Company’s own payroll policies for the initial term, provided however, that if within the three (3) month period following full execution of the Employment Agreement the Agency is profitable, the Base Salary shall increase to $42,500 per month, beginning the week following the end of the Period.

Additionally, on the last day of each month of the term, Mr. Reiman shall be entitled to an amount of shares equal to seven and one half percent (7.5%) of the net receipts for the applicable month (“Additional Shares”), divided by the twenty (20) day VWAP of such shares from the last day of the applicable month. All Additional Shares issued to Mr. Reiman pursuant to the Employment Agreement shall be issued to Mr. Reiman within seven (7) business days of the date such shares vest.

Mr. Reiman shall also be entitled to Twenty-Five Percent (25%) of the net receipts, generated by the Agency during each month (the “Commission Bonus”). The Commission Bonus shall be calculated monthly and paid to Reiman within seven (7) business days of the last business day of the applicable month.

The Company allocate the net income or loss of this joint venture to non-controlling interest based on the ownership of this joint venture. The non-controlling interest for the three and nine months ended September 30, 2022 was $43,501.

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

The Company filed a Certificate of Amendment to the Articles of Incorporation with the Secretary of State of the State of Nevada on June 13, 2022 for the purpose of amending the Articles of Incorporation of the Company to reduce the par value of the common stock of the Company, par value $0.001 per share, from $0.001 to $0.000001.

On June 23, 2022, the Company filed Articles of Amendment to the Company’s Articles of Incorporation with the Nevada Secretary of State that had the effect of increasing the authorized shares of common stock from 2,000,000,000 to 8,000,000,000. The Company’s Preferred Stock was unchanged by the Amendment.

One share of Series X Preferred Stock is outstanding as of September 30, 2022. The single share of Series X Preferred Stock outstanding is held by Amir Ben-Yohanan, the Company’s Chief Executive Officer, who also holds 56,847,213 shares of Common Stock as of June 23, 2022. In the aggregate, Mr. Ben-Yohanan holds 61.68% of the voting power of the Company as of June 23, 2022.

Preferred Stock

As of September 30, 2022 and December 31, 2021, there was 1 preferred share issued and outstanding.

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

Common Stock

As of September 30, 2022 and December 31, 2021, the Company had 8,000,000,000 shares of common stock authorized with a par value of $0.000001. There were 1,590,092,535 and 97,785,111 shares issued and outstanding as of September 30, 2022 and December 31, 2021, respectively.

For the three months ended September 30, 2022, the Company issued 28,700,000 shares to consultants and directors at fair value of $76,000.

For the three months ended September 30, 2022, the Company issued 1,222,380,000 shares to settle a conversion of $1,616,739 of convertible promissory note principal and accrued interest.

For the three months ended September 30, 2022, the Company received net proceeds of $23,157 in connection with the ELOC.

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

For the three months ended June 30, 2021, the Company issued warrants at fair value of $15,797 to a non-employee as compensation.

Warrants

A summary of the Company’s stock warrants activity is as follows:

	Number of Options (in thousands)	Weighted- Average Exercise Price	Weighted- Average Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding at December 31, 2021	165,077	$2.05	4.9	-
Granted	-	-	-	-
Exercised	-	-	-	-
Canceled	-	-	-	-
Outstanding at September 30, 2022	165,077	$2.05	4.0	$-
Vested and expected to vest at December 31, 2021	165,077	$2.05	4.0	$-
Exercisable at September 30, 2022	165,077	$2.05	4.0	$-

No stock options were granted by the Company during the nine months ended September 30, 2022.

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

Plan Administration

The Board or one or more committees appointed by the Board will administer the 2023 Plan. In addition, if the Company determines it is desirable to qualify transactions under the 2023 Plan as exempt under Rule 16b-3 of the Securities Exchange Act of 1934, as amended, such transactions will be structured with the intent that they satisfy the requirements for exemption under Rule 16b-3. Subject to the provisions of the 2023 Plan, the administrator has the power to administer the 2023 Plan and make all determinations deemed necessary or advisable for administering the 2023 Plan, including the power to determine the fair market value of the Company’s common stock, select the service providers to whom awards may be granted, determine the number of shares covered by each award, approve forms of award agreements for use under the 2023 Plan, determine the terms and conditions of awards (including the exercise price, the time or times at which the awards may be exercised, any vesting acceleration or waiver or forfeiture restrictions and any restriction or limitation regarding any award or the shares relating thereto), construe and interpret the terms of the 2023 Plan and awards granted under it, prescribe, amend and rescind rules relating to the 2023 Plan, including creating sub-plans and modify or amend each award, including the discretionary authority to extend the post-termination exercisability period of awards (provided that no option or stock appreciation right will be extended past its original maximum term), and to allow a participant to defer the receipt of payment of cash or the delivery of shares that would otherwise be due to such participant under an award. The administrator also has the authority to allow participants the opportunity to transfer outstanding awards to a financial institution or other person or entity selected by the administrator and to institute an exchange program by which outstanding awards may be surrendered or cancelled in exchange for awards of the same type which may have a higher or lower exercise price or different terms, awards of a different type or cash, or by which the exercise price of an outstanding award is increased or reduced. The administrator’s decisions, interpretations and other actions are final and binding on all participants.

Eligibility

Awards under the 2023 Plan, other than incentive stock options, may be granted to employees (including officers) of the Company or a subsidiary, members of the Company’s Board, or consultants engaged to render bona fide services to the Company or a subsidiary. Incentive stock options may be granted only to employees of the Company or a subsidiary.

Stock Options

Stock options may be granted under the 2023 Plan. The exercise price of options granted under the 2023 Plan generally must at least be equal to the fair market value of the Company’s common stock on the date of grant. The term of each option will be as stated in the applicable award agreement; provided, however, that the term may be no more than 10 years from the date of grant. The administrator will determine the methods of payment of the exercise price of an option, which may include cash, shares or other property acceptable to the administrator, as well as other types of consideration permitted by applicable law. After the termination of service of an employee, director or consultant, they may exercise their option for the period of time stated in their option agreement. In the absence of a specified time in an award agreement, if termination is due to death or disability, the option will remain exercisable for 12 months. In all other cases, in the absence of a specified time in an award agreement, the option will remain exercisable for three months following the termination of service. An option may not be exercised later than the expiration of its term. Subject to the provisions of the 2023 Plan, the administrator determines the other terms of options.

Notwithstanding any other provision of the 2023 Plan to the contrary, the aggregate grant date fair value of all awards granted, under the 2023 Plan, to any director who is not an employee, during any fiscal year of the Company, taken together with any cash compensation paid to such director during such fiscal year, shall not exceed $300,000.

Stock Appreciation Rights

Stock appreciation rights may be granted under the 2023 Plan. Stock appreciation rights allow the recipient to receive the appreciation in the fair market value of the Company’s common stock between the exercise date and the date of grant. Stock appreciation rights may not have a term exceeding 10 years. After the termination of service of an employee, director or consultant, they may exercise their stock appreciation right for the period of time stated in their stock appreciation right agreement. In the absence of a specified time in an award agreement, if termination is due to death or disability, the stock appreciation rights will remain exercisable for 12 months. In all other cases, in the absence of a specified time in an award agreement, the stock appreciation rights will remain exercisable for three months following the termination of service. However, in no event may a stock appreciation right be exercised later than the expiration of its term. Subject to the provisions of the 2023 Plan, the administrator determines the other terms of stock appreciation rights, including when such rights become exercisable and whether to pay any increased appreciation in cash or with shares of the Company’s common stock, or a combination thereof, except that the per share exercise price for the shares to be issued pursuant to the exercise of a stock appreciation right will be no less than 100% of the fair market value per share on the date of grant.

Restricted Stock

Restricted stock may be granted under the 2023 Plan. Restricted stock awards are grants of shares of the Company’s common stock that vest in accordance with terms and conditions established by the administrator. The administrator will determine the number of shares of restricted stock granted to any employee, director or consultant and, subject to the provisions of the 2023 Plan, will determine the terms and conditions of such awards. The administrator may impose whatever conditions to vesting it determines to be appropriate (for example, the administrator may set restrictions based on the achievement of specific performance goals or continued service to the Company); provided, however, that the administrator, in its sole discretion, may accelerate the time at which any restrictions will lapse or be removed. Recipients of restricted stock awards generally will have voting and dividend rights with respect to such shares upon grant without regard to vesting, unless the administrator provides otherwise. Shares of restricted stock that do not vest are subject to the Company’s right of repurchase or forfeiture.

Restricted Stock Units

RSUs may be granted under the 2023 Plan. RSUs are bookkeeping entries representing an amount equal to the fair market value of one share of the Company’s common stock. Subject to the provisions of the 2023 Plan, the administrator determines the terms and conditions of RSUs, including the vesting criteria and the form and timing of payment. The administrator may set vesting criteria based upon the achievement of Company-wide, divisional, business unit or individual goals (including continued employment or service), applicable federal or state securities laws or any other basis determined by the administrator in its discretion. The administrator, in its sole discretion, may pay earned RSUs in the form of cash, in shares of the Company’s common stock or in some combination thereof. Notwithstanding the foregoing, the administrator, in its sole discretion, may accelerate the time at which any vesting requirements will be deemed satisfied.

Performance Units and Performance Shares

Performance units and performance shares may be granted under the 2023 Plan. Performance units and performance shares are awards that will result in a payment to a participant only if performance goals established by the administrator are achieved or the awards otherwise vest. The administrator will establish performance objectives or other vesting criteria in its discretion, which, depending on the extent to which they are met, will determine the number or the value of performance units and performance shares to be paid out to participants. The administrator may set performance objectives based on the achievement of Company-wide, divisional, business unit or individual goals (including continued employment or service), applicable federal or state securities laws or any other basis determined by the administrator in its discretion. After the grant of a performance unit or performance share, the administrator, in its sole discretion, may reduce or waive any performance criteria or other vesting provisions for such performance units or performance shares. Performance units shall have an initial dollar value established by the administrator on or prior to the grant date. Performance shares shall have an initial value equal to the fair market value of the Company’s common stock on the grant date. The administrator, in its sole discretion, may pay earned performance units or performance shares in the form of cash, in shares or in some combination thereof.

Non-Employee Directors

The 2023 Plan provides that all non-employee directors will be eligible to receive all types of awards (except for incentive stock options) under the 2023 Plan. The 2023 Plan includes a maximum limit of $300,000 of equity awards that may be granted to a non-employee director in any fiscal year. Any equity awards granted to a person for their services as an employee, or for their services as a consultant (other than as a non-employee director), will not count for purposes of the limitation. The maximum limit does not reflect the intended size of any potential compensation or equity awards to the Company’s non-employee directors.

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

NOTE 15 – SUBSEQUENT EVENTS

The Company has evaluated events subsequent to September 30, 2022, to assess the need for potential recognition or disclosure in the consolidated financial statements. Such events were evaluated through November 14, 2022, the date and time the consolidated financial statements were issued, and it was determined that no subsequent events, except as follows, occurred that required recognition or disclosure in the consolidated financial statements.

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

Overview

We are an influencer-based social media firm and digital talent management agency. We offer management, production and deal-making services to our handpicked influencers, a management division for individual influencer clients, and an investment arm for joint ventures and acquisitions for companies in the social media influencer space. Our management team consists of successful entrepreneurs with financial, legal, marketing, and digital content creation expertise.

Through our subsidiary, West of Hudson Group, Inc. (“WOHG”), we generate revenues primarily from talent management of social media influencers and for paid promotion by companies looking to utilize such social media influencers to promote their products or services. We solicit companies for potential marketing collaborations and cultivated content creation, work with the influencers and the marketing entity to negotiate and formalize a brand deal and then execute the deal and receive a certain percentage from the deal. In addition to the in-house brand deals, we generate income by providing talent management and brand partnership deals to influencers.

In September 2021, we launched our own subscription-based site, HoneyDrip.com, which provides a digital space for creators to share unique content with their subscribers. Since December 31, 2021, we have terminated all leases and focus on brand deals, the Honeydrip platform, and Magiclytics software.

Recent Developments

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

1 800 Diagonal Lending Securities Purchase Agreement

On July 11, 2022, the Company entered into a securities purchase agreement (the “Securities Purchase Agreement”), dated as of July 8, 2022, with 1800 Diagonal Lending LLC (“Diagonal Lending”), pursuant to which the Company issued, on July 11, 2022, a convertible promissory note to Diagonal Lending in the aggregate principal amount of $61,813 for a purchase price of $56,438 (the “Purchase Price”), reflecting a $5,375 original issue discount (the “Note”).

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

During the period conversion rights exist, the Company is required to reserve from its authorized and unissued common stock a sufficient number of shares, free from preemptive rights, to provide for the issuance of common stock upon the full conversion of the Note multiplied by 4.5 (the “Reserved Amount”). The Reserved Amount shall be increased from time to time in accordance with the Company’s obligations contained in the Note. If, at any time, the Company does not maintain the Reserved Amount, it shall constitute an Event of Default (as defined in the Note).

Other Events of Default under the Note include, but are not limited to: (1) failure to pay principal or interest on the Note when due; (2) failure to issue and transfer Common Stock upon exercise by Diagonal Lending of its conversion rights; (3) the breach by the Company of any material covenant or other material term or condition of the Note which remains uncured after 20 days’ notice by Diagonal Lending; (4) a breach of representations or warranties contained in the Note by the Company; (5) certain bankruptcy or insolvency related events; (6) delisting of the Common Stock resulting in the shares no longer being listed OTC or on any U.S. securities exchange; (7) failure to timely file a Securities and Exchange Commission (“SEC”) report required by the Securities Exchange Act of 1934, as amended, remaining uncured 10 days after due; (8) a restatement of any financial statements by the Company with the SEC any time after 180 days from July 8, 2022 until the Note is no longer outstanding, if such restatement would result in a material adverse effect on the rights of Diagonal Lending under the Note or Securities Purchase Agreement; (9) failure to comply with certain requirements relating to the replacement of the Company’s transfer agent; and (10) a cross default under any agreement or instrument between, among or by the Company and, or for the benefit of, Diagonal Lending and any affiliate of Diagonal Lending, including other promissory notes, but excluding documents relating or ancillary to the Note.

If an Event of Default has occurred and continues uncured, the Note shall become immediately due and payable. If an Event of Default occurs because the Company fails to issue shares of Common Stock to Diagonal Lending within three business days of receiving a notice of conversion from Diagonal Lending, the Company shall pay an amount equal to the Default Amount (defined below) multiplied by two (2) in full satisfaction of the Company’s obligations under the Note. If an Event of Default occurs for any other reason that continues uncured (or in the case of an appointment of a receiver, bankruptcy, liquidation, or a similar default that may not be cured), the Company shall pay an amount equal to 150% of the Default Amount (defined below) in full satisfaction of the Company’s obligations under the Note.

The “Default Amount” is equal to the sum of (a) accrued and unpaid interest on the principal amount of the Note to the date of payment plus (b) default interest, which is calculated based on a rate of 22% per year (inclusive of the 10% interest per year that would be due absent an event of default), plus (c) certain other amounts that may be owed under the Note.

Ben-Yohanan Promissory Note

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

Clubhouse Media Group, Inc. 2023 Equity Incentive Plan

On July 11, 2022, the Board of Directors of the Company and stockholders holding a majority of the voting power of the Company approved and adopted the Clubhouse Media Group, Inc. 2023 Equity Incentive Plan (the “2023 Plan”). The 2023 Plan authorizes the issuance of up to an aggregate maximum of 75,000,000 shares of the common stock, subject to adjustment as described in the 2023 Plan. The 2023 Plan is administered by the Board or one or more committees appointed by the Board or another committee. The 2023 Plan authorizes the Company to grant stock options, stock appreciation rights, restricted shares, restricted share unit, cash awards, other awards, and performance-based awards. Awards may be granted to the Company’s officers, employees, directors and consultants. The purpose of 2023 Plan is to (i) to attract and retain the best available personnel for positions of substantial responsibility, (ii) to provide additional incentive to employees, directors and consultants, and (ii) to promote the success of the Company’s business. The 2023 Plan automatically will terminate on July 11, 2032, unless it is terminated sooner.

On July 21, 2022, the Company filed a Registration Statement on Form S-8 with the SEC to register 75,000,000 shares of the Company’s common stock, issuable pursuant to the 2023 Plan.

The Reiman Agency LLC

On July 31, 2022, the Company and Alden Henri Reiman created a joint venture, The Reiman Agency LLC (the “Agency”), of which the Company owns 51% of the membership units, and Mr. Reiman owns 49% of the membership units. Mr. Reiman serves as President of the Agency. Mr. Reiman will oversee the day-to-day operations of the Agency, but will consult with the Company on a regular basis and regularly update the Company on the status of deals and the operations of the business. All material business and financial decisions will be subject to the Company’s final approval.

In the event that Mr. Reiman determines that office space is required to properly carry on the business of the Agency, Mr. Reiman has the authority to lease a reasonable office space on behalf of the Agency, subject to the Company’s prior review and approval. The Company has agreed and approved an office leasing budget of up to $200,000 annually.

Reiman Executive Employment Agreement

In connection with Mr. Reiman’s appointment as President of the Agency, on July 31, 2022, the Company and the Agency entered into a written Executive Employment Agreement (the “Employment Agreement”) with Mr. Reiman for a term of two years following the effective date (the “Initial Term”). The Initial Term and any renewal term will automatically be extended for up to two more additional terms of two years (each a “Renewal Term”), for an aggregate of up to six years.

The Employment Agreement provides Mr. Reiman with a monthly base salary of $37,500; provided however, that if within the three month period following execution of the Employment Agreement the Agency is profitable, the monthly base salary will increase to $42,500. Mr. Reiman is also be entitled to:

●	A one-time signing bonus of $125,000, as well as an additional $125,000, paid in equal monthly installments over the first three months, and subject to a reasonable claw back in the event of a termination for cause; and
●	25,000,000 shares of unregistered Company common stock.

Additionally, on the last day of each month of the term, Mr. Reiman is entitled to an amount of shares equal to 7.5% of the net receipts for the applicable month, divided by the 20 day VWAP of such shares from the last day of the applicable month. Mr. Reiman is also entitled to 25% of the net receipts generated by the Agency during each month.

Restricted Share Issuances

Between May 2022 and July 2022, the Company issued an aggregate of 437,496,862 shares of restricted common stock.

Results of Operations

For the Three and Nine Months Ended September 30, 2022 Compared to the Three and Nine Months Ended September 30, 2021

Net Revenue

Net revenue was $2,159,135 for the three months ended September 30, 2022, compared to net revenue of $1,768,677 for the three months ended September 30, 2021. The increase was the result of couple big projects from the Alden Reiman’s agency such as Klay Thompson and Draftkings.

Net revenue was $4,873,544 for the nine months ended September 30, 2022, compared to net revenue of $3,222,015 for the nine months ended September 30, 2021. The increase was the result of the costs related to the couple big projects from the Alden Reiman’s agency such as Klay Thompson and Draftkings.

Cost of Goods Sold

Cost of goods sold was $1,354,670 for the three months ended September 30, 2022, compared to cost of goods sold of $1,467,333 for the three months ended September 30, 2021. The increase was due to the Company paid additional consultants or content creators as commissions for the three months ended September 30, 2022.

Cost of goods sold was $3,379,178 for the nine months ended September 30, 2022, compared to cost of goods sold of $2,649,120 for the nine months ended September 30, 2021. The increase was due to the Company paid additional consultants or content creators as commissions for the six months ended September 30, 2022.

Gross Profit

Gross profit was $804,465 for the three months ended September 30, 2022, compared to gross profit of $301,344 for the three months ended September 30, 2021. The gross profit percentage was 37.26% for the three months ended September 30, 2022, compared to 17.04% for the three months ended September 30, 2021. The increase is because the Company negotiated better deals from the revenue brought by Alden Reiman.

Gross profit was $1,494,366 for the nine months ended September 30, 2022, compared to gross profit of $572,895 for the nine months ended September 30, 2021. The gross profit percentage was 30.66% for the nine months ended September 30, 2022, compared to 17.78% for the nine months ended September 30, 2021. The increase is because the Company negotiated better deals from the revenue brought by Alden Reiman.

Operating Expenses

Operating expenses for the three months ended September 30, 2022 were $1,058,708, compared to $3,382,248 for the three months ended September 30, 2021. The variances were as follows: (i) a decrease in rent and utilities expense of $396,568; (ii) a decrease in professional and consultant fees of $1,087,668; (iii) a decrease in sales and marketing expenses of $162,990; (iv) a decrease of production expense of $46,798; (v) a decrease of payroll of $472,402; (vi) a decrease in other selling, general, and administrative expense of $157,115. The overall decrease in total operating expenses resulted from a decrease in the stock compensation to consultants, the termination of all leases by the end of 2021, and reduced advertising expenses.

Non-cash operating expenses for the three months ended September 30, 2022 were $137,284, including (i) depreciation and amortization of $27,951; and (ii) stock-based compensation of $109,333. Non-cash operating expenses for the three months ended September 30, 2021 were $1,275,505 from stock compensation expense of $1,266,991 and depreciation expense of $8,514 All these non-cash operating expenses were already included in the operating expenses in the paragraph disclosed above.

Operating expenses for the nine months ended September 30, 2022 were $3,459,746, compared to $12,780,575 for the nine months ended September 30, 2021. The variances were as follows: (i) a decrease in rent and utilities expense of $1,451,979; (ii) a decrease in professional and consultant fees of $5,134,305; (iii) a decrease in sales and marketing expenses of $665,486; (iv) a decrease of production expense of $113,467; (v) an increase of payroll of $1,040,879; and (vi) a decrease in other selling, general, and administrative expense of $914,714. The overall decrease in total operating expenses resulted from a decrease in the stock compensation to consultants, the termination of all leases by the end of 2021, and reduced advertising expenses.

Non-cash operating expenses for the nine months ended September 30, 2022 were $528,292, including (i) depreciation and amortization of $68,255; and (ii) stock-based compensation of $460,037. Non-cash operating expenses for the nine months ended September 30, 2021 were $5,537,203 from stock compensation expense of $5,514,675 and depreciation expense of $22,528. All these non-cash operating expenses were already included in the operating expenses in the paragraph disclosed above.

Other (Income) Expenses

Other (income) expenses for the three months ended September 30, 2022 were $(1,089,662), as compared to $2,321,057 for the three months ended September 30, 2021. Other (income) expenses for the three months ended September 30, 2022 included (i) change in fair value derivative liability of $(1,734,004); (ii) interest expense of $262,432; (iii) non cash amortization of debt discounts of $294,571; and (iv) non-cash excess derivatives of $87,338.

Other (income) expenses for the three months ended September 30, 2021 included (i) change in fair value derivative liability of $(361,904); (ii) interest expense of $191,486; (iii) other expense for $27,708; (iv) non cash amortization of debt discounts of $1,788,378. The change in derivative liability is the non-cash change in the fair value and relates to our derivative instruments.

Other expenses for the nine months ended September 30, 2022 were $5,623,465, as compared to $6,303,202 for the nine months ended September 30, 2021. Other expenses for the nine months ended September 30, 2022 included (i) change in fair value derivative liability of $974,446; (ii) interest expense of $1,227,507; (iii) non-cash amortization of debt discounts of $2,285,817; (iv) non-cash excess derivatives of $758,265; (v) loss in extinguishment of debt of $1,190,809 and offset by $813,379 gain in debt settlement from reduction of principal balance by a convertible debt holder.

Other (income) expenses for the nine months ended September 30, 2021 included (i) change in fair value derivative liability of $(336,139); (ii) interest expense of $1,058,967; (iii) extinguishment of debt from related party for $297,138; (iv) non-cash amortization of debt discounts of $4,459,337. The change in derivative liability is the non-cash change in the fair value and relates to our derivative instruments.

Net (Income) Loss

Net (income) loss for the three months ended September 30, 2022 was $(835,419), compared to $5,401,961 for the three months ended September 30, 2021 for the reasons discussed above.

Net (income) loss for the nine months ended September 30, 2022 was $7,588,845, compared to $18,510,882 for the nine months ended September 30, 2021 for the reasons discussed above.

Liquidity and Capital Resources

Operating Activities

Net cash used in operating activities for the nine months ended September 30, 2022 was $1,843,066. This amount was primarily related to a net loss of $7,588,845, offset by (i) a net working capital increase of $197,183; (ii) non-cash expenses of $5,548,596, including (a) depreciation and amortization of $68,255; (b) interest expense from amortization of debt discounts of $2,285,817; (c) stock-based compensation of $460,037; (d) change in fair value of derivative liability of $974,446; (e) interest expense from debt restructuring of $620,160; (f) accretion expense from excess derivative liability of $758,265; and (g) loss in extinguishment of debt of $1,190,809; and offset by gain in debt settlement of $813,378.

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

Investment Activities

Net cash used in investing activities for the nine months ended September 30, 2022 was $298,877. The Company purchased $293,877 in internally used software during the nine months ended September 30, 2022.

Net cash used in investing activities for the nine months ended September 30, 2021 was $302,740. The Company purchased $33,900 in property, plant, and equipment and $268,916 in internal used software for the nine months ended September 30, 2021.

Financing Activities

Net cash provided by financing activities for the nine months ended September 30, 2022 was $1,885,429. The amount was related to shares issued for cash of $596,258; proceeds from our chief executive officer and chairman of the Board of $525,050; repayment to our Chief Executive Officer and Chairman of the Board of $105,822 and proceeds from borrowing from convertible notes payable of $888,063 and repayments of $18,119 to convertible notes payable holders.

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

Off-Balance Sheet Arrangements

As of September 30, 2022, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K promulgated under the Securities Act reasonably likely to have a material effect on our financial condition.

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

As described under “Recently Adopted Accounting Pronouncements,” below, the primary impact of adopting ASC 842 for the Company was the recognition in the consolidated balance sheet of certain lease-related assets and liabilities for operating leases with terms longer than 12 months. The Company elected to use the short-term exception and does not records assets/liabilities for short term leases as of September 30, 2022 and December 31, 2021.

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

Based on the Company’s evaluations, revenue from Managed Services is reported on a gross basis because the Company has the primary obligation to fulfill the performance obligations and it creates, reviews and controls the services. The Company takes on the risk of payment to any third-party creators and it establishes the contract price directly with its customers based on the services requested in the statement of work. The contract liabilities as of September 30, 2022 and December 31, 2021 was $146,276 and $337,500, respectively.

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

Software Development Costs

We apply ASC 350-40, Intangibles—Goodwill and Other—Internal Use Software, in review of certain system projects. These system projects generally relate to software we do not intend to sell or otherwise market. In addition, we apply this guidance to our review of development projects related to software used exclusively for our SaaS subscription offerings. In these reviews, all costs incurred during the preliminary project stages are expensed as incurred. Once the projects have been committed to and it is probable that the projects will meet functional requirements, costs are capitalized. These capitalized software costs are amortized on a project-by-project basis over the expected economic life of the underlying product on a straight-line basis, which is five years. Amortization commences when the software is available for its intended use. Amounts capitalized related to development of internal use software are included in property and equipment, net, on our Consolidated Balance sheets and related depreciation is recorded as a component of amortization of intangible assets and depreciation in our consolidated statements of operations. During the nine months ended September 30, 2022 and 2021, we capitalized approximately $291,818 and $111,867, respectively, related to internal use software and recorded $42,020 and $0 in related amortization expense, respectively. Unamortized costs of capitalized internal use software totaled $709,890 and $458,033 as of September 30, 2022 and December 31, 2021, respectively.

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

For other intangible assets that are not deemed indefinite-lived, cost is generally amortized on a straight-line basis over the asset’s estimated economic life, except for individually significant customer-related intangible assets that are amortized in relation to total related sales. Amortizable intangible assets are reviewed for impairment whenever events or changes in circumstances indicate that the related carrying amounts may not be recoverable. In these circumstances, they are tested for impairment based on undiscounted cash flows and, if impaired, written down to estimated fair value based on either discounted cash flows or appraised values. The Company impaired $0 and $0 of goodwill for the nine months ended September   30, 2022 and 2021, respectively.

Impairment of Long-Lived Assets

Long-lived assets, which include property, plant and equipment and intangible assets, are reviewed for impairment whenever events or changes in circumstances indicate the carrying amount of an asset may not be recoverable.

Recoverability of long-lived assets to be held and used is measured by comparing the carrying amount of an asset to the estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated undiscounted future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the assets. Fair value is generally determined using the asset’s expected future discounted cash flows or market value, if readily determinable. Based on its review, the Company believes that, as of September 30, 2022 and December 31, 2021, there was no impairment loss of its long-lived assets.

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

The Company used Level 3 inputs for its valuation methodology for the derivative liabilities for conversion feature of the convertible notes in determining the fair value the weighted-average Binomial option pricing model following assumption inputs. The fair value of derivative liability as of September 30, 2022 and December 31, 2021 was $1,806,222 and $513,959, respectively.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Disclosure controls are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Exchange Act, such as this quarterly report, is recorded, processed, summarized, and reported within the time period specified in the SEC’s rules and forms. Disclosure controls and procedures are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including the principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. Our management, with the participation of our principal executive officer and principal financial officer (our “Certifying Officers”), evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2022, pursuant to Rule 13a-15(b) under the Exchange Act. Based upon that evaluation, our Certifying Officers concluded that, as of September 30, 2022, our disclosure controls and procedures were effective.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

For the three months ended September 30, 2022, the Company issued 28,700,000 shares to consultants and directors at fair value of $76,000.

For the three months ended September 30, 2022, the Company issued 1,222,380,000 shares to settle a conversion of $1,616,739 of convertible promissory note principal and accrued interest.

For the three months ended September 30, 2022, the Company received net proceeds of $23,157 in connection with the ELOC.

The above issuances were made pursuant to an exemption from registration as set forth in 506 of Regulation D and Section 4(a)(2) of the Securities Act.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

Copies of the following documents are included as exhibits to this report pursuant to Item 601 of Regulation S-K.

Exhibit No.	Document
10.1	Securities Purchase Agreement, entered into on July 11, 2022 and dated as of July 8, 2022, between the registrant and 1800 Diagonal Lending, LLC (incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed with the SEC on July 14, 2022).
10.2	Convertible Promissory Note issued on July 11, 2022 and dated as of July 8, 2022, by the registrant in favor of 1800 Diagonal Lending, LLC (incorporated by reference to Exhibit 10.2 to the registrant’s Current Report on Form 8-K filed with the SEC on July 14, 2022)
10.3	Promissory Note issued on July 12, 2022 by the registrant in favor of Amir Ben-Yohanan (incorporated by reference to Exhibit 10.3 to the registrant’s Current Report on Form 8-K filed with the SEC on July 14, 2022).
10.4†	Clubhouse Media Group, Inc. 2023 Equity Incentive Plan, adopted on July 11, 2022 (incorporated by reference to Exhibit 10.4 to the registrant’s Current Report on Form 8-K filed with the SEC on July 14, 2022).
10.5	Joint Venture Deal Memo, dated July 31, 2022, between the Company and Alden Henri Reiman (incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed with the SEC on August 4, 2022).
10.6	Operating Agreement of The Reiman Agency LLC, dated July 31, 2022. (incorporated by reference to Exhibit 10.2 to the registrant’s Current Report on Form 8-K filed with the SEC on August 4, 2022).
10.7	Executive Employment Agreement, dated July 31, 2022, between the Company and Alden Henri Reiman (incorporated by reference to Exhibit 10.3 to the registrant’s Current Report on Form 8-K filed with the SEC on August 4, 2022)
31.1*	Certification of the principal executive officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of the principal financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH*	Inline XBRL Taxonomy Extension Schema
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase
104*	Cover Page Interactive Data File—the cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

* Filed herewith.

** Furnished herewith.

SIGNATURES

Pursuant to the requirements of the securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CLUBHOUSE MEDIA GROUP, INC.

Date: November 14, 2022	By:	/s/ Amir Ben-Yohanan
	Name:	Amir Ben-Yohanan
	Title:	Chief Executive Officer
(principal executive officer)

Date: November 14, 2022	By:	/s/ Scott Hoey
	Name:	Scott Hoey
	Title:	Chief Financial Officer
(principal financial officer and principal accounting officer)

