Form 10-K
period 2022-12-31
Clubhouse Media Group, Inc.
filed 2023-03-31
CIK 1389518

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2022

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period                                                     from to

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

☒ Yes ☐ No

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Ex- change Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). ☐ Yes ☒ No

The aggregate market value of the registrant’s common stock outstanding, other than shares held by persons who may be deemed affiliates of the registrant, computed by reference to the closing sales price for the registrant’s common stock on June 30, 2022 (the last business day of the registrant’s most recently completed second fiscal quarter), as reported on the OTC Markets Group, Inc., was approximately $1,247,050.

As of March 31, 2023, there were 8,262,322,939 shares of common stock, par value $0.001 per share, of the registrant issued and outstanding.

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

Item 1. Business.

In this Annual Report on Form 10-K, unless the context indicates otherwise, “Clubhouse Media,” the “Company,” “we,” “our,” “ours” or “us” refer to Clubhouse Media Group, Inc., a Nevada corporation, and its subsidiaries, including West of Hudson Group, Inc., a Delaware corporation, and its subsidiaries.

Business Overview

We are a social media firm and digital agency. Our Company deal-making services through our digital agency a creator content monetization platform, and an investment arm for joint ventures and acquisitions for companies in the social media influencer space. Our management team consists of successful entrepreneurs with financial, legal, marketing, and digital content creation expertise.

Through our subsidiary, West of Hudson Group, Inc. (“WOHG”), we currently generate revenues primarily from (i) through Doiyen, LLC (“Doiyen”), a 100% wholly owned subsidiary of WOHG, talent management of social media influencers; (ii) through WOH Brands, LLC (“WOH Brands”), a 100% wholly owned subsidiary of WOHG, which operates Honeydrip.com, a new digital platform with a focus on the empowerment of creators. The site allows creators to connect with fans and sell exclusive photo and video content; (iii) through The Reiman Agency, a 51% majority held joint venture which brokers brand promotional deals between brands and talent.

WOHG is either 100% owner and sole member and manager of each of these entities, or a majority controlling shareholder pursuant to each of the limited liability company agreements and bylaws, where applicable, that govern these entities, and has complete and exclusive discretion in the management and control of the affairs and business of WOH Brands, Doiyen, The Reiman Agency, and Magiclytics possesses all powers necessary to carry out the purposes and business of these entities. WOHG is entitled to the receipt of all income (and/or losses) that these entities generate.

In addition to the above, WOHG is the 100% owner of two other limited liability companies – Clubhouse Studios, LLC, which holds most of our intellectual property, and DAK Brands, LLC, each incorporated in the State of Delaware on May 13, 2020. However, each of these entities has minimal or no operations, and is not intended to have any material operations in the near future.

For the fiscal year ended December 31, 2022, Clubhouse Media generated revenues of $6,283,691 and reported a net loss of $7,525,731 and negative cash flow from operating activities of $1,958,875. As noted in the consolidated financial statements of Clubhouse Media, as of December 31, 2022, Clubhouse Media had an accumulated deficit of $32,814,971.   There is substantial doubt regarding the ability of Clubhouse Media to continue as a going concern as a result of its historical recurring losses and negative cash flows from operations as well as its dependence on private equity and financings. See “Risk Factors—Clubhouse Media has a history of operating losses and its management has concluded that factors raise substantial doubt about its ability to continue as a going concern and the auditor of Clubhouse Media has included explanatory paragraphs relating to its ability to continue as a going concern in its audit report for the twelve months ended December 31, 2022.”

Principal Products and Services

Our current principal products and services are comprised of (i) our digital agency and (ii) Honeydrip.com.

“The Clubhouse” Online Presence

“The Clubhouse” network previously consisted of physical locations. In 2022, we determined to focus exclusively on our digital agency and creator monetization platform. Accordingly, we closed our physical Clubhouses in 2021. There are numerous “Clubhouse” accounts owned by The Clubhouse, with a following across Instagram, Snapchat, YouTube, and TikTok. These accounts are directly held by us (as opposed to the Clubhouse team of influencers) and therefore we have direct access to the followers of these accounts, which we consider to be our followers.

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

As of the date of this Annual Report on Form 10-K , WOH Brands has only sold a minimal amount of products, and has only generated minimal revenues.

Content Creation

WOH Brands acts as an internal studio for us, with the ability to develop ideas for, produce, and film content.

Magiclytics provides predictive analytics for content creation brand deals.

As of the date of this Annual Report on Form 10-K, WOH Brands’ activities in this area have been limited to assisting in the development and management of the wholly owned creator content monetization platform, Honeydrip.com.

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

INDUSTRY OVERVIEW

Social Media and Influencer Marketing and Promotion

Around the world, marketing is a key strategy for brands to obtain exposure, achieve better recall, communicate themes and drive increased consumer engagement. Globally, in 2018, there was an estimated spend of $66 billion on sponsorships, up from $43 billion in 2008, according to Statista 2019-Worldwide; IEG; 2007 to 2017. As for the overall advertising landscape, Zenith estimated that global advertising spending will reach $781 billion in 2021, up from $634 billion in 2019, and will rise to $873 billion by 2024.

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

The Company filed a trademark application on April 15, 2020, with the United States Patent and Trademark Office (“USPTO”) under Application Serial No. 90649015 for the mark “Clubhouse Media Group.” The application can be found at https://tmsearch.uspto.gov/bin/showfield?f=doc&state=4807:hxdnrn.3.1 and is identified with this image :

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

Effective May 29, 2020, Joseph Arcaro, our then Chief Executive Officer, President, Secretary, Treasurer and sole director and the beneficial owner, through his ownership of Algonquin Partners Inc. (“Algonquin”), of 65% of the Company’s common stock, entered into a Stock Purchase Agreement (the “Stock Purchase Agreement”) by and among West of Hudson Group, Inc., the Company, Algonquin, and Mr. Arcaro. Pursuant to the terms of the SPA, WOHG agreed to purchase, and Algonquin agreed to sell, 30,000,000 shares of the Company’s common stock in exchange for payment by WOHG to Algonquin of $240,000 (the “Stock Purchase”). Thereafter, WOHG distributed the 30,000,000 shares of the Company among the shareholders of WOHG. The Stock Purchase closed on June 18, 2020, resulting in a change of control of the Company.

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

As of September 30, 2021, Mr. Ben-Yohanan, our Chief Executive Officer has advanced $2,291,151 to WOHG to pay WOHG’s operating expenses.

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

“The Clubhouse” Online Presence and Plans for Expansion of the Physical Clubhouses

While “The Clubhouse” network consists of physical locations (as described above), there are numerous “Clubhouse” accounts owned by The Clubhouse, with a combined following of over [●] million followers as of March [●], 2023  across Instagram, Snapchat, YouTube, and TikTok. These accounts are directly held by us (as opposed to the Clubhouse team of influencers) and therefore, we have direct access to the followers of these accounts, which we consider to be our followers.

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

CONVERTIBLE PROMISSORY NOTES

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

The balance of the Niu Note as of December 31, 2022 and 2021 was $0 and $50,000, respectively.

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

The balance of the Galen Note as of December 31, 2022 and 2021 was $0 and $30,000, respectively.

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

The balance of the Huynh Note as of December 31, 2022 and 2021 was $0 and $0, respectively.

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

The balance of the Wong Note as of December 31, 2022 and 2021 was $0 and $0, respectively.

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

On December 15, 2022, the Company entered into a Debt Repayment and Release Agreement by and between the Company and ProActive Capital. Pursuant to the terms of the Agreement, the Company agreed to pay to ProActive Capital $75,000 as full and complete payment of certain debt owed by the Company to ProActive Capital pursuant to a convertible promissory note, dated as of January 20, 2021, as amended (the “Note”), in the principal sum of $300,000, plus accrued interest in the approximate amount of $50,000. On December 15, 2022, pursuant to the terms of the Agreement, the Company paid ProActive Captial $75,000, the Debt was settled and the Note was terminated.

The balance of the ProActive Capital Note as of December 31, 2022 and 2021 was $0 and $250,000, respectively.

First Convertible Promissory Note – GS Capital Partners #1

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

The entire principal balance and interest were converted in the quarter ended June 30, 2021. The balance of the GS Capital #1 as of December 31, 2022 and 2021 was $0 and $0, respectively. The Company signed the restructuring agreement below to return the shares for the new GS note #1, as if the initial conversion had not occurred.

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

The balance of the New GS Note #1 as December 31, 2022 and 2021 was $0 and $300,445, respectively.

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

GS Capital converted $96,484 and $3,515 accrued interest in the quarter ended June 30, 2021.The balance of the GS Capital #2 Note as of December 31, 2022 and 2021 was $0 and $577,778, respectively.

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

GS Capital converted $421,063 of the principal amount and $4,690 accrued interest to 378,633,891 common shares in the quarter ended September 30, 2022. The balance of the GS Capital #2 Note as of December 31, 2022 and 2021 was $85,000 and $577,778, respectively. The Company is currently in default of the New GS Note #2.

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

The balance of the GS Capital #3 Note as of December 31, 2022 and 2021 was $577,778 and $577,778, respectively.

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

The balance of the GS Capital Note #4 as of December 31, 2022 and 2021 was $550,000 and $550,000, respectively.

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

The balance of the GS Capital Note #5 as of December 31, 2022 and 2021 was $550,000 and $550,000, respectively.

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

The balance of the GS Capital Note #6 as of December 31, 2022 and 2021 was $550,000 and $550,000, respectively.

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

On December 7, 2022, the Company entered into a Debt Repayment and Release Agreement by and between the Company and Tiger Trout. Pursuant to the terms of the Agreement, the Company agreed to pay to Tiger Trout $150,000 as full and complete payment of certain debt owed by the Company to Tiger Trout pursuant to a convertible promissory note dated as of January 29, 2021, as amended, in the aggregate principal amount of $228,208, plus accrued interest in the approximate amount of $250,000. On December 7, 2022, pursuant to the terms of the Agreement, the Company paid Tiger Trout $150,000, the Debt was settled and the Note was terminated.

The balance of the Tiger Trout Note as of December 31, 2022 and 2021 was $0 and $1,590,000, respectively.

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

The balance of the Eagle Equities Note as of December 31, 2022 and 2021 was $1,100,000 and $1,100,000, respectively.

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

Labrys Fund, LP converted $116,800 principal into 55,304,442 shares for the quarter ended September 30, 2022. The balance of the Labrys Note as of December 31, 2022 and 2021 was $0 and $545,000, respectively.

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

The balance as of December 31, 2022 and 2021 was [  ] and $1,269,864, respectively. The final maturity date of the Amir 2021 Note is February 2, 2024.

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

The balance of the Riu Wu Note as of December 31, 2022 and 2021 was $550,000 and $550,000, respectively.

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

The balance of the Chris Etherington Note as of December 31, 2022 and 2021 was $165,000 and $165,000, respectively.

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

The balance of the Sixth Street #1 note as of December 31, 2022 and 2021 was $0 and $224,000 , respectively.

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

The balance of the Sixth Street #2 note as of December 31, 2022 and 2021 was $0 and $93,500, respectively.

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

The Note bears interest at a rate of 10% per annum and reached maturity on January 10, 2023. The Note may be prepaid or assigned with the following penalties/premiums:

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

The balance of the Fast Capital note as of December 31, 2022 and 2021 was $120,000 and $0, respectively.

Convertible Note – Sixth Street Lending LLC #3

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

The balance of the Sixth Street Lending LLC note as of December 31, 2022 and 2021 was $0 and $0, respectively.

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

Amendment No. 2 to Tiger Trout Convertible Note

As previously disclosed in a Current Report on Form 8-K filed with the SEC on February 3, 2022 by the Company, on January 28, 2022, the Company entered into Amendment No. 1 to Convertible Promissory Note, dated as of January 25, 2022 (the “Note Amendment 1”) with Tiger Trout Capital Puerto Rico, LLC (“Tiger Trout”), which amended a convertible promissory note in the aggregate principal amount of $1,540,000 for a purchase price of $1,100,000, reflecting a $440,000 original issue discount (the “Tiger Trout Note”).

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

Amendment No. 3 to Tiger Trout Convertible Note

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

ONE44 Capital LLC converted $40,500 principal and $820 accrued interest to 59,595,837 common shares in the quarter ended September 30, 2022. The balance of the ONE44 Capital note as of December 31, 2022 and December 31, 2021 was $135,000 and $0, respectively.

The balance of the ONE44 Capital LLC note as of December 31, 2022 and 2021 was $135,000 and $0, respectively.

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

Coventry Enterprise, LLC converted $30,503 principal and $21,417 accrued interest to 89,624,638 common shares in the quarter ended September 30, 2022.

On December 20, 2022, the “Company entered into a Debt Repayment and Release Agreement by and between the Company and Coventry Enterprises LLC (“Coventry”). Pursuant to the terms of the Agreement, the Company agreed to pay to Coventry $51,877 as full and complete payment of certain debt owed by the Company to Coventry pursuant to a 10% promissory note, dated as of March 3, 2022, in the principal sum of $103,753, plus accrued interest in the approximate amount of $142. On December 20, 2022, pursuant to the terms of the Agreement, the Company paid Coventry $51,877, the Debt was settled and the Note was terminated.

The balance of the Coventry Enterprise note as of December 31, 2022 and December 31, 2021 was $0 and $0, respectively.

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

The balance of the Diagonal note as of December 31, 2022 and December 31, 2021 was $61,812 and $0, respectively.

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

The balance of the Hoey Note as of December 31, 2022 and 2021 was $0 and $0, respectively.

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

The balance of the Niu Note as of December 31, 2022 and 2021 was $0 and $50,000, respectively.

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

The balance of the Galen Note as of December 31, 2022 and 2021 was $0 and $30,000, respectively.

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

The balance of the Huynh Note as of December 31, 2022 and 2021 was $0 and $0, respectively.

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

The balance of the Wong Note as of December 31, 2022 and 2021 was $0 and $0, respectively.

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

The balance of the Singer Note as of December 31, 2022 and 2021 was $0 and $0, respectively.

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

On December 15, 2022, the Company entered into a Debt Repayment and Release Agreement by and between the Company and ProActive Capital. Pursuant to the terms of the Agreement, the Company agreed to pay to ProActive Capital $75,000 as full and complete payment of certain debt owed by the Company to ProActive Capital pursuant to a convertible promissory note, dated as of January 20, 2021, as amended (the “Note”), in the principal sum of $300,000, plus accrued interest in the approximate amount of $50,000. On December 15, 2022, pursuant to the terms of the Agreement, the Company paid ProActive Captial $75,000, the Debt was settled and the Note was terminated.

The balance of the ProActive Capital Note as of December 31, 2022 and 2021 was $0 and $250,000, respectively.

Alden Reiman Agreement

On July 31, 2022 (the “Effective Date”), Clubhouse Media Group, Inc. (the “Company”) entered into a joint venture deal memo (the “Agreement”) with Alden Henri Reiman (“Mr. Reiman”), pursuant to which the parties agreed to enter into a more permanent joint venture arrangement, involving the creation of a Nevada limited liability company, The Reiman Agency LLC (the “Agency”), of which the Company shall own 51% of the membership units, and Mr. Reiman shall own 49% of the membership units. Mr. Reiman is to serve as President of the Agency, pursuant to the terms of an Executive Employment Agreement described under Item 5.02 of this Current Report on Form 8-K. The parties’ respective membership interests shall be non-transferrable, and the Agency shall not issue additional membership interests, unless the parties mutually consent in each instance.

Mr. Reiman shall oversee the day-to-day operations of the Agency, but shall consult with the Company on a regular basis and regularly update the Company on the status of deals and the operations of the business. All material business and financial decisions shall be subject to the Company’s final approval. The Company shall not exercise its approval rights in an arbitrary or capricious manner.

In the event that Mr. Reiman determines that office space is required to properly carry on the business of the Agency, Mr. Reiman shall have the authority to lease a reasonable office space on behalf of the Agency, subject to the Company’s prior review and approval. The Company has agreed and approved an office leasing budget of up to $200,000 USD annually. Expenses in excess of $400 USD must be pre-approved by the Company.

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

The Employment Agreement provides Mr. Reiman with an monthly base salary of Thirty-Seven Thousand Five Hundred US Dollars ($37,500 USD) per month, payable on a weekly basis in equal weekly installments ($8,653.85 USD) in accordance with the Company’s own payroll policies for the initial term, provided however, that if within the three (3) month period following full execution of the Employment Agreement (the “Period”) the Agency is profitable, the Base Salary shall increase to Forty-Two Thousand Five Hundred US Dollars ($42,500 USD) per month, resulting in equal weekly installments of $9,807.69 USD, beginning the week following the end of the Period.

Upon full execution of the Employment Agreement, Mr. Reiman shall also be entitled to:

(i)

A one-time signing bonus of One Hundred Twenty-Five Thousand US Dollars ($125,000 USD), as well as an additional One Hundred Twenty-Five Thousand US Dollars ($125,000 USD), which shall be paid in equal monthly installments over the first three (3) months. The payments described in the previous sentence shall not apply towards the base salary, but shall be subject to a reasonable claw back in the event of a termination for cause; and

(ii)	Twenty-Five Million (25,000,000) shares of unregistered Company common stock.

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

Mr. Reiman, aged 28, had previously served as Vice President of Digital Talent & Brand Partnerships at BrandArmy, from 2020 through 2021. Mr. Reiman has worked with top creators, including the Ace Family, BowWow, Nathan Davis Jr., Trevor Stines, Matthew Espinosa, Landon McBroom, and Ireland Baldwin among others, and has brokered more than $5,000,000 in brand partnership agreements since 2020. Previously, Mr. Reiman led digital talent for an LA-based boutique agency and formerly worked at both CAA and the NFL, from 2016 through 2020.

Call Agreements

On March 12, 2021, Harris Tulchin, a Director of the Company, entered into separate “Call Agreements” with each of Amir Ben-Yohanan, a Director and the Chief Executive Officer of the Company, and Christian Young, a former Director and the former President and Secretary of the Company. The call agreements allowed Harris Tulchin to acquire certain shares from Amir Ben-Yohanan and Christian Young at any time before November 13, 2025.

Employment Agreements

Harris Tulchin Employment Agreement

On April 9, 2021, the Company entered into employment agreement with Harris Tulchin. Pursuant to this employment agreement, Mr. Tulchin agreed to serve as Chief Operating Officer of the Company, reporting to the Chief Executive Officer of the Company (or other person determined by the Chief Executive Officer or the Company’s Board of Directors (the “Board”)). As compensation for Mr. Tulchin’s services, the Company agreed to pay Mr. Tulchin an annual base salary of $380,000 (the “Base Salary”) comprised of two parts a “Cash Portion”, and an “Optional Portion”. The Cash Portion is a monthly cash payment of $15,000 – or $180,000 on an annual basis. The remaining $200,000 per year – the Optional Portion – is payable as follows:

●	If the Company’s Board determines that the Company has sufficient cash on hand to pay all or a portion of the Optional Portion in cash, such amount shall be paid in cash.
●	If the Board determines that the Company does not have sufficient cash on hand to pay all of the Optional Portion in cash, then the portion of the Optional Portion which the Board determines that the Company has sufficient cash on hand to pay in cash will be paid in cash, and the remainder (the “Deferred Portion”) will either be paid at a later date, when the Board determines that the Company has sufficient cash on hand to enable the Company to pay the Deferred Portion; or will not be paid in cash – and instead, the Company will issue shares of Company Common Stock equal to (A) the Deferred Portion, divided by (B) the VWAP (as defined in the employment agreement) as of the date of issuance of such shares of Company Common Stock .

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

The initial term of the employment agreement was for one year from the effective date of the agreement (i.e. April 9, 2022), and was terminated upon expiration, April 9, 2022.

Amir Ben-Yohanan Employment Agreement

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

Additional Compensation for Directors

For the year ended December 31, 2022, the Board of Directors approved and paid [  ] cash bonuses to its directors.

Gary Marenzi

On January 4, 2022, Gary Marenzi, a member of the Board of Directors of the Company, resigned from his position as a Board member, effectively immediately. Mr. Marenzi’s resignation is not the result of any disagreement with the Company on any matter relating to the Company’s operations, policies or practices.

Advisory Board

On April 2, 2021, the Company established an advisory board (“Advisory Board”) to provide guidance and advice to the directors and officers of the Company regarding technical and business matters. The advisory board has no voting powers. The Advisory Board currently consists of three members: Amir Ben-Yohanan, Harris Tulchin and Massimiliano Musina.

Employees

We currently have 3 full time employees, including Amir Ben-Yohanan, our Chief Executive Officer, Scott Hoey, our Chief Financial Officer, and Harris Tulchin, our Chief Business Affairs Officer and Chief Legal Officer. We also contract with a number of consultants that assist in various aspects of our operations.

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

We also expect to provide robust compensation and benefits programs to help meet the needs of our employees.

ITEM 1A. RISK FACTORS

Below is a summary of material risks, uncertainties and other factors that could have a material effect on the Company and its operations:

●	We have a history of operating losses, our management has concluded that factors raise substantial doubt about our ability to continue as a going concern, and our auditors have included explanatory paragraphs relating to our ability to continue as a going concern in their audit reports for the fiscal years ended December 31, 2022 and 2021.
●	We are a holding company and our principal asset is our 100% equity interest in WOHG, through which we own 100% of each of WOHG’s limited liability company operating subsidiaries, and accordingly we are dependent upon distributions from such operating subsidiaries to pay taxes and other expenses.
●	WOHG is an early-stage company with a limited operating history. Such limited operating history of WOHG may not provide an adequate basis to judge our future prospects and results of operations.
●	Since inception of WOHG, WOHG has experienced losses, and we may have to further reduce our costs by curtailing future operations to continue as a business.
●	There are no assurances we will realize the anticipated benefits from the acquisition of WOHG.
●	The current outbreak of the coronavirus may have a negative effect on our ability to conduct our business and operations and may also cause an overall decline in the economy as a whole and could materially harm our Company.
●	We may be adversely affected by political tensions between the United States and China.
●	We may fail to successfully execute our business plan.
●	Our acquisition strategy creates risks for our business.
●	We may not be able to effectively manage our growth and the increased complexity of our business, which could negatively impact our brand and financial performance.
●	We may suffer from lack of availability of additional funds.
●	Our substantial amount of indebtedness may adversely affect our cash flow and our ability to operate our business, remain in compliance with debt covenants and make payments on our indebtedness.
●	The ability of our Chief Executive Officer, Amir Ben-Yohanan, to control our business may limit or eliminate minority stockholders’ ability to influence corporate affairs.
●	Our business is subject to fluctuations that are not predictable, which subjects our business to increase risks.
●	Our business depends on our ability to provide customers and followers with interesting and useful content, which in turn depends on the content contributed by the content creators.
●	Changes in public and consumer tastes and preferences and industry trends could reduce demand for our services and content offerings and adversely affect our business.
●	Our ability to generate revenue from discretionary and corporate spending, such as corporate sponsorships and advertising, is subject to many factors, including many that are beyond our control.
●	We may not be able to adapt to or manage new content distribution platforms or changes in consumer behavior resulting from new technologies.

●	Because our success depends substantially on our ability to maintain a professional reputation, adverse publicity concerning us, one of our businesses, our Creators or our key personnel could adversely affect our business.
●	We depend on the relationships of our talent managers and other key personnel with clients across many categories, including fashion, music, digital, and sponsorship.
●	Our success depends, in part, on our continuing ability to identify, recruit and retain qualified and experienced talent managers. If we fail to recruit and retain suitable talent managers or if our relationships with our talent managers change or deteriorate, it could adversely affect our business.
●	Our failure to identify, sign and retain influencer-clients could adversely affect our business.
●	The markets in which we operate are highly competitive, both within the United States and internationally.
●	We operate in a fast-evolving industry, and we are in the early stage of our business. We cannot guarantee that our monetization strategies will be successfully implemented or generate sustainable revenues and profit.
●	We rely on technology, such as our information systems, to conduct our business. Failure to protect our technology against breakdowns and security breaches could adversely affect our business.
●	The commercial success of our products is dependent, in part, on factors outside our control.
●	Increases in the costs of content may have an adverse effect on our business, financial condition and results of operations.
●	In our paid promotion business, if we are unable to prove that our advertising and sponsorship solutions provide an attractive return on investment for our customers, our financial results could be harmed.
●	We will be attempting to launch brands in new markets and with new products. Our inability to effectively execute our business plan in relation to these new brands could negatively impact our business.
●	Our management team’s attention may be diverted by acquisitions and searches for new acquisition targets, and our business and operations may suffer adverse consequences as a result.
●	We may be unable to scale our operations successfully.
●	Economic conditions or changing consumer preferences could adversely impact our business.
●	Our intellectual property rights are valuable, and if we are unable to protect them or are subject to intellectual property rights claims, our business may be harmed.
●	We may be found to have infringed the intellectual property rights of others, which could expose us to substantial damages or restrict our operations.
●	As a creator and a distributor of content over the internet, we face potential liability for legal claims based on the nature and content of the materials that we create or distribute.
●	We are subject to extensive U.S. and foreign governmental regulations, and our failure to comply with these regulations could adversely affect our business.
●	Our results of operations, which are reported in U.S. dollars, could be adversely affected if currency exchange rates fluctuate substantially in the future.
●	Our amended and restated bylaws provide that state or federal court located within the state of Nevada will be the sole and exclusive forum for substantially all disputes between us and our shareholders, which could limit its stockholders’ ability to obtain a favorable judicial forum for disputes with us or our directors, officers or other employees.
●	Stockholders are bound by the fee-shifting provision contained in our amended and restated bylaws, which may discourage you to pursue actions against us.
●	As a result of being a public company, we are subject to additional reporting and corporate governance requirements that will require additional management time, resources and expense.
●	We may not have sufficient insurance coverage and an interruption of our business or loss of a significant amount of property could have a material adverse effect on our financial condition and operations.
●	We could become involved in claims or litigations that may result in adverse outcomes.
●	Trading on the OTC Markets is volatile and sporadic, which could depress the market price of our common stock and make it difficult for our security holders to resell their common stock.
●	Our stock price is likely to be highly volatile because of several factors, including a limited public float.
●	Our common stock has been in the past, and may be in the future, a “penny stock” under SEC rules. It may be more difficult to resell securities classified as “penny stock.”
●	FINRA sales practice requirements may also limit a shareholder’s ability to buy and sell our stock.
●	If we fail to maintain effective internal control over financial reporting, the price of our securities may be adversely affected.
●	We are required to comply with certain provisions of Section 404 of the Sarbanes-Oxley Act of 2002, as amended (the “Sarbanes-Oxley Act”), and if we fail to continue to comply, our business could be harmed and the price of our securities could decline.
●	Our privately issued common stock is subject to risks arising from restrictions on reliance on Rule 144 by shell companies or former shell companies.
●	The sale and issuance of additional shares of our common stock could cause dilution as well as the value of our common stock to decline.
●	Substantial future sales of shares of our common stock could cause the market price of our common stock to decline.
●	Provisions of our articles of incorporation and bylaws may delay or prevent a takeover which may not be in the best interests of our stockholders.
●	We do not expect to pay dividends in the foreseeable future.

We encourage you, however, to read the full risk factors presented below.

RISKS RELATED TO OUR BUSINESS

We have a history of operating losses, our management has concluded that factors raise substantial doubt about our ability to continue as a going concern, and our auditors have included explanatory paragraphs relating to our ability to continue as a going concern in their audit reports for the fiscal years ended December 31, 2022 and 2021.

We have a history of operating losses and have incurred cash flow deficits. For the fiscal years ended December 31, 2022 and 2021, we reported net losses of $7,525,731 and $22,245,656, respectively, and negative cash flow from operating activities of $1,958,878 and $7,970,357, respectively. As of December 31, 2022, we had an aggregate accumulated deficit of $32,814,971.  There is substantial doubt regarding our ability to continue as a going concern as a result of our historical recurring losses and negative cash flows from operations, as well as our dependence on private equity and financings. We anticipate that we will continue to report losses and negative cash flow for the foreseeable future. Our management has concluded that our historical recurring losses from operations and negative cash flows from operations, as well as our dependence on private equity and other financings, raise substantial doubt about our ability to continue as a going concern. Our auditors have included explanatory paragraphs relating to our ability to continue as a going concern in their audit reports for the fiscal years ended December 31, 2022 and 2021, respectively.

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

On April 18, 2022, the Company issued 2,820,000 shares of the Company’s common stock to Mr. Ben-Yohanan at a purchase price per share of $0.025, for a total purchase price of $70,500. Mr. Ben-Yohanan is the Company’s Chief Executive Officer, a member of the Company’s Board of Directors, and a significant stockholder of the Company. As a result of the share purchase, as of March 31, 2023, Mr. Ben-Yohanan holds 4,561,363,763 shares of common stock, and one share of Series X preferred stock. The share of Series X preferred stock has a number of votes equal to all of the other votes entitled to be cast on any matter by any other shares or securities of the Company plus one, but does not have any economic or other interest in the Company. As a result of Mr. Ben-Yohanan’s common stock and Series X preferred stock holdings, Mr. Ben-Yohanan holds 55.2% of the voting power of the Company as of March 31, 2023.

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

Our business is subject to fluctuations with respect to both our influencers and the number of followers on social media we are able to access through our influencers and our own social media channels. Either party may terminate the Management Agreement upon 30 days’ notice without cause. As such, our roster of Clubhouse influencers can change rapidly and significantly, which also affects the number of social media followers we can access, which we believe is a material factor in our ability to generate revenues. For example, at least one of our Clubhouse influencers has over 11 million followers as of March 21, 2022 . If this influencer were to leave our Clubhouse, we would immediately lose access to those followers through our Creator Occupancy Agreement. Further, followers on social media in general often fluctuate significantly due to external factors that are not predictable. The unexpected loss of one or more of our influencers and/or a reduction in the number of ours or our influencers’ followers could have a negative impact on our business.

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

Although the Company filed Form 10 Information with the SEC on November 12, 2020, shareholders who receive the Company’s restricted securities will not be able to sell them pursuant to Rule 144 without registration until the Company has met the other conditions to this exemption and then for only as long as the Company continues to meet the condition described in subparagraph (iii), above, and is not a shell company. No assurance can be given that the Company will meet these conditions or that, if it has met them, it will continue to do so, or that it will not again be a shell company.

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

The OTC Market is a network of security dealers who buy and sell stock. The dealers are connected by a computer network that provides information on current “bids” and “asks,” as well as volume information. The trading of securities on the OTC Pink is often sporadic and investors may have difficulty buying and selling our shares or obtaining market quotations for them, which may have a negative effect on the market price of our common stock. The closing price of our common stock on the OTC Pink on March 28, 2022 was $0.0289 .

The following table sets forth, for the periods indicated the high and low bid quotations for our common stock. These quotations represent inter-dealer quotations, without adjustment for retail markup, markdown, or commission and may not represent actual transactions.

Fiscal Year 2023	High	Low
First Quarter (January 1, 2022 – March 31, 2022)	$0.20	$0.02
Second Quarter (April 1, 2022 – June 30, 2022)	$0.03	$0.003
Third Quarter (July 1, 2022 – September 30, 2022)	$0.004	$0.0005
Fourth Quarter (October 2022 – December 31, 2022)	$0.0006	$0.0002

Fiscal Year 2022	High	Low
First Quarter (January 1, 2021 – March 31, 2021)	$27.40	$1.87
Second Quarter (April 1, 2021 – June 30, 2021)	$11.58	$5.25
Third Quarter (July 1, 2021 – September 30, 2021)	$6.00	$1.50
Fourth Quarter (October 1, 2021– December 31, 2021)	$1.80	$0.16

Fiscal Year 2021	High	Low
First Quarter (January 1, 2020 – March 31, 2020)	$0.12	$0.055
Second Quarter (April 1, 2020 – June 30, 2020)	$0.85	$0.055
Third Quarter (July 1, 2020 – September 30, 2020)	$3.90	$0.29
Fourth Quarter (October 1, 2020 – December 31, 2020)	$6.96	$0.85

*Through March 28, 2022.

Holders

As of March 29, 2022, there were 8,262,322,939 shares of common stock issued and outstanding, and we had approximately 452 holders of record of our common stock  .

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

For the three months ended September 30, 2022, the Company received net proceeds of $23,157 in connection with the ELOC  .

For the three months ended December 31, 2022, the Company issued 1,290,000 shares to consultants and directors at fair value of $1,584.

For the three months ended December 31, 2022, the Company issued 5,238,995,628 shares to settle a conversion of $2,121,187 of convertible promissory note principal and accrued interest.

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

Recent Developments

Departure of Gary Marenzi

On January 4, 2022, Gary Marenzi, a member of the Board of Directors (the “Board”) of Clubhouse Media Group, Inc. (the “Company”), resigned from his position as a Board member, effectively immediately. Mr. Marenzi’s resignation is not the result of any disagreement with the Company on any matter relating to the Company’s operations, policies or practices.

Fast Capital – Securities Purchase Agreement and Convertible Note

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

Sixth Street Lending – Securities Purchase Agreement and Convertible Note

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

Tiger Trout –Convertible Note Amendment No. 1

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

Proactive Capital –Convertible Note Amendment No. 1

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

ONE44 Capital LLC – Securities Purchase Agreement and Convertible Note

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

The foregoing description of the ONE44 SPA and the ONE44 Note does not purport to be complete and is qualified in its entirety by reference to the ONE44 SPA and the ONE44 Note, copies of which are filed as Exhibits 10.1 and 10.2 to this Current Report on Form 8-K and which are incorporated herein by reference.

Coventry Enterprises, LLC – Securities Purchase Agreement and Convertible Note

On March 3, 2022, the Company entered into a Securities Purchase Agreement (the “Coventry SPA”) by and between the Company and Coventry Enterprises, LLC (“Coventry”). Pursuant to the terms of the Coventry SPA, the Company agreed to issue and sell, and Coventry agreed to purchase (the “Purchase”), a promissory note in the aggregate principal amount of $150,000 (the “Coventry Note”). The Coventry Note has an original issue discount of $30,000, resulting in gross proceeds to the Company of $120,000. Pursuant to the terms of the Coventry SPA, the Company also agreed to issue 150,000 shares of restricted common stock to Coventry as additional consideration for the purchase of the Coventry Note.

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

If an Event of Default (as defined in the Note) occurs, consistent with the terms of the Note, the Note will become convertible, in whole or in part, into shares of the Company’s common stock at Coventry’s option, subject to a 4.99% equity blocker (which may be increased up to 9.99% by Coventry). The conversion price is 90% of the lowest per-share trading price during the 10-trading day period before conversion.

In addition to certain other remedies, if an Event of Default occurs, consistent with the terms of the Note, the Note will bear interest on the aggregate unpaid principal amount and Guaranteed Interest at the rate of the lesser of 18% per annum or the maximum rate permitted by law.

Labrys Fund, LP—Convertible Note Amendment No.s 1 and 2

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

On March 8, 2021, the Company and Labrys entered into Amendment No. 2 (“Amendment No. 2”) to the Labrys Note, as amended. Pursuant to the terms of Amendment No. 2, the maturity date of the Labrys Note, as amended, was extended to November 11, 2022 and the principal amount of the Labrys Note, as amended, was increased by $116,800 to a total of $700,877.67. In addition, pursuant to Amendment No. 2, the parties agreed that, to the extent the Labrys Note, as amended, has not be earlier repaid or converted into common stock, in the event that the Company completes a firm commitment underwritten public offering of common stock following March 8, 2022, that results in the common stock being listed on The Nasdaq Global Market, the Nasdaq Capital Market, the NYSE or the NYSE American prior to the maturity date of the Labrys Note, the Company will repay the Labrys Note, as amended, with the proceeds of such offering.

Increase of Authorized Shares

On April 19, 2022, the Company filed Articles of Amendment (the “Amendment”) to the Company’s Articles of Incorporation (the “Articles”) with the Nevada Secretary of State that had the effect of increasing the authorized shares of common stock from 500,000,000 to 2,000,000,000.

Appointment of Scott Hoey as Chief Financial Officer

On May 27, 2022, the Board of Directors of the Company appointed Scott Hoey as the Company’s Chief Financial Officer.

Mr. Hoey, age 36, has served as the Company’s Treasurer since May 2021. From June 2018 to April 2021, he served as Vice President of Acquisitions of West of Hudson Properties. From November 2014 to May 2018, Mr. Hoey served as a Financial Services Representative at TD Bank, N.A. From May 2011 to October 2014 he served as a Personal Banker at Bank of America, N.A. He earned his Bachelor’s Degree in Business Administration with a concentration in Management and Marketing from Montclair State University.

The Company has agreed to pay Mr. Hoey an annual base salary of $109,200.

Dmitry Kaplun Resignation

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

Change to the Par Value of Common Stock

The Company filed a Certificate of Amendment to the Articles of Incorporation (the “Certificate of Amendment”) with the Secretary of State of the State of Nevada on June 13, 2022 for the purpose of amending the Articles of Incorporation of the Company (the “Articles”) to reduce the par value of the common stock of the Company, par value $0.001 per share, from $0.001 to $0.000001 (the “Par Value Reduction”).

The Certificate of Amendment was approved by the Company’s Board of Directors on June 10, 2022 by Unanimous Written Consent, as well as the Company’s shareholders on June 10, 2022 by Written Consent of the shareholders representing 65.48% of the Common Stock voting power, as well as the single Series X Preferred Stock.

1800 Diagonal Lending LLC—Securities Purchase Agreement and Convertible Note

On June 23, 2022, the Company entered into a securities purchase agreement (the “Securities Purchase Agreement”) with 1800 Diagonal Lending LLC f/k/a Sixth Street Lending, LLC, a Virginia limited liability company (“Investor”), pursuant to which, on the same date, the Company issued a convertible promissory note to Investor in the aggregate principal amount of $86,625.00 for a purchase price of $78,750.00 (the “Purchase Price”), reflecting a $7,875.00 original issue discount (the “Note”). The Purchase Price is comprised of (1) $75,000.00 paid to the Company; (2) $3,000.00 paid to legal counsel for the Company; and (3) $750.00 which amount was retained by the Investor as a due diligence fee.

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

During the period conversion rights exist, the Company is required to reserve from its authorized and unissued Common Stock a sufficient number of shares, free from preemptive rights, to provide for the issuance of Common Stock upon the full conversion of the Note multiplied by four and one half (4.5) (the “Reserved Amount”). The Reserved Amount shall be increased from time to time in accordance with the Company’s obligations contained in the Note. If, at any time, the Company does not maintain the Reserved Amount, it shall constitute an Event of Default (as defined in the Note).

Other Events of Default under the Note include, but are not limited to: (1) failure to pay principal or interest on the Note when due; (2) failure to issue and transfer Common Stock upon exercise by Investor of its conversion rights; (3) the breach by the Company of any material covenant or other material term or condition of the Note which remains uncured after 20 days’ notice by the Investor; (4) a breach of representations or warranties contained in the Note by the Company; (5) certain bankruptcy or insolvency related events; (6) delisting of the Common Stock resulting in the shares no longer being listed OTC or on any U.S. securities exchange; (7) failure to timely file an SEC report required by the Exchange Act of 1934, as amended, remaining uncured 10 days after due; (8) a restatement of any financial statements by the Company with the SEC any time after 180 days from June 23, 2022 until the Note is no longer outstanding, if such restatement would result in a material adverse effect on the rights of the Investor under the Note or Securities Purchase Agreement; (9) failure to comply with certain requirements relating to the replacement of the Company’s transfer agent; and (10) a cross default under any agreement or instrument between, among or by the Company and, or for the benefit of, the Investor and any affiliate of the Investor, including other promissory notes, but excluding documents relating or ancillary to the Note.

If an Event of Default has occurred and continues uncured, the Note shall become immediately due and payable. If an Event of Default occurs because the Company fails to issue shares of Common Stock to Investor within three business days of receiving a notice of conversion from Investor, the Company shall pay an amount equal to the Default Amount (defined below) multiplied by two (2) in full satisfaction of the Company’s obligations under the Note. If an Event of Default occurs for any other reason that continues uncured (or in the case of an appointment of a receiver, bankruptcy, liquidation, or a similar default that may not be cured), the Company shall pay an amount equal to 150% of the Default Amount (defined below) in full satisfaction of the Company’s obligations under the Note.

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

The Company’s Articles provide that in the event that the vote of the Company’s shareholders is otherwise required by the Nevada Revised Statutes (“NRS”), the number of authorized shares of common stock may be increased or decreased (but not below the number of shares thereof then outstanding) by the affirmative vote of the holders of a majority of the Company’s stock entitled to vote irrespective of Section 78.2055 or Section 78.207 of the NRS, with no vote of any holders of a particular class of stock, voting as a separate class, being required.

On June 23, 2022, the Amendment was adopted by a unanimous consent of the Company’s Board of Directors and duly approved by the written consent of Mr. Ben-Yohanan, as required by the NRS and the Articles.

GS Capital Partners, LLC—Exchange Agreement

On June 29, 2022, the Company entered into an Exchange Agreement (the “Exchange Note”) with GS Capital Partners, LLC (“GS Capital”).

The Exchange Note amended and restated in its entirety the previous Note Purchase Agreement between the same parties, which was executed on February 19, 2021, and was filed as an exhibit to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission (“SEC”) on February 25, 2021.

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

In consideration of the Exchange Note, GS Capital agreed to convert a convertible promissory, dated November 26, 2021, in the aggregate principal amount of $300,445 (the “Converted Note”), at the conversion price of $1.00. The Converted Note was previously disclosed in a Current Report on Form 8-K filed with the SEC on December 2, 2021 by the Company.

Tiger Trout Capital Puerto Rico, LLC—Amendment No. 2 to Convertible Promissory Note

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

Tiger Trout Capital Puerto Rico, LLC—Amendment No. 3 to Convertible Promissory Note

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

1800 Diagonal Lending LLC—Securities Purchase Agreement and Convertible Note #2

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

Joint Venture and Appointment of Alden Henri Reiman

On July 31, 2022, the Company entered into a joint venture deal memo (the “Agreement”) with Alden Henri Reiman (“Mr. Reiman”), pursuant to which the parties agreed to enter into a more permanent joint venture arrangement, involving the creation of a Nevada limited liability company, The Reiman Agency LLC (the “Agency”), of which the Company shall own 51% of the membership units, and Mr. Reiman shall own 49% of the membership units. Mr. Reiman is to serve as President of the Agency, pursuant to the terms of an Executive Employment Agreement described under Item 5.02 of this Current Report on Form 8-K. The parties’ respective membership interests shall be non-transferrable, and the Agency shall not issue additional membership interests, unless the parties mutually consent in each instance.

Mr. Reiman shall oversee the day-to-day operations of the Agency, but shall consult with the Company on a regular basis and regularly update the Company on the status of deals and the operations of the business. All material business and financial decisions shall be subject to the Company’s final approval. The Company shall not exercise its approval rights in an arbitrary or capricious manner.

In the event that Mr. Reiman determines that office space is required to properly carry on the business of the Agency, Mr. Reiman shall have the authority to lease a reasonable office space on behalf of the Agency, subject to the Company’s prior review and approval. The Company has agreed and approved an office leasing budget of up to $200,000 USD annually. Expenses in excess of $400 USD must be pre-approved by the Company.

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

The Employment Agreement provides Mr. Reiman with an monthly base salary of Thirty-Seven Thousand Five Hundred US Dollars ($37,500 USD) per month, payable on a weekly basis in equal weekly installments ($8,653.85 USD) in accordance with the Company’s own payroll policies for the initial term, provided however, that if within the three (3) month period following full execution of the Employment Agreement (the “Period”) the Agency is profitable, the Base Salary shall increase to Forty-Two Thousand Five Hundred US Dollars ($42,500 USD) per month, resulting in equal weekly installments of $9,807.69 USD, beginning the week following the end of the Period.

Upon full execution of the Employment Agreement, Mr. Reiman shall also be entitled to:

(i)

A one-time signing bonus of One Hundred Twenty-Five Thousand US Dollars ($125,000 USD), as well as an additional One Hundred Twenty-Five Thousand US Dollars ($125,000 USD), which shall be paid in equal monthly installments over the first three (3) months. The payments described in the previous sentence shall not apply towards the base salary, but shall be subject to a reasonable claw back in the event of a termination for cause; and

(ii)	Twenty-Five Million (25,000,000) shares of unregistered Company common stock.

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

Mr. Reiman, aged 28, had previously served as Vice President of Digital Talent & Brand Partnerships at BrandArmy, from 2020 through 2021. Mr. Reiman has worked with top creators, including the Ace Family, BowWow, Nathan Davis Jr., Trevor Stines, Matthew Espinosa, Landon McBroom, and Ireland Baldwin among others, and has brokered more than $5,000,000 in brand partnership agreements since 2020. Previously, Mr. Reiman led digital talent for an LA-based boutique agency and formerly worked at both CAA and the NFL, from 2016 through 2020.

Increase of Authorized Shares

On November 15, 2022, the Company filed a certificate of amendment (the “Amendment”) to its Articles of Incorporation to increase the Company’s authorized shares of common stock, par value $0.000001 per share, from 8,000,000,000 to 25,000,000,000 (the “Increase in Authorized Shares”). Accordingly, following the filing of the Amendment, the Company has 25,050,000,000 authorized shares of capital stock, consisting of 25,000,000,000 shares of common stock and 50,000,000 shares of preferred stock, par value $0.001 per share.

Debt Exchange Agreement with Amir Ben-Yohanan

On November 17, 2022, the Company entered into a Debt Exchange Agreement (the “Agreement”) by and between the Company and Amir Ben-Yohanan, the Company’s Chief Executive Officer, a member of the Company’s board of directors, and a significant stockholder of the Company. Pursuant to the terms of the Agreement, the Company and Mr. Ben-Yohanan agreed to exchange certain outstanding indebtedness in the amount of $1,808,167 for 4,520,417,475 shares of the Company’s common stock. Such shares were issued on November 17, 2022. As a result of the exchange, such indebtedness was deemed repaid in full.

The Agreement contains customary representations, warranties and covenants.

Tiger Trout Capital Puerto Rico, LLC—Debt Repayment and Release

On December 7, 2022, Clubhouse Media Group, Inc. (the “Company”) entered into a Debt Repayment and Release Agreement (the “Agreement”) by and between the Company and Tiger Trout Capital Puerto Rico, LLC (“Tiger Trout”). Pursuant to the terms of the Agreement, the Company agreed to pay to Tiger Trout $150,000 as full and complete payment of certain debt owed by the Company to Tiger Trout pursuant to a convertible promissory note dated as of January 29, 2021, as amended (the “Note”), in the aggregate principal amount of $228,208, plus accrued interest in the approximate amount of $250,000 (the “Debt”). On December 7, 2022, pursuant to the terms of the Agreement, the Company paid Tiger Trout $150,000, the Debt was settled and the Note was terminated.

ProActive Capital SPV I, LLC—Debt Repayment and Release

On December 15, 2022, the Company entered into a Debt Repayment and Release Agreement (the “Agreement”) by and between the Company and ProActive Capital SPV I, LLC (“ProActive”). Pursuant to the terms of the Agreement, the Company agreed to pay to ProActive $75,000 as full and complete payment of certain debt owed by the Company to ProActive pursuant to a convertible promissory note, dated as of January 20, 2021, as amended (the “Note”), in the principal sum of $300,000, plus accrued interest in the approximate amount of $50,000 (the “Debt”). On December 15, 2022, pursuant to the terms of the Agreement, the Company paid ProActive $75,000, the Debt was settled and the Note was terminated.

Coventry Enterprises LLC—Debt Repayment and Release

On December 20, 2022, the Company entered into a Debt Repayment and Release Agreement (the “Agreement”) by and between the Company and Coventry Enterprises LLC (“Coventry”). Pursuant to the terms of the Agreement, the Company agreed to pay to Coventry $51,877 as full and complete payment of certain debt owed by the Company to Coventry pursuant to a 10% promissory note, dated as of March 3, 2022 (the “Note”), in the principal sum of $103,753, plus accrued interest in the approximate amount of $142 (the “Debt”). On December 20, 2022, pursuant to the terms of the Agreement, the Company paid Coventry $51,877, the Debt was settled and the Note was terminated.

Note payable – Amir with interest

For the year ended December 31, 2022 and 2021, the Company borrowed $79,000 and $0 from Amir. The maturity date of the note is July 1, 2024 and the Company has to pay $3,292 per month commencing August 1, 2022 and has no interest.

For the year ended December 31, 2022, $3,950 was paid to Amir.

On November 17, 2022, the Company entered into a Debt Exchange Agreement by and between the Company and Amir Ben-Yohanan, the Company’s Chief Executive Officer, a member of the Company’s board of directors, and a significant stockholder of the Company. Pursuant to the terms of the Agreement, the Company and Mr. Ben-Yohanan agreed to exchange $75,050 outstanding indebtedness for shares Such shares were issued on November 17, 2022. As a result of the exchange, such indebtedness was deemed repaid in full.

The balance of the note payable as of December 31, 2022 and 2021 were $0 and $0, respectively.

Note payable – Amir without interest

For the year ended December 31, 2022 and 2021, the Company borrowed $1,027,500 and $0 from Amir. The note is due on demand and has no interest. The Company recorded $6,842 imputed interest related to this note payable due to Amir.

On November 17, 2022, the Company entered into a Debt Exchange Agreement by and between the Company and Amir Ben-Yohanan, the Company’s Chief Executive Officer, a member of the Company’s board of directors, and a significant stockholder of the Company. Pursuant to the terms of the Agreement, the Company and Mr. Ben-Yohanan agreed to exchange $575,000 outstanding indebtedness for shares Such shares were issued on November 17, 2022. As a result of the exchange, such indebtedness was deemed repaid in full.

Results of Operations

For the Year Ended December 31, 2022 Compared to the Year Ended December 31, 2021

Net Revenues

Net revenue for the year ended December 31, 2022 and the year ended December 31, 2021 was $6,283,691 and $4,253,765, respectively. The increase was the result of couple big projects from the Alden Reiman’s agency such as Klay Thompson and Draftkings.

Cost of Sales

Cost of sales for the year ended December 31, 2022 and the year ended December 31, 2021 was $4,997,599 and 3,470,862, respectively. The increase was the result of the costs related to the couple big projects from the Alden Reiman’s agency such as Klay Thompson and Draftkings.

Gross Profit

Gross profit for the year ended December 31, 2022 and the year ended December 31, 2021 was $1,286,092 and $782,903, respectively. The gross profit percentage was 20.5% and 18.4% for the year ended December 31, 2022 and the year ended December 31, 2021, respectively. The increase is because the Company negotiated better deals from the revenue brought by Alden Reiman.

Operating Expenses

Operating expenses for the year ended December 31, 2022 and the year ended December 31, 2021 was $4,251,947 and $15,514,421, respectively. The variances were as follows: (i) a decrease in rent and utilities expense of $1,709,811; (ii) a decrease in professional and consultant fees of $5,977,958; (iii) a decrease in sales and marketing expenses of $64,396; (iv) a decrease of production expense of $156,082, and (v) a decrease in salaries & wages of $1,281,685. The overall decrease in total operating expenses resulted from a decrease in the stock compensation to consultants, the termination of all leases by the end of 2021, and reduced advertising expenses.

Non-cash operating expenses for the year ended December 31, 2022 and the year ended December 31, 2021 was $344,903 and $7,074,978, respectively.

Non-cash operating expenses for the year ended December 31, 2022 were $100,991 from depreciation and amortization expenses, and (ii) stock-based compensation of $243,913. Non-cash operating expenses for the year ended December 31, 2021 was $7,074,978 including (i) depreciation of $41,833; and (ii) stock-based compensation of $7,033,145.

Other (Income) Expenses

Other (income) expenses for the year ended December 31, 2022 and the year ended December 31, 2021 was $4,559,876 and $7,514,138, respectively. Other expenses for the year ended December 31, 2022 included (i) (gain) loss in fair value derivative liability of $(166,309), (ii) interest expense of $1,459,053; and (iii) extinguishment of debt for $1,190,809, and gain in debt settlement for $(1,429,906). The change in derivative liability is the non-cash change in the fair value and relates to our derivative instruments. Interest expensewas mostly comprised of non-cash interest of $6,842 from imputed interest, $2,415,346 from amortization of debt discounts, $758,265 from accretion expense – excess derivative liability, and $1,459,053 interest expenses accrued from convertible debt.

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

Net Loss

Net loss for the year ended December 31, 2022 and 2021 was $7,525,731 and $22,245,656 , respectively, for the reasons discussed above.

LIQUIDITY AND CAPITAL RESOURCES

Operating Activities

Net cash used in operating activities for the year ended December 31, 2022 was $1,958,875. This amount was primarily related to a net loss of $7,525,731 and gain in debt settlement of $1,429,906 and offset by non-cash expenses of $3,740,110 including (i) depreciation and amortization of $100,991; (ii) imputed interest of $6,842; (iii) stock-based compensation of $243,913; (iv) amortization of debt discounts of $2,415,346; (v) non-cash interest expense in excess of derivative liability of $758,265; (vi) net working capital increase of $1,826,746; (vii) loss in extinguishment of debt of $1,190,809, and (viii) additional non-cash interest expense due to debt restructuring of $620,160.

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

Investment Activities

Net cash used in investing activities for the year ended December 31, 2022 was $389,985. The Company purchased $5,000 in property, plant, and equipment and $384,985 in internal used software.

Net cash used in investing activities for the year ended December 31, 2021 was $424,760. The Company purchased $33,900 in property, plant, and equipment and $390,936 in internal used software.

Financing Activities

Net cash provided by financing activities for the year ended December 31, 2022 was $2,107,053. The amount was related to proceeds from our chief executive officer and chairman of the Board of $1,027,500 and repayment to our chief executive officer and chairman of the Board of $105,822 and proceeds from borrowing from convertible notes payable of $888,063 and repayments of $298,945 to convertible notes payable holders. The Company also issued for cash at a net proceeds of $596,258 from ELOC.

Net cash provided by financing activities for the year ended December 31, 2021 was $8,656,865. The amount was related to proceeds from our chief executive officer and chairman of the Board of $244,803 and repayment to our chief executive officer and chairman of the Board of $137,500 and proceeds from borrowing from convertible notes payable of $8,041,501 and repayments of $455,000 to convertible notes payable holders. The Company also issued for cash at a net proceeds of $963,061 from Regulation A offering and ELOC.

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

Off-Balance Sheet Arrangements

As of December 31, 2022, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K promulgated under the Securities Act reasonably likely to have a material effect on our financial condition.

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

The Company’s leases primarily consist of facility leases which are classified as operating leases. The Company assesses whether an arrangement contains a lease at inception. The Company recognizes a lease liability to make contractual payments under all leases with terms greater than twelve months and a corresponding right-of-use asset, representing its right to use the underlying asset for the lease term. The lease liability is initially measured at the present value of the lease payments over the lease term using the collateralized incremental borrowing rate since the implicit rate is unknown. Options to extend or terminate a lease are included in the lease term when it is reasonably certain that the Company will exercise such an option. The right-of-use asset is initially measured as the contractual lease liability plus any initial direct costs and prepaid lease payments made, less any lease incentives. Lease expense is recognized on a straight-line basis over the lease term. All leases are terminated since December 31, 2022.

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

Based on the Company’s evaluations, revenue from Managed Services is reported on a gross basis because the Company has the primary obligation to fulfill the performance obligations and it creates, reviews and controls the services. The Company takes on the risk of payment to any third-party creators and it establishes the contract price directly with its customers based on the services requested in the statement of work. The contract liabilities as of December 31, 2022 and 2021 were 27,500 and $337,500, respectively.

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

Software Development Costs

We apply ASC 350-40, Intangibles—Goodwill and Other—Internal Use Software, in review of certain system projects. These system projects generally relate to software we do not intend to sell or otherwise market. In addition, we apply this guidance to our review of development projects related to software used exclusively for our SaaS subscription offerings. In these reviews, all costs incurred during the preliminary project stages are expensed as incurred. Once the projects have been committed to and it is probable that the projects will meet functional requirements, costs are capitalized. These capitalized software costs are amortized on a project-by-project basis over the expected economic life of the underlying product on a straight-line basis, which is five years. Amortization commences when the software is available for its intended use. Amounts capitalized related to development of internal use software are included in property and equipment, net, on our Consolidated Balance sheets and related depreciation is recorded as a component of amortization of intangible assets and depreciation in our consolidated statements of operations. During the year ended December 31, 2022 and 2021, we capitalized approximately $384,985 and $390,936, respectively, related to internal use software and recorded $65,826 and $10,791 in related amortization expense, respectively. Unamortized costs of capitalized internal use software totaled $777,192 and $458,033 as of December 31, 2022 and 2021, respectively.

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

For other intangible assets that are not deemed indefinite-lived, cost is generally amortized on a straight-line basis over the asset’s estimated economic life, except for individually significant customer-related intangible assets that are amortized in relation to total related sales. Amortizable intangible assets are reviewed for impairment whenever events or changes in circumstances indicate that the related carrying amounts may not be recoverable. In these circumstances, they are tested for impairment based on undiscounted cash flows and, if impaired, written down to estimated fair value based on either discounted cash flows or appraised values. The Company impaired $0 and $0 of goodwill for the year ended December 31, 2022 and for the year ended December 31, 2021, respectively.

Impairment of Long-Lived Assets

Long-lived assets, which include property, plant and equipment and intangible assets, are reviewed for impairment whenever events or changes in circumstances indicate the carrying amount of an asset may not be recoverable.

Recoverability of long-lived assets to be held and used is measured by comparing the carrying amount of an asset to the estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated undiscounted future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the assets. Fair value is generally determined using the asset’s expected future discounted cash flows or market value, if readily determinable. Based on its review, the Company believes that, as of December 31, 2022 and 2021, there was no impairment loss of its long-lived assets.

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

The Company used Level 3 inputs for its valuation methodology for the derivative liabilities for conversion feature of the convertible notes in determining the fair value the weighted-average Binomial option pricing model following assumption inputs. The fair value of derivative liability as of December 31, 2022 and 2021 was $799,988 and $513,959, respectively.

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

Reference is made to pages F-1 through F-40 comprising a portion of this annual report  .

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Disclosure controls are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Exchange Act, such as this annual report, is recorded, processed, summarized, and reported within the time period specified in the SEC’s rules and forms. Disclosure controls are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including the chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure. Our management evaluated, with the participation of our current chief executive officer and chief financial officer (our “Certifying Officers”), the effectiveness of our disclosure controls and procedures as of December 31, 2022, pursuant to Rule 13a-15(b) under the Exchange Act. Based upon that evaluation, our Certifying Officers concluded that, as of December 31, 2022, our disclosure controls and procedures were ineffective. The ineffectiveness of our disclosure controls and procedures was due to the existence of material weaknesses.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2022. In making the assessment, management used the criteria issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO – 2013) in Internal Control-Integrated Framework. Based on its assessment, management concluded that, as of December 31, 2022, our Company’s internal control over financial reporting was ineffective.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. As described above, the Company has conclude the internal control over financial reporting is ineffective in 2022 because of the material weakness identified by our independent auditor.

ITEM 9B. OTHER INFORMATION

None

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Officers and Directors

As of the date of this annual report, our officers and directors are as follows:

Name	Age	Position
Amir Ben-Yohanan	50	Chief Executive Officer and Director, Principal Executive Officer and Principal Financial and Accounting Officer
Scott Hoey	37	Chief Financial Officer
Harris Tulchin	69	Director
Massimiliano Musina	39	Independent Director

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

Scott Hoey. Scott Hoey was appointed as the Company’s Chief Financial Officer on May 27, 2022. Mr. Hoey, age 37, has served as the Company’s Treasurer since May 2021. From June 2018 to April 2021, he served as Vice President of Acquisitions of West of Hudson Properties. From November 2014 to May 2018, Mr. Hoey served as a Financial Services Representative at TD Bank, N.A. From May 2011 to October 2014 he served as a Personal Banker at Bank of America, N.A. He earned his Bachelor’s Degree in Business Administration with a concentration in Management and Marketing from Montclair State University.

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

Advisory Board

On April 2, 2021, the Company established an advisory board (“Advisory Board”) to provide guidance and advice to the directors and officers of the Company regarding technical and business matters. The advisory board has no voting powers. The advisory board is made up of two members including Harris Tulchin and Massimiliano Musina.

Harris Tulchin. Mr. Tulchin was appointed as a member of the Company’s Board of Directors on August 5, 2020.

Massimiliano Musina. On October 12, 2021, the Board appointed Massimiliano Musina to serve as a member of the Company’s Board of Directors.

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

ITEM 11. EXECUTIVE COMPENSATION

Executive compensation was paid during the fiscal year ended December 31, 2022 and ended December 31, 2021 to the officers and directors of the Company. The Company has entered into Employment Agreements, a Consulting Agreement, and Directors Agreements with its officers and directors, as applicable, as described below.

The following table presents information regarding the total compensation earned by our executive officers who were serving as executive officers as of December 31, 2022 for services rendered in all capacities to us for the years ended December 31, 2022 and 2021.

Name and Principal Position	Year	Salary ($USD)	Bonus ($USD)	Stock Based Awards ($USD)	Others ($USD)	Total ($USD)
Amir Ben-Yohanan	2022	400,000	–	100,000	–	500,000
Chairman of the Board, CEO, Principal Accounting Officer	2021	233,333	221,666	100,000	–	554,999

Harris Tulchin	2022	–	–	100,000	–	100,000
Chief Legal Officer	2021	285,000	81,666	100,000	–	466,666

Scott Hoey	2022	64,615	–	–	–	64,615
Chief Financial Officer	2021	–	–	–	–	–

Employment Agreements

See Employment Agreements on page 40 and 41 of this annual report.

2022 Equity Incentive Plan

Overview

The Board of Directors and shareholders holding a majority of the Company’s voting capital approved and adopted the Clubhouse Media Group, Inc. 2022 Equity Incentive Plan (the “2022 Plan”) on April 19, 2022. The 2022 Plan authorizes the issuance of up to an aggregate maximum of 26,000,000 shares of the common stock, subject to adjustment as described in the 2022 Plan. The 2022 Plan shall be administered by the Board or one or more committees appointed by the Board or another committee (“Administrator”). The Administrator, in its discretion, selects the individuals to whom awards may be granted, the time or times at which such awards are granted, and the terms of such awards. The 2022 Plan authorizes the Company to grant stock options, stock appreciation rights, restricted shares, restricted share unit, cash awards, other awards, and performance-based awards. Awards may be granted to the Company’s officers, employees, directors and consultants.

The purpose of 2022 Plan is to promote the success of the Company and to increase stockholder value by providing an additional means through the grant of awards to attract, motivate, retain and reward selected employees and other eligible persons. The Board may, at any time, terminate or, from time to time, amend, modify or suspend this 2022 Plan, in whole or in part. To the extent then required by applicable law or any applicable stock exchange or required under the Internal Revenue Code to preserve the intended tax consequences of the 2022 Plan, or deemed necessary or advisable by the Board, the 2022 Plan and any amendment to the 2022 Plan shall be subject to stockholder approval. Unless earlier terminated by the Board, the 2022 Plan will terminate ten years from the date of adoption.

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

Notwithstanding the foregoing, the maximum number of shares that may be issued upon the exercise of incentive stock options will equal the aggregate share number stated above, plus, to the extent allowable under Section 422 of the Internal Revenue Code of 1986, as amended, and regulations promulgated thereunder, any shares that become available for issuance under the 2022 Plan in accordance with the foregoing.

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

Non-transferability of Awards

Unless the administrator provides otherwise, the 2022 Plan generally does not allow for the transfer of awards and only the recipient of an award may exercise an award during their lifetime. If the administrator makes an award transferrable, such award will contain such additional terms and conditions as the administrator deems appropriate.

Certain Adjustments

In the event of certain changes in the Company’s capitalization, to prevent diminution or enlargement of the benefits or potential benefits available under the 2022 Plan, the administrator will adjust the number and class of shares that may be delivered under the 2022 Plan or the number, and price of shares covered by each outstanding award and the numerical share limits set forth in the 2022 Plan.

Dissolution or Liquidation

In the event of the Company’s proposed liquidation or dissolution, the administrator will notify participants as soon as practicable and all awards will terminate immediately prior to the consummation of such proposed transaction.

Merger or Change in Control

The 2022 Plan provides that in the event of the Company’s merger with or into another corporation or entity or a “change in control” (as defined in the 2022 Plan), each outstanding award will be treated as the administrator determines, including, without limitation, that (i) awards will be assumed, or substantially equivalent awards will be substituted, by the acquiring or succeeding corporation (or an affiliate thereof) with appropriate adjustments as to the number and kind of shares and prices; (ii) upon written notice to a participant, that the participant’s awards will terminate upon or immediately prior to the consummation of such merger or change in control; (iii) outstanding awards will vest and become exercisable, realizable or payable, or restrictions applicable to an award will lapse, in whole or in part, prior to or upon consummation of such merger or change in control and, to the extent the administrator determines, terminate upon or immediately prior to the effectiveness of such merger or change in control; (iv) (A) the termination of an award in exchange for an amount of cash or property, if any, equal to the amount that would have been attained upon the exercise of such award or realization of the participant’s rights as of the date of the occurrence of the transaction (and, for the avoidance of doubt, if as of the date of the occurrence of the transaction the administrator determines in good faith that no amount would have been attained upon the exercise of such award or realization of the participant’s rights, then such award may be terminated by the Company without payment) or (B) the replacement of such award with other rights or property selected by the administrator in its sole discretion; or (v) any combination of the foregoing. The administrator will not be obligated to treat all awards, all awards a participant holds, or all awards of the same type, similarly. In the event that awards (or portion thereof) are not assumed or substituted for in the event of a merger or change in control, the participant will fully vest in and have the right to exercise all of their outstanding options and stock appreciation rights, including shares as to which such awards would not otherwise be vested or exercisable, all restrictions on restricted stock and RSUs will lapse and, with respect to awards with performance-based vesting, all performance goals or other vesting criteria will be deemed achieved at 100% of target levels and all other terms and conditions met, in all cases, unless specifically provided otherwise under the applicable award agreement or other written agreement between the participant and the Company or any of the Company’s subsidiaries or parents, as applicable. If an option or stock appreciation right is not assumed or substituted in the event of a merger or change in control, the administrator will notify the participant in writing or electronically that the option or stock appreciation right will be exercisable for a period of time determined by the administrator in its sole discretion and the vested option or stock appreciation right will terminate upon the expiration of such period.

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

Amendment and Termination

The administrator has the authority to amend, suspend or terminate the 2022 Plan provided such action does not impair the existing rights of any participant. The 2022 Plan automatically will terminate in June of 2031, unless it is terminated sooner.

2023 Equity Incentive Plan

On July 11, 2022, the Board of Directors of the Company and stockholders holding a majority of the voting power of the Company approved and adopted the Clubhouse Media Group, Inc. 2023 Equity Incentive Plan (the “2023 Plan”). The material terms of the 2023 Plan are set forth below. The description below of the 2023 Plan does not purport to be complete and is qualified in its entirety by reference to the full text of the 2023 Plan, a copy of which is filed as Exhibit 10.1 to this Current Report on Form 8-K and is incorporated herein by reference.

Overview

The 2023 Plan authorizes the issuance of up to an aggregate maximum of 75,000,000 shares of the common stock, subject to adjustment as described in the 2023 Plan. The 2023 Plan shall be administered by the Board or one or more committees appointed by the Board or another committee (“Administrator”). The Administrator, has the power to all determinations deemed necessary or advisable for administering the 2023 Plan, including the power to select the service providers to whom awards may be granted, determine the number of shares covered by each award. The 2023 Plan authorizes the Company to grant stock options, stock appreciation rights, restricted shares, restricted share unit, cash awards, other awards, and performance-based awards. Awards may be granted to the Company’s officers, employees, directors and consultants.

The purpose of 2023 Plan is to (i) to attract and retain the best available personnel for positions of substantial responsibility, (ii) to provide additional incentive to Employees, Directors and Consultants, and (ii) to promote the success of the Company’s business. The Administrator has the authority to amend, suspend or terminate the 2023 Plan provided such action does not impair the existing rights of any participant. The 2023 Plan automatically will terminate on July 11, 2032, unless it is terminated sooner.

The Company plans to file a Registration Statement on Form S-8 with the SEC to register 75,000,000 shares of the Company’s common stock, issuable pursuant to the 2023 Plan in the near future.

Authorized Shares

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

Non-transferability of Awards

Unless the Administrator provides otherwise, the 2023 Plan generally does not allow for the transfer of awards and only the recipient of an award may exercise an award during their lifetime. If the Administrator makes an award transferrable, such award will contain such additional terms and conditions as the Administrator deems appropriate.

Certain Adjustments

In the event of certain changes in the Company’s capitalization, to prevent diminution or enlargement of the benefits or potential benefits available under the 2023 Plan, the Administrator will adjust the number and class of shares that may be delivered under the 2023 Plan or the number, and price of shares covered by each outstanding award and the numerical share limits set forth in the 2023 Plan.

Dissolution or Liquidation

In the event of the Company’s proposed liquidation or dissolution, the Administrator will notify participants as soon as practicable and all awards will terminate immediately prior to the consummation of such proposed transaction.

Merger or Change in Control

The 2023 Plan provides that in the event of the Company’s merger with or into another corporation or entity or a “change in control” (as defined in the 2023 Plan), each outstanding award will be treated as the Administrator determines, including, without limitation, that (i) awards will be assumed, or substantially equivalent awards will be substituted, by the acquiring or succeeding corporation (or an affiliate thereof) with appropriate adjustments as to the number and kind of shares and prices; (ii) upon written notice to a participant, that the participant’s awards will terminate upon or immediately prior to the consummation of such merger or change in control; (iii) outstanding awards will vest and become exercisable, realizable or payable, or restrictions applicable to an award will lapse, in whole or in part, prior to or upon consummation of such merger or change in control and, to the extent the Administrator determines, terminate upon or immediately prior to the effectiveness of such merger or change in control; (iv) (A) the termination of an award in exchange for an amount of cash or property, if any, equal to the amount that would have been attained upon the exercise of such award or realization of the participant’s rights as of the date of the occurrence of the transaction (and, for the avoidance of doubt, if as of the date of the occurrence of the transaction the Administrator determines in good faith that no amount would have been attained upon the exercise of such award or realization of the participant’s rights, then such award may be terminated by the Company without payment) or (B) the replacement of such award with other rights or property selected by the Administrator in its sole discretion; or (v) any combination of the foregoing. The Administrator will not be obligated to treat all awards, all awards a participant holds, or all awards of the same type, similarly. In the event that awards (or portion thereof) are not assumed or substituted for in the event of a merger or change in control, the participant will fully vest in and have the right to exercise all of their outstanding options and stock appreciation rights, including shares as to which such awards would not otherwise be vested or exercisable, all restrictions on restricted stock and RSUs will lapse and, with respect to awards with performance-based vesting, all performance goals or other vesting criteria will be deemed achieved at 100% of target levels and all other terms and conditions met, in all cases, unless specifically provided otherwise under the applicable award agreement or other written agreement between the participant and the Company or any of the Company’s subsidiaries or parents, as applicable. If an option or stock appreciation right is not assumed or substituted in the event of a merger or change in control, the Administrator will notify the participant in writing or electronically that the option or stock appreciation right will be exercisable for a period of time determined by the Administrator in its sole discretion and the vested option or stock appreciation right will terminate upon the expiration of such period.

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

Amendment and Termination

The Administrator has the authority to amend, suspend or terminate the 2023 Plan provided such action does not impair the existing rights of any participant. The 2023 Plan automatically will terminate on April 18, 2032, unless it is terminated sooner.

The foregoing description of the 2023 Plan does not purport to be complete and is qualified in its entirety by reference to the full text of the 2023 Plan, a copy of which is filed as Exhibit 10.4 to this Current Report on Form 8-K and is incorporated herein by reference.

Item 5.07. Submission of Matters to a Vote of Security Holders.

On July 11, 2022, the holders of an aggregate of 65,726,585 shares of the Company’s common stock and one share of Series X preferred stock, representing approximately 57.6% of the overall voting power of the Company, approved and adopted the 2023 Plan.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth information regarding the beneficial ownership of our common stock as of March 29, 2023 by:

●	each person known by us to be the beneficial owner of more than 5% of our outstanding shares of common stock;
●	each of our executive officers and directors that beneficially owns shares of our common stock; and
●	all our executive officers and directors as a group.

In the table below, percentage ownership is based on 116,553,686 shares of our common stock issued and outstanding as of March 29, 2023. Unless otherwise noted below, the address for each beneficial owner listed on the table is in care of Clubhouse Media Group, Inc., 3651 Lindell Road, D517, Las Vegas, Nevada 89103. We have determined beneficial ownership in accordance with the rules of the SEC. We believe, based on the information furnished to us, that the persons and entities named in the tables below have sole voting and investment power with respect to all shares of common stock that they beneficially own, subject to applicable community property laws.

Name and Address of Beneficial Owner	Number of Shares Beneficially Owned (1)	Percentage of Outstanding Common Stock
Amir Ben-Yohanan (2)	4,577,264,688	67.0%
Scott Hoey	-	*
Massimiliano Musina	-	-
Harris Tulchin (3)	8,879,372	0.1%
All executive officers and directors as a group (4 persons)	4,586,144,060	67.1%

*	Below 1%.

(1)	Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities. Pursuant to Rules 13d-3 and 13d-5 of the Exchange Act, beneficial ownership includes any shares as to which a shareholder has sole or shared voting power or investment power, and also any shares which the shareholder has the right to acquire within 60 days, including upon exercise of common shares purchase options or warrants. We did not deem these shares outstanding, however, for the purpose of computing the percentage ownership of any other person.
(2)	Mr. Ben-Yohanan beneficially owns one share of Series X Preferred Stock which has a number of votes equal to all of the other votes entitled to be cast on any matter by any other shares or securities of the Company plus one, but does not have any economic or other interest in the Company.
(3)	Pursuant to the Director Agreement, the Company agreed to issue Mr. Tulchin a number of shares of common stock of the Company having a fair market value (as defined in the Director Agreement) of $25,000 at the end of each calendar quarter that he serves as a director, thus far he has not been issued any shares of our common stock under the Director Agreement, and is entitled to receive $50,000 of shares based on the fair market value (as defined in the Director Agreement) at the end of the next calendar quarter.
(4)	Pursuant to the terms of the Restricted Stock Agreement, the Board granted Mr. Kaplun 58,824 shares of restricted common stock on October 7, 2021. 25% of the shares vest on each of the three-month, six-month, nine-month and 12-month anniversaries of the grant date.

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

Related Party Transactions

As of December 31, 2020, the Company’s Chief Executive Officer had advanced $2,162,562 to the Company for payment of the Company’s operating expenses. The Company recorded $87,213 and $15,920 as imputed interest and recorded as additional paid in capital for the year ended December 31, 2021 and 2020, respectively from the loan advanced by the Company’s Chief Executive Officer.

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

[●]

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

As of December 31, 2022 and December 31, 2021, The Company has a payable balance owed to the sellers of Magiclytics of $97,761 and $97,761 from the acquisition of Magiclytics on February 3, 2021.

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

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Fruci & Associates II, PLLC has served as the Company’s independent registered public accounting firm since September 8, 2020. The following is a summary of fees paid or to be paid to Fruci for the fiscal years ended December 31, 2022 and 2021.

	Year Ended December 31,
	2022	2021
Audit Fees	$62,500	$17,000
Audit Related Fees	$1,500	$—
Tax Fees	$—	$—
All Other Fees	$—	$—
Total	$64,000	$17,000

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

Item 16. Form 10-K Summary

Not applicable.

EXHIBIT INDEX

3.1	Articles of Incorporation of the Company. (incorporated by reference to Exhibit 3.1 to the Company’s registration statement on Form SB-2 filed with the Securities and Exchange Commission on February 13, 2007).

3.2	Certificate of Amendment to the Company’s Articles of Incorporation (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 10, 2020).

3.3	Amended and Restated Bylaws of the Company (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on June 29, 2020).

3.4	Form of Series X Preferred Stock Certificate of Designations filed November 12, 2020 with the Secretary of State of Nevada. (incorporated by reference to Exhibit 3.4 to the Company’s Current Report on Form 8-K filed November 12, 2020).

3.5	Certificate of Amendment to Articles of Incorporation filed November 2, 2020 with the Secretary of State of Nevada (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on November 4, 2020).

3.6	Articles of Amendment to the Articles of Incorporation filed with the Nevada Secretary of State on April 19, 2022. (incorporated by reference to Exhibit 3.1 on the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on April 25, 2022).

3.7	Certificate of Amendment to Articles of Incorporation, dated June 13, 2022. (incorporated by reference to Exhibit 3.1 on the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on June 17, 2022).

3.8	Articles of Amendment to the Articles of Incorporation of Clubhouse Media Group, Inc., dated June 23, 2022. (incorporated by reference to Exhibit 3.1 on the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on June 29, 2022).

3.9	Certificate of Amendment, filed on November 15, 2022. (incorporated by reference to Exhibit 3.1 on the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on November 18, 2022).

10.1	Securities Purchase Agreement, dated January 10, 2022 and entered into on January 13, 2022, by and between the Company and Fast Capital, LLC.(incorporated by reference to Exhibit 10.1 on the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on January 10, 2023).

10.2	10% Convertible Promissory Note, dated January 10, 2022 and executed on January 13, 2022, issued by the Company to Fast Capital, LLC. (incorporated by reference to Exhibit 10.2 on the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on January 10, 2022).

10.3	Securities Purchase Agreement, dated January 12, 2022, by and between the Company and Sixth Street Lending LLC. (incorporated by reference to Exhibit 10.1 on the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on January 18, 2022).

10.4	Convertible Promissory Note, dated January 12, 2022, issued by the Company to Sixth Street Lending LLC. (incorporated by reference to Exhibit 10.2 on the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on January 18, 2022).

10.5	Share Exchange Agreement dated August 11, 2020 by and between Tongji Healthcare Group, Inc., West of Hudson Group, Inc., Amir Ben-Yohanan, Chris Young, Simon Yu and Mr. Ben-Yohanan as the representative of the WOHG Shareholders. (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on August 11, 2020).

10.6	Custodian Discharge Order (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed November 12, 2020).

10.7+*	Independent Director Agreement by and between the Company and Massimiliano Musina dated October 9, 2021).

10.8+	Director Agreement by and between the Company and Harris Tulchin dated August 5, 2020 (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed August 11, 2020).
10.9+	Employment Agreement, dated as of April 1, 2022 and effective April 11, 2022, between the Company and Amir Ben-Yohanan, dated April 11, 2021. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed April 7, 2022).

10.10+	Termination and Release Agreement, dated as of May 27, 2022, by and between the registrant and Dmitry Kaplun. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed May 27, 2022).

10.11+	Redemption Agreement, dated as of May 27, 2022, by and between the registrant and Dmitry Kaplun. (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed May 27, 2022).

10.12	Clubhouse Media Group, Inc. 2022 Equity Incentive Plan. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed April 19, 2022).

10.13	Clubhouse Media Group, Inc. 2023 Equity Incentive Plan, adopted on July 11, 2022. (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed July 14, 2022).

10.14	Lease Agreement dated August 3, 2020 for Not a Content House – Beverly Hills (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed November 11, 2020).

10.15	Lease Agreement dated September 6, 2020 for Clubhouse Europe (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed November 12, 2020).

10.16	Exchange Agreement dated July 9, 2020 between the West of Hudson Group, Inc., Amir Ben-Yohanan, Chris Young and Simon Yu (incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed November 12, 2020).

10.17	Promissory Note issued by West of Hudson Group, Inc., as borrower, to Amir Ben-Yohanan, as Lender, dated January 2, 2020 (incorporated by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K filed November 12, 2020).

10.18	Waiver Pursuant to Share Exchange Agreement dated November 11, 2020 by and between Tongji Healthcare Group, Inc., West of Hudson Group, Inc., Amir Ben-Yohanan, Chris Young, Simon Yu and Mr. Ben-Yohanan as the representative of the WOHG Shareholders. (incorporated by reference to Exhibit 10.7 to the Company’s Current Report on Form 8-K filed November 12, 2020).

10.19	Amended and Restated Share Exchange Agreement dated February 3, 2021 (incorporated by reference to Exhibit 2.1 of the Company’s Current Report on Form 8-K filed February 8, 2021).

10.20	Promissory Note issued by the Company to Amir Ben-Yohanan dated February 2, 2021 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed February 8, 2021).

10.21	Securities Purchase Agreement between the Company and Tiger Trout Capital Puerto Rico, LLC dated January 29, 2021 (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed February 8, 2021).

10.22

Convertible Promissory Note issued by the Company to Tiger Trout Capital Puerto Rico, LLC dated January 29, 2021 (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed February 8, 2021). (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed February 2, 2022).

10.23	Exchange Agreement, issued by the Company to Tiger Trout Capital Puerto Rico, LLC dated as of June 29, 2022. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed July 6, 2022).

10.24	Amendment No. 2 to Convertible Promissory Note issued by the Company to Tiger Trout Capital Puerto Rico, LLC, dated as of June 29, 2022. (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K July 6, 2022).

10.25	Amendment No. 3 to Convertible Promissory Note issued by the Company to Tiger Trout Capital Puerto Rico, LLC, dated as of June 30, 2022. (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed July 6, 2022).

10.26	Debt Repayment and Release Agreement, dated December 7, 2022, by and between the registrant and Tiger Trout Capital Puerto Rico, LLC. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed December 13, 2022).

10.27	Securities Purchase Agreement between the Company and GS Capital Partners, LLC dated January 25, 2021 (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed February 8, 2021).

10.28	Convertible Promissory Note issued by the Company to GS Capital Partners, LLC dated January 25, 2021 (incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed February 8, 2021).

10.29	Securities Purchase Agreement between the Company and ProActive Capital SPV I, LLC dated January 20, 2021 (incorporated by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K filed February 8, 2021).

10.30

Convertible Promissory Note issued by the Company to ProActive Capital SPV I, LLC dated January 20, 2021 (incorporated by reference to Exhibit 10.7 to the Company’s Current Report on Form 8-K filed February 8, 2021).

10.31	Amendment No. 1 to Convertible Promissory Note issued by the Company to ProActive Capital SPV I, LLC entered into on February 8, 2022, and dated as of February 4, 2022. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed February 11, 2022).

10.32	Debt Repayment and Release Agreement, dated December 15, 2022, by and between the registrant and ProActive Capital SPV I, LLC. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed December 20, 2022).

10.33	Securities Purchase Agreement between the Company and GS Capital Partners, LLC dated February 19, 2021 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on February 25, 2021).

10.34	Convertible Promissory Note issued by the Company to GS Capital Partners, LLC dated February 19, 2021 (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on February 25, 2021).

10.35	Securities Purchase Agreement between the Company and Labrys Fund, LP dated March 11, 2021 (incorporated by reference to Exhibit 10.22 to the Company’s Annual Report on Form 10-K filed with the SEC on March 15, 2021).

10.36	Convertible Promissory Note issued by the Company to Labrys Fund, LP dated March 11, 2021 (incorporated by reference to Exhibit 10.23 to the Company’s Annual Report on Form 10-K filed with the SEC on March 15, 2021).

10.37	Amendment No. 2 to Promissory Note, dated as of March 8, 2022, by and between the registrant and Labrys Fund, LP. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed March 11, 2022).

10.38	Securities Purchase Agreement, dated February 16, 2022, issued by the Company to ONE44 Capital LLC. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed February 23, 2022).

10.39	Convertible Promissory Note, dated February 16, 2022, issued by the Company to ONE44 Capital LLC. (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed February 23, 2022).

10.40	Securities Purchase Agreement, dated May 20, 2022, issued by the Company to ONE44 Capital LLC. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed May 25, 2022).

10.41	Convertible Promissory Note, dated May 20, 2022, issued by the Company to ONE44 Capital LLC. (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed May 25, 2022).

10.42	Securities Purchase Agreement, March 3, 2022, issued by the Company to Coventry Enterprises LLC. (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed March 9, 2022).

10.43	10% Promissory Note, dated March 3, 2022, issued by the Company to Coventry Enterprises LLC. (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed March 9, 2022).

10.44	Debt Repayment and Release Agreement, dated December 20, 2022, by and between the registrant and Coventry Enterprises LLC. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed December 22, 2022).

10.45	Securities Purchase Agreement between Clubhouse Media Group, Inc. and 1800 Diagonal Lending, LLC, dated June 23, 2022. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed June 29, 2022).

10.46	Convertible Promissory Note issued by Clubhouse Media Group, Inc. to 1800 Diagonal Lending, LLC, dated June 23, 2022. (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed June 29, 2022).

10.47	Securities Purchase Agreement, entered into on July 11, 2022 and dated as of July 8, 2022, between the registrant and 1800 Diagonal Lending, LLC. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed July 14, 2022).

10.48	Convertible Promissory Note issued on July 11, 2022 and dated as of July 8, 2022, by the registrant in favor of 1800 Diagonal Lending, LLC. (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed July 14, 2022).

10.49	Promissory Note issued on July 12, 2022 by the registrant in favor of Amir Ben-Yohanan. (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed July 14, 2022).

10.50	Joint Venture Deal Memo, dated July 31, 2022, between the Company and Alden Henri Reiman. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed August 4, 2022).

10.51	Operating Agreement of The Reiman Agency LLC, dated July 31, 2022. (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed August 4, 2022).

10.52+	Executive Employment Agreement, dated July 31, 2022, between the Company and Alden Henri Reiman. (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed August 4, 2022).

10.53	Debt Exchange Agreement, dated November 17, 2022, by and between the registrant and Amir Ben-Yohanan. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed November 22, 2022).

(Include updated POA and certifications here )

101.INS*	Inline XBRL Instance Document.
101.SCH*	Inline XBRL Taxonomy Extension Schema.
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase.
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase.
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase.
101.DEF*	Inline XBRL Taxonomy Extension Definition Document.
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

*	Filed herewith.
**	Furnished herewith.
+	Management contract, compensation plan or arrangement.

CLUBHOUSE MEDIA GROUP, INC.

Index to Financial Statements

Report of Independent Registered Public Accounting Firm (PCAOB ID: 5525)	F-2
Consolidated Balance Sheet as of December 31, 2021 and 2020	F-4
Consolidated Statement of Operations and Comprehensive Loss for the twelve months ended December 31, 2021 and the period from January 2, 2020 (inception) to December 31, 2020	F-5
Consolidated Statement of Stockholders’ Equity for the twelve months ended December 31, 2021 and the period from January 2, 2020 (inception) to December 31, 2020	F-6
Consolidated Statement of Cash Flows for the twelve months ended December 31, 2021 and the period from January 2, 2020 (inception) to December 31, 2020	F-7
Notes to Audited Consolidated Financial Statements	F-8

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Clubhouse Media Group, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Clubhouse Media Group, Inc. and Subsidiaries (“the Company”) as of December 31, 2022 and 2021, and the related consolidated statements of operations, statements of stockholders’ equity (deficit), and cash flows for each of the years in the two-year period ended December 31, 2022, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021 and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2022, in conformity with accounting principles generally accepted in the United States of America.

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the financial statements, the Company has stockholder’s deficit, net losses, and negative working capital. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Revenue recognition and completeness— Refer to Note 2 to the financial statements

Critical Audit Matter Description

The Company has revenue generating activities, from an increasing number of sources, that is dependent on third-party influencers creating and publishing agreed upon media subject to varying timelines not always directly under the Company’s direct control. The nature of the Company’s contracts with customers require consideration of whether the Company acts as either the principal or agent in the contracts, which includes subjective analysis of the level of control the Company maintains related to the contracts.

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to evaluating the Company’s revenue and revenue recognition policy and related accounts included the following, among others:

●	Independent assessment of whether the Company’s conclusion that it maintains control in its revenue generating contracts is reasonable, and as such, gross presentation of revenue is appropriate.

●	Performed analytical procedures of revenue and cash receipt activities surrounding year end to determine any unusual fluctuations that required further inquiry or substantiation.

●	Testing of a sample of revenue transactions during year, including transactions near year end, to determine the agreed-upon media was completed and released, and recorded in the appropriate period.

We have served as the Company’s auditor since 2020.

Spokane, Washington
March 30, 2023

Clubhouse Media Group, Inc.

Consolidated Balance Sheets

	As of December 31,	As of December 31,
	2022	2021
Assets
Current assets:
Cash and cash equivalents	$57,713	$299,520
Accounts receivable, net	367,364	243,381
Prepaid expense	4,000	449,954
Total current assets	429,077	992,855

Property and equipment, net	37,485	67,651
Intangibles	777,192	458,033
Total assets	$1,243,754	$1,518,539

Liabilities and stockholders’ equity (deficit)
Current liabilities:
Accounts payable and accrued liabilities	$2,565,806	$1,620,661
Deferred revenue	27,500	337,500
Convertible notes payable, net	4,504,103	5,761,479
Shares to be issued	573,333	1,047,885
Notes payable - related party	451,260	–
Derivative liability	799,988	513,959
Total current liabilities	8,921,990	9,281,484

Convertible notes payable, net - related party	–	1,386,919
Total liabilities	8,921,990	10,668,403

Commitments and contingencies	–	–

Stockholders’ equity (deficit):
Preferred stock, par value $0.001, authorized 50,000,000 shares; 1 shares issued and outstanding at December 31, 2022 and December 31, 2021	–	–
Common stock, par value $0.000001 authorized 25,000,000,000 shares; 6,830,378,163 and 97,785,111 shares issued and outstanding at December 31, 2022 and December 31, 2021, respectively	6,831	98
Additional paid-in capital	24,744,738	15,754,112
Accumulated deficit	(32,814,971)	(24,904,074)
Total Clubhouse Media stockholders’ equity (deficit)	(8,063,402)	(9,149,864)
Non-controlling interest	385,166	–
Total stockholders’ deficit	(7,678,236)	(9,149,864)
Total liabilities and stockholders’ equity (deficit)	$1,243,754	$1,518,539

See Accompanying Notes to Consolidated Financial Statements.

Clubhouse Media Group, Inc.

Consolidated Statements of Operations

	For the Year Ended December 31 , 2022	For the Year Ended December 31 , 2021

Total revenue, net	$6,283,691	$4,253,765
Cost of sales	4,997,599	3,470,862
Gross profit	1,286,092	782,903

Operating expenses:
Advertising expenses	54,301	118,697
Selling, general, and administrative	512,143	2,584,686
Salaries & wages	1,033,759	2,315,444
Professional and consultant fees	2,573,574	8,551,532
Production expenses	68,955	225,036
Rent expense	9,215	1,719,026
Total operating expenses	4,251,947	15,514,421

Operating loss	(2,965,855)	(14,731,518)

Other (income) expenses:
Interest expense, net	1,459,053	2,151,553
Amortization of debt discounts, net	2,415,346	5,932,883
Interest expense - excess derivatives	758,265	-
Loss in extinguishment of debt	1,190,809	-
Loss in extinguishment of debt - related party	–	297,138
Gain in debt settlement	(1,429,906)	-
Other (income) expense, net	–	162,093
Change in fair value of derivative liability	166,309	(1,029,530)
Total other (income) expenses	4,559,876	7,514,138

Loss before income taxes	(7,525,731)	(22,245,656)

Income tax (benefit) expense	-	-

Net loss	$(7,525,731)	$(22,245,656)

Net income (loss) attributable:
Non-controlling interest	385,166	-

Net loss	$(7,525,731)	$(22,245,656)
	(7,910,897)	-

Basic weighted average shares outstanding	1,340,393,768	95,150,297
Diluted weighted average shares outstanding	1,340,393,768	95,150,297

Basic - net loss per share	$(0.01)	$(0.23)
Diluted - net loss per share	$(0.01)	$(0.23)

See Accompanying Notes to Consolidated Financial Statements.

Clubhouse Media Group, Inc.

Consolidated Statements of Stockholder’s Equity (Deficit)

	Common Stock		Preferred Shares		Additional Paid-In	Accumulated	Total Clubhouse Media Stockholders’	Non- controlling	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity	Interest	Equity
Balance at December 31, 2020	92,682,632	92	1	-	245,543	(2,577,721)	(2,332,086)	-	(2,332,086)

Shares issued for cash	1,011,720	1	-	-	963,060	-	963,061	-	963,061
Acquisition of Magiclytics	874,999	1	-	-	19,999	(80,697)	(60,697)	-	(60,697)
Stock compensation expense	1,577,079	2	-	-	6,056,489	-	6,056,491	-	6,056,491
Conversion of convertible debt	305,747	1	-	-	1,040,180	-	1,040,181	-	1,040,181
Shares issued to settle accounts payable	219,850	-	-	-	471,443	-	471,443	-	471,443
Imputed interest	-	-	-	-	15,920	-	15,920	-	15,920
Warrants issued with convertible debt	-	-	-	-	211,633	-	211,633	-	211,633
Warrants issued for stock compensation	-	-	-	-	15,797	-	15,797	-	15,797
Reclass of derivative liability on conversion	-	-	-	-	91,519	-	91,519	-	91,519
Shares issued as debt issuance costs for convertible notes payable	1,113,080	1	-	-	6,571,529	-	6,571,530	-	6,571,530
Beneficial conversion features	-	-	-	-	51,000	-	51,000	-	51,000
Net loss	-	-	-	-	-	(22,245,656)	(22,245,656)	-	(22,245,656)
Balance at December 31, 2021	97,785,107	$98	1	$-	$15,754,112	$(24,904,074)	$(9,149,864)	$-	$(9,149,864)

Stock compensation expense	41,326,170	41	-	-	243,872	-	243,913	-	243,913
Shares issued for cash	2,820,000	3	-	-	70,997	-	71,000	-	71,000
Shares issued for cash - ELOC	48,341,960	48	-	-	525,210	-	525,258	-	525,258
Shares to be issued - liability reclass to equity	6,752,850	7	-	-	717,253	-	717,260	-	717,260
Reclass of derivative liability on conversion	-	-	-	-	2,332,225	-	2,332,225	-	2,332,225
Shares issued in conjunction with convertible debt	1,705,000	2	-	-	34,653	-	34,655	-	34,655
Conversion of convertible debt	6,631,647,072	6,632	-	-	5,059,575	-	5,066,207	-	5,066,207
Imputed interest	-	-	-	-	6,842		6,842		6,842
Net loss	-	-	-	-	-	(7,910,897)	(7,910,897)	385,166	(7,525,731)
Balance at December 31, 2022	6,830,378,159	$6,831	1	$-	$24,744,738	$(32,814,971)	$(8,063,402)	$385,166	$(7,678,236)

See Accompanying Notes to Consolidated Financial Statements.

Clubhouse Media Group, Inc.

Consolidated Statements of Cash Flow

	For the year ended December 31,	For the year ended December 31,
	2022	2021
Cash flows from operating activities:
Net (loss) income	$(7,525,731)	$(22,245,656)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	100,991	41,833
Imputed interest	6,842	15,920
Interest expense - amortization of debt discounts	2,415,346	5,932,883
Additional non-cash interest expense due to debt restructuring	650,160	–
Stock compensation expense	243,913	7,033,145
Loss in extinguishment of debt - related party	–	297,138
Change in fair value of derivative liability	(166,309)	(1,029,529)
Gain or loss in debt settlement	(1,429,906)	163,466
Loss in extinguishment of debt	1,190,809	–
Accretion expense - excess derivative liability	758,265	245,199
Net changes in operating assets & liabilities:
Accounts receivable	(123,983)	(29,959)
Inventory	–	–
Other receivable	–	–
Prepaid expense, deposits and other current assets	445,954	(230,954)
Other assets	–	–
Accounts payable, accrued liabilities, due to affiliates, and other long-term liabilities	1,504,775	1,836,155
Other payable	–	–
Net cash used in operating activities	(1,928,875)	(7,970,359)

Cash flows from investing activities:
Purchases of property, plant, and equipment	(5,000)	(33,900)
Purchases of intangible assets	(384,985)	(390,936)
Cash received from acquisition of Magiclytics	–	76
Net cash used in investing activities	(389,985)	(424,760)

Cash flows from financing activities:
Shares issued for cash	596,258	963,061
Borrowing from related party note payable	1,106,500	244,803
Repayment to related party convertible note payable	(105,822)	(137,500)
Borrowings from convertible notes payable	779,063	8,041,501
Repayment to convertible notes payable	(298,945)	(455,000)
Net cash provided by financing activities	2,077,053	8,656,865

Net increase in cash and cash equivalents	(241,807)	261,746
Cash and cash equivalents at beginning of period	299,520	37,774
Cash and cash equivalents at end of period	$57,713	$299,520

Supplemental disclosure of cash flow information
Cash paid during the period for:
Interest	$-	$-
Income taxes	$-	$-

Supplemental disclosure of non-cash investing and financing Activities:
Warrants issued in connection with debt	$-	$211,633
Shares issued for conversion from convertible note payable	$5,066,207	$1,040,181
Shares issued to settle accounts payable	$-	$471,443
Reclass of derivative liability to additional paid in capital	$2,332,225	$91,519

See Accompanying Notes to Consolidated Financial Statements.

Clubhouse Media Group, Inc.

Notes to the Consolidated Financial Statements

December 31, 2022 and 2021

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

West of Hudson Group, Inc. (“WOHG”) was incorporated in the State of Delaware on May 19, 2020 and owned 100% of WOH Brands, LLC (“WOH”), Oopsie Daisy Swimwear, LLC (“Oopsie”), Clubhouse Studios LLC (“Studios”), DAK Brands, LLC (“DAK”), and 51% of The Reiman Agency LLC (the “Agency”), which were incorporated in the State of Delaware on May 13, 2020.

Doiyen LLC (“Doiyen”), formerly known as WHP Entertainment LLC was incorporated in the State of California on January 2, 2020 and renamed to Doiyen LLC in July 7, 2020 and Doiyen is 100% owned by WOHG.

The Company is an entertainment company engaged in the sale of own brand products and promotion for other companies on their social media accounts.

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

Segment Information

The Company operates under one segment which is attract clients through our social media presence across various platforms in the social media influencer industry.

Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker, or decision-making group, in deciding how to allocate resources and in assessing performance. The Company’s chief operating decision maker is its Chief Executive Officer. The Company’s Chief Executive Officer reviews financial information presented on a consolidated basis for purposes of allocating resources and evaluating financial performance. The Company has one business activity and there are no segment managers who are held accountable for operations, operating results and plans for products or components below the consolidated unit level. Accordingly, the Company reports under a single operating segment.

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

Advertising

Advertising costs are expensed when incurred and are included in selling, general, and administrative expense in the accompanying consolidated statements of operations. We incurred advertising expenses of $54,301 and $118,697 for the year ended December 31, 2022 and 2021, respectively.

Accounts Receivable

The Company’s accounts receivable arises from providing services. The Company does not adjust its receivables for the effects of a significant financing component at contract inception if it expects to collect the receivables in one year or less from the time of sale. The Company does not expect to collect receivables greater than one year from the time of sale.

The Company’s policy is to maintain an allowance for potential credit losses on accounts receivable. Management reviews the composition of accounts receivable and analyzes historical bad debts, customer concentrations, customer credit worthiness, current economic trends and changes in customer payment patterns to evaluate the adequacy of these reserves. Amounts determined to be uncollectible are charged or written-off against the reserve. As of December 31, 2022 and 2021, there were $0 for bad debt allowance for accounts receivable.

Property and equipment, net

Plant and equipment are stated at cost less accumulated depreciation and impairment. Depreciation of property, plant and equipment and are calculated on the straight-line method over their estimated useful lives or lease terms generally as follows:

Classification	Useful Life
Equipment	3 years

Lease

On January 2, 2020, the Company adopted ASC Topic 842, Leases, or ASC 842, using the modified retrospective transition method with a cumulative effect adjustment to accumulated deficit as of January 1, 2019, and accordingly, modified its policy on accounting for leases as stated below. As described under “Recently Adopted Accounting Pronouncements,” below, the primary impact of adopting ASC 842 for the Company was the recognition in the consolidated balance sheet of certain lease-related assets and liabilities for operating leases with terms longer than 12 months. The Company elected to use the short-term exception and does not record assets/liabilities for short term leases as of December 31, 2022 and 2021.

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

Based on the Company’s evaluations, revenue from Managed Services is reported on a gross basis because the Company has the primary obligation to fulfill the performance obligations and it creates, reviews and controls the services. The Company takes on the risk of payment to any third-party creators and it establishes the contract price directly with its customers based on the services requested in the statement of work. The contract liabilities as of December 31, 2022 and 2021 were $27,500 and $337,500, respectively.

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

Software Development Costs

We apply ASC 350-40, Intangibles—Goodwill and Other—Internal Use Software, in review of certain system projects. These system projects generally relate to software we do not intend to sell or otherwise market. In addition, we apply this guidance to our review of development projects related to software used exclusively for our SaaS subscription offerings. In these reviews, all costs incurred during the preliminary project stages are expensed as incurred. Once the projects have been committed to and it is probable that the projects will meet functional requirements, costs are capitalized. These capitalized software costs are amortized on a project-by-project basis over the expected economic life of the underlying product on a straight-line basis, which is five years. Amortization commences when the software is available for its intended use. Amounts capitalized related to development of internal use software are included in property and equipment, net, on our Consolidated Balance sheets and related depreciation is recorded as a component of amortization of intangible assets and depreciation in our consolidated statements of operations. During the year ended December 31, 2022 and 2021, we capitalized approximately $384,985 and $390,936, respectively, related to internal use software and recorded $65,826 and $10,791 in related amortization expense, respectively. Unamortized costs of capitalized internal use software totaled $777,192 and $458,033 as of December 31, 2022 and 2021, respectively.

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

For other intangible assets that are not deemed indefinite-lived, cost is generally amortized on a straight-line basis over the asset’s estimated economic life, except for individually significant customer-related intangible assets that are amortized in relation to total related sales. Amortizable intangible assets are reviewed for impairment whenever events or changes in circumstances indicate that the related carrying amounts may not be recoverable. In these circumstances, they are tested for impairment based on undiscounted cash flows and, if impaired, written down to estimated fair value based on either discounted cash flows or appraised values. The Company impaired $0 and $0 of goodwill for the year ended December 31, 2022 and 2021, respectively.

Impairment of Long-Lived Assets

Long-lived assets, which include property, plant and equipment and intangible assets, are reviewed for impairment whenever events or changes in circumstances indicate the carrying amount of an asset may not be recoverable.

Recoverability of long-lived assets to be held and used is measured by comparing the carrying amount of an asset to the estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated undiscounted future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the assets. Fair value is generally determined using the asset’s expected future discounted cash flows or market value, if readily determinable. Based on its review, the Company believes that, as of and for the year ended December 31, 2022 and 2021, there were no impairment loss of its long-lived assets.

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

Basic Income (Loss) Per Share

Under the provisions of ASC 260, “Earnings per Share,” basic loss per common share is computed by dividing net loss available to common shareholders by the weighted average number of shares of common stock outstanding for the periods presented. Diluted net loss per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that would then share in the income of the Company, subject to anti-dilution limitations. Potential common shares consist of the convertible promissory notes payable as of December 31, 2022 and 2021. As of S for the year ended December 31, 2022 and 2021, there were approximately 7,921,962,277 and 8,936,529 potential shares issuable upon conversion of convertible notes payable As of December 31, 2022 and 2021, there were approximately 165,077 and 165,077 potential shares issuable upon conversion of warrants.

The table below presents the computation of basic and diluted earnings per share for the year ended December 31, 2022 and 2021:

	For the year ended December 31, 2022	For the year ended December 31, 2021
Numerator:
Net loss	$(7,525,731)	$(22,245,656)
Denominator:
Weighted average common shares outstanding—basic	1,340,393,768	95,150,297
Dilutive common stock equivalents	-	-
Weighted average common shares outstanding—diluted	1,340,393,768	95,150,297
Net loss per share:
Basic	$(0.01)	$(0.23)
Diluted	$(0.01)	$(0.23)

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

The following table presents the Company’s assets and liabilities required to be reflected within the fair value hierarchy as of December 31, 2022 and 2021.

	Fair Value As of	Fair Value Measurements at
Description	December 31, 2022	December 31, 2022 Using Fair Value Hierarchy
		Level 1	Level 2	Level 3
Derivative liability	$799,988	$-	$-	$799,988

Total	$799,988	$-	$-	$799,988

	Fair Value As of	Fair Value Measurements at
Description	December 31, 2021	December 31, 2021 Using Fair Value Hierarchy
		Level 1	Level 2	Level 3
Derivative liability	$513,959	$-	$-	$513,959

Total	$513,959	$-	$-	$513,959

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

As reflected in the accompanying financial statements, the Company had a net loss of $7,525,731 for the year ended December 31, 2022, negative working capital of $8,492,913 as of December 31, 2022, and stockholder’s deficit of $7,678,236. These factors among others raise substantial doubt about the Company’s ability to continue as a going concern.

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

Purchase Price Allocation

The following is an allocation of purchase price as of the February 3, 2021 acquisition closing date based upon an estimate of the carrying value of the assets acquired and the liabilities assumed by the Company in the acquisition (in thousands):

Description	Amount
Purchase price allocation:
Cash	$76
Intangibles	77,889
Related party payable	(97,761)
AP and accrued liabilities	(40,901)
Identifiable net assets acquired	(60,697)
Total purchase price	$(60,697)

NOTE 5 – PROPERTY AND EQUIPMENT

Fixed assets, net consisted of the following:

	December 31, 2022	December 31, 2021	Estimated Useful Life

Equipment	$118,638	$113,638	3 years
Less: accumulated depreciation and amortization	(81,153)	(45,987)
Property, plant, and equipment, net	$37,485	$67,651

Depreciation expense were $35,166 and $31,042 for the year ended December 31, 2022 and 2021, respectively.

NOTE 6 – INTANGIBLES

As of December 31, 2022 and 2021, the Company has intangible assets of $777,192 and $458,033 from and after the acquisition of Magiclytics in February 2021. It is a platform that internally developed for revenue prediction from influencer collaboration and our digital platform Honeydrip.com.

The following table sets forth the Company’s finite-lived intangible assets resulting from business acquisitions and other purchases, which continue to be amortized:

	Weighted Average	December 31, 2022			December 31, 2021
	Useful Life (in Years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Value	Accumulated Amortization	Net Carrying Amount
Developed technology - Honeydrip	5	$566,983	$76,617	$490,366	$184,058	$10,791	$173,267
Developed technology - Magiclytics	-	286,826	-	286,826	284,766	-	284,766
		$853,809	$76,617	$777,192	$468,824	$10,791	$458,033

Amortization expense were $65,826 and $10,791 for the year ended December 31, 2022 and 2021, respectively.

NOTE 7 – ACCOUNTS PAYABLE AND ACCRUED LIABILITES

Accrued liabilities at December 31, 2022 and 2021 consist of the following:

	2022	2021
Accounts payable	$220,569	$429,160
Accrued payroll	1,015,000	520,000
Accrued interest	903,935	550,285
Other	426,302	121,216
	$2,565,806	$1,620,661

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

The balance of the Hoey Note as of December 31, 2022 and 2021 was $0 and $0, respectively.

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

The balance of the Niu Note as of December 31, 2022 and 2021 was $0 and $50,000, respectively.

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

The balance of the Galen Note as of December 31, 2022 and 2021 was $0 and $30,000, respectively.

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

The balance of the Huynh Note as of December 31, 2022 and 2021 was $0 and $0, respectively.

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

The balance of the Wong Note as of December 31, 2022 and 2021 was $0 and $0, respectively.

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

The balance of the Singer Note as of December 31, 2022 and 2021 was $0 and $0, respectively.

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

On December 15, 2022, the Company entered into a Debt Repayment and Release Agreement by and between the Company and ProActive Capital. Pursuant to the terms of the Agreement, the Company agreed to pay to ProActive Capital $75,000 as full and complete payment of certain debt owed by the Company to ProActive Capital pursuant to a convertible promissory note, dated as of January 20, 2021, as amended (the “Note”), in the principal sum of $300,000, plus accrued interest in the approximate amount of $50,000. On December 15, 2022, pursuant to the terms of the Agreement, the Company paid ProActive Captial $75,000, the Debt was settled and the Note was terminated.

The balance of the ProActive Capital Note as of December 31, 2022 and 2021 was $0 and $250,000, respectively.

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

The balance of the GS Capital #1 as of December 31, 2022 and 2021 was $0 and $0, respectively. The Company signed the restructuring agreement below to return the shares for the new GS note #1, as if the initial conversion had not occurred.

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

The entire principal balance and interest were converted into 318,059 common shares in the quarter ended June 30, 2022. The balance of the New GS Note #1 as of December 31, 2022 and 2021 was $0 and $300,445, respectively.

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

GS Capital converted $96,484 and $3,515 accrued interest in the quarter ended June 30, 2021.The balance of the GS Capital #2 Note as of December 31, 2022 and 2021 was $0 and $577,778, respectively.

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

GS Capital converted $421,063 of the principal amount and $4,690 accrued interest to 378,633,891 common shares in the quarter ended September 30, 2022. The balance of the GS Capital #2 Note as of December 31, 2022 and 2021 was $85,000 and $577,778, respectively. The Company is currently in default of the New GS Note #2.

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

The balance of the GS Capital #3 Note as of December 31, 2022 and 2021 was $577,778 and $577,778, respectively. The Company is currently in default of the GS Capital #3 Note.

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

The balance of the GS Capital Note #4 as of December 31, 2022 and 2021 were $550,000 and $550,000, respectively. The Company is currently in default of the GS Capital #4 Note.

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

The balance of the GS Capital Note #5 as December 31, 2022 and 2021 was $550,000 and $550,000, respectively. The Company is currently in default of the GS Capital #5 Note.

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

The balance of the GS Capital Note #6 as of December 31, 2022 and 2021 was $550,000 and $550,000, respectively. The Company is currently in default of the GS Capital #6 Note.

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

On December 7, 2022, the Company entered into a Debt Repayment and Release Agreement by and between the Company and Tiger Trout. Pursuant to the terms of the Agreement, the Company agreed to pay to Tiger Trout $150,000 as full and complete payment of certain debt owed by the Company to Tiger Trout pursuant to a convertible promissory note dated as of January 29, 2021, as amended, in the aggregate principal amount of $228,208, plus accrued interest in the approximate amount of $250,000. On December 7, 2022, pursuant to the terms of the Agreement, the Company paid Tiger Trout $150,000, the Debt was settled and the Note was terminated.

The balance of the Tiger Trout Note as of December 31, 2022 and 2021 was $0 and $1,590,000, respectively.

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

The balance of the Eagle Equities Note as of December 31, 2022 and 2021 was $1,100,000 and $1,100,000, respectively. The Company is currently in default of the Eagle Equities Note.

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

Labrys Fund, LP converted $116,800 principal in to shares for the quarter ended September 30, 2022. The balance of the Labrys Note as of December 31, 2022 and 2021 was $0 and $545,000, respectively.

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

The balance of the Chris Etherington Note as of December 31, 2022 and 2021 was $165,000 and $165,000, respectively. The Company is currently in default of the Chris Etherington Note.

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

The balance of the Riu Wu Note as of December 31, 2022 and 2021 was $550,000 and $550,000, respectively. The Company is currently in default of the Rui Wu Note.

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

The balance of the Sixth Street #1 note as of December 31, 2022 and 2021 was $0 and $224,000, respectively.

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

The balance of the Sixth Street #2 note as of December 31, 2022 and 2021 was $0 and $93,500, respectively.

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

The balance of the Fast Capital note as of December 31, 2022 and 2021 was $120,000 and $0, respectively.

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

Sixth Street Lending converted $70,125 and $3,188 accrued interest to 41,317,810 common shares in the quarter ended September 30, 2022. The balance of the Sixth Street #3 note as of S December 31, 2022 and 2021 was $0 and $0, respectively.

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

ONE44 Capital LLC converted $40,500 principal and $820 accrued interest to 59,595,837 common shares in the quarter ended September 30, 2022. The balance of the ONE44 Capital note as of December 31, 2022 and 2021 was $135,000 and $0, respectively.

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

Coventry Enterprise, LLC converted $30,503 principal and $21,417 accrued interest to 89,624,638 common shares in the quarter ended September 30, 2022.

On December 20, 2022, the “Company entered into a Debt Repayment and Release Agreement by and between the Company and Coventry Enterprises LLC (“Coventry”). Pursuant to the terms of the Agreement, the Company agreed to pay to Coventry $51,877 as full and complete payment of certain debt owed by the Company to Coventry pursuant to a 10% promissory note, dated as of March 3, 2022, in the principal sum of $103,753, plus accrued interest in the approximate amount of $142. On December 20, 2022, pursuant to the terms of the Agreement, the Company paid Coventry $51,877, the Debt was settled and the Note was terminated.

The balance of the Coventry Enterprise note as of December 31, 2022 and 2021 was $0 and $0, respectively.

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

The balance of the ONE44 Capital note as of December 31, 2022 and 2021 was $115,000 and $0, respectively.

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

The balance of the Diagonal note as of December 31, 2022 and 2021 was $86,625 and $0, respectively.

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

The balance of the Diagonal note as of December 31, 2022 and 2021 was $61,812 and $0, respectively.

Below is the summary of the principal balance and debt discounts as of December 31, 2022.

Convertible Promissory Note Holder	Start Date	End Date	Initial Note Principal Balance	Current Note Principal Balance	Debt Discounts As of Issuance	Amortization	Debt Discounts As of December 31, 2022
Scott Hoey	9/10/2020	9/10/2022	7,500	-	7,500	(7,500)	-
Cary Niu	9/18/2020	9/18/2022	50,000	-	50,000	(50,000)	-
Jesus Galen	10/6/2020	10/6/2022	30,000	-	30,000	(30,000)	-
Darren Huynh	10/6/2020	10/6/2022	50,000	-	50,000	(50,000)	-
Wayne Wong	10/6/2020	10/6/2022	25,000	-	25,000	(25,000)	-
Matt Singer	1/3/2021	1/3/2023	13,000	-	13,000	(13,000)	-
ProActive Capital	1/20/2021	1/20/2022	250,000	-	217,024	(217,024)	-
GS Capital #1	1/25/2021	1/25/2022	288,889	-	288,889	(288,889)	-
GS Capital #1 replacement	11/26/2021	5/31/2022	300,445	-	-	-	-
Tiger Trout SPA	1/29/2021	1/29/2022	1,540,000	-	1,540,000	(1,540,000)	-
GS Capital #2	2/16/2021	2/16/2022	577,778	-	577,778	(577,778)	-
GS Capital #2 - replacement	6/29/2022	8/16/2022	635,563	85,000	-	-	-
Labrys Fund, LLP	3/11/2021	3/11/2022	1,000,000	-	1,000,000	(1,000,000)	-
GS Capital #3	3/16/2021	3/16/2022	577,778	577,778	577,778	(577,778)	-
GS Capital #4	4/1/2021	4/1/2022	550,000	550,000	550,000	(550,000)	-
Eagle Equities LLC	4/13/2021	4/13/2022	1,100,000	1,100,000	1,100,000	(1,100,000)	-
GS Capital #5	4/29/2021	4/29/2022	550,000	550,000	550,000	(550,000)	-
GS Capital #6	6/3/2021	6/3/2022	550,000	550,000	550,000	(550,000)	-
Chris Etherington	8/26/2021	8/26/2022	165,000	165,000	165,000	(165,000)	-
Rui Wu	8/26/2021	8/26/2022	550,000	550,000	550,000	(550,000)	-
Sixth Street Lending #1	11/28/2021	11/28/2022	224,000	-	173,894	(173,894)	-
Sixth Street Lending #2	12/9/2021	12/9/2022	93,500	-	79,118	(79,118)	-
Fast Capital LLC	1/10/2022	1/10/2023	120,000	120,000	120,000	(114,550)	5,450
Sixth Street Lending #3	1/12/2022	1/12/2023	70,125	-	50,748	(50,748)	-
One 44 Capital	2/16/2022	2/16/2023	175,500	135,000	148,306	(129,209)	19,097
Coventry Enterprise	3/3/2022	3/3/2023	150,000	-	150,000	(150,000)	-
One 44 Capital #2	5/20/2022	5/20/2023	115,000	115,000	115,000	(70,890)	44,110

1800 Diagonal Lending LLC	6/23/2022	6/23/2023	86,625	86,625	86,625	(45,331)	41,294
1800 Diagonal Lending LLC	7/8/2022	7/8/2023	61,813	61,813	61,813	(29,651)	32,162
Total						Total	$142,113
				Remaining note principal balance			4,646,216
			Total convertible promissory notes, net				$4,504,103

Future payments of principal of convertible notes payable at December 31, 2022 are as follows:

Years ending December 31,
2023	$(5,097,476)
2024	–
Thereafter	–
Total	$(5,097,476)

Interest expense recorded related to the convertible notes payable for the year ended December 31, 2022 and 2021 were $845,053 and $530,433, respectively.

The Company amortized $2,415,346 and $5,932,883 of the discount on the convertible notes payable to interest expense for the year ended December 31, 2022 and 2021, respectively.

The Company recognized additional non-cash interest expense from excess derivative of $758,265 and $245,199 for the year ended December 31, 2022 and 2021, respectively.

NOTE 9 – SHARES TO BE ISSUED - LIABILITY

As of December 31, 2022 and 2021, the Company entered into various consulting agreements with consultants, directors, and convertible debt. The balances of shares to be issued – liability were $498,333 and $1,047,885, respectively. The Company recorded these consultant and director shares under liability based on the shares will be issued at a fixed monetary amount known at inception under ASC 480.

Shares to be issued - liability is summarized as below:

Beginning Balance, January 1, 2022	$1,047,885
Shares to be issued	672,819
Shares issued	(1,147,371)
Ending Balance, December 31, 2022	$573,333

Shares to be issued - liability is summarized as below:

Beginning Balance, January 1, 2021	$87,029
Shares to be issued	6,415,046
Shares issued	(5,454,190)
Ending Balance, December 31, 2021	$1,047,885

NOTE 10 – DERIVATIVE LIABILITY

The derivative liability is derived from the conversion features in note 8 signed for the period ended December 31, 2021. All were valued using the weighted-average Binomial option pricing model using the assumptions detailed below. As of December 31, 2022 and 2021, the derivative liability was $799,988 and $513,959, respectively. The Company recorded $166,309 loss and $1,029,530 gain from changes in derivative liability during the year ended December 31, 2022 and 2021, respectively.

The Binomial model with the following assumption inputs:

December 31, 2022
Stock price	$0.0002 - $0.13
Exercise price	$0.00013 - $0.15
Annual Dividend Yield	-
Expected Life (Years)	0.1 – 0.7 years
Risk-Free Interest Rate	0.02% - 0.05%
Expected Volatility	149-612%

Fair value of the derivative is summarized as below:

Beginning Balance, December 31, 2021	$513,959
Additions	2,451,945
Mark to Market	166,309
Cancellation of Derivative Liabilities Due to Conversions	-
Reclassification to APIC Due to Conversions	(2,332,225)
Ending Balance, September 30, 2022	$799,988

December 31, 2021
Stock price	$0.167 - $1.85
Exercise price	$0.19 - $1.00
Annual Dividend Yield	-
Expected Life (Years)	0.6 – 0.8 years
Risk-Free Interest Rate	0.07% -0.39%
Expected Volatility	145 - 485%

Fair value of the derivative is summarized as below:

Beginning Balance, December 31, 2020	$304,490
Additions	1,343,518
Mark to Market	(1,029,530)
Cancellation of Derivative Liabilities Due to Conversions	-
Reclassification to APIC Due to Conversions	(104,519)
Ending Balance, December 31, 2021	$513,959

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

The Company amortized $117,054 and $180,084 of the discount on the convertible notes payable to interest expense for the year ended December 31, 2022 and 2021, respectively. The outstanding debt premium as of December 31, 2022 was $0.

For the year ended December 31, 2022 and 2021, the Company paid $105,822 and $0 to the Amir 2021 Note, respectively.

On November 17, 2022, the Company entered into a Debt Exchange Agreement by and between the Company and Amir Ben-Yohanan, the Company’s Chief Executive Officer, a member of the Company’s board of directors, and a significant stockholder of the Company. Pursuant to the terms of the Agreement, the Company and Mr. Ben-Yohanan agreed to exchange $1,164,042 outstanding principal indebtedness for shares Such shares were issued on November 17, 2022. As a result of the exchange, such indebtedness was deemed repaid in full.

The balance of the Amir 2021 note as of December 31, 2022 and 2021 were $0 and $1,269,864, respectively.

Note payable – Amir with interest

For the year ended December 31, 2022 and 2021, the Company borrowed $79,000 and $0 from Amir. The maturity date of the note is July 1, 2024 and the Company has to pay $3,292 per month commencing August 1, 2022 and has no interest.

For the year ended December 31, 2022, $3,950 was paid to Amir.

On November 17, 2022, the Company entered into a Debt Exchange Agreement by and between the Company and Amir Ben-Yohanan, the Company’s Chief Executive Officer, a member of the Company’s board of directors, and a significant stockholder of the Company. Pursuant to the terms of the Agreement, the Company and Mr. Ben-Yohanan agreed to exchange $75,050 outstanding indebtedness for shares Such shares were issued on November 17, 2022. As a result of the exchange, such indebtedness was deemed repaid in full.

The balance of the note payable as of December 31, 2022 and 2021 were $0 and $0, respectively.

Note payable – Amir without interest

For the year ended December 31, 2022 and 2021, the Company borrowed $1,027,500 and $0 from Amir. The note is due on demand and has no interest. The Company recorded $6,842 imputed interest related to this note payable due to Amir.

On November 17, 2022, the Company entered into a Debt Exchange Agreement by and between the Company and Amir Ben-Yohanan, the Company’s Chief Executive Officer, a member of the Company’s board of directors, and a significant stockholder of the Company. Pursuant to the terms of the Agreement, the Company and Mr. Ben-Yohanan agreed to exchange $575,000 outstanding indebtedness for shares Such shares were issued on November 17, 2022. As a result of the exchange, such indebtedness was deemed repaid in full.

The balance of the note payable as of December 31, 2022 and 2021 were $451,260 and $0, respectively.

NOTE 12 – RELATED PARTY TRANSACTIONS

As of December 31, 2020, the Company’s Chief Executive Officer had advanced $2,162,562 to the Company for payment of the Company’s operating expenses. The Company recorded $6,842 and $15,920 as imputed interest and recorded as additional paid in capital for the nine months ended September 30, 2022 and 2021, respectively from the loan advanced by the Company’s Chief Executive Officer.

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

On November 17, 2022, the Company entered into a Debt Exchange Agreement by and between the Company and Amir Ben-Yohanan, the Company’s Chief Executive Officer, a member of the Company’s board of directors, and a significant stockholder of the Company. Pursuant to the terms of the Agreement, the Company and Mr. Ben-Yohanan agreed to exchange $1,164,042 outstanding principal indebtedness for shares Such shares were issued on November 17, 2022. As a result of the exchange, such indebtedness was deemed repaid in full.

On November 17, 2022, the Company issued 4,520,417,475 shares of common stock to Mr. Ben-Yohanan in exchange for the cancellation of $1,808,167 of indebtedness.

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

For the year ended December 31, 2022 and 2021, the Company borrowed $79,000 and $0 from Amir. The maturity date of the note is July 1, 2024 and the Company has to pay $3,292 per month commencing August 1, 2022 and has no interest.

For the year ended December 31, 2022, $3,950 was paid to Amir.

On November 17, 2022, the Company entered into a Debt Exchange Agreement by and between the Company and Amir Ben-Yohanan, the Company’s Chief Executive Officer, a member of the Company’s board of directors, and a significant stockholder of the Company. Pursuant to the terms of the Agreement, the Company and Mr. Ben-Yohanan agreed to exchange $75,050 outstanding indebtedness for shares Such shares were issued on November 17, 2022. As a result of the exchange, such indebtedness was deemed repaid in full.

The balance of the note payable as of December 31, 2022 and 2021 were $0 and $0, respectively.

For the year ended December 31, 2022 and 2021, the Company borrowed $1,027,500 and $0 from Amir. The note is due on demand and has no interest. The Company recorded $6,842 imputed interest related to this note payable due to Amir.

On November 17, 2022, the Company entered into a Debt Exchange Agreement by and between the Company and Amir Ben-Yohanan, the Company’s Chief Executive Officer, a member of the Company’s board of directors, and a significant stockholder of the Company. Pursuant to the terms of the Agreement, the Company and Mr. Ben-Yohanan agreed to exchange $575,000 outstanding indebtedness for shares Such shares were issued on November 17, 2022. As a result of the exchange, such indebtedness was deemed repaid in full.

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

Note 13 - JOINT VENTURE AGREEMENT- CONSOLIDATED SUBSIDIARY

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

The Company allocate the net income or loss of this joint venture to non-controlling interest based on the ownership of this joint venture. The non-controlling interest for the year ended December 31, 2022 was $385,166.

NOTE 14 – STOCKHOLDERS’ EQUITY (DEFICIT)

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

On November 15, 2022, the Company filed a certificate of amendment to its Articles of Incorporation to increase the Company’s authorized shares of common stock, par value $0.000001 per share, from 8,000,000,000 to 25,000,000,000. Accordingly, following the filing of the Amendment, the Company has 25,050,000,000 authorized shares of capital stock, consisting of 25,000,000,000 shares of common stock and 50,000,000 shares of preferred stock, par value $0.001 per share.

One share of Series X Preferred Stock is outstanding as of December 31, 2022. The single share of Series X Preferred Stock outstanding is held by Amir Ben-Yohanan, the Company’s Chief Executive Officer, who also holds 56,847,213 shares of Common Stock as of June 23, 2022. In the aggregate, Mr. Ben-Yohanan holds 61.68% of the voting power of the Company as of June 23, 2022.

Preferred Stock

As of December 31, 2022 and 2021, there was 1 preferred share issued and outstanding.

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

Common Stock

As of December 31, 2022 and December 31, 2021, the Company had 25,000,000,000 shares of common stock authorized with a par value of $0.000001. There were 6,830,378,163 and 97,785,111 shares issued and outstanding as of December 31, 2022 and December 31, 2021, respectively.

For the year ended December 31, 2022, the Company issued 41,326,170 shares to consultants and directors at fair value of $243,913.

For the year ended December 31, 2022, the Company issued 6,631,647,072 shares to settle a conversion of $5,066,206 of convertible promissory note principal and accrued interest and a reclass of derivative liability of $2,332,225.

For the year ended December 31, 2022, the Company received net proceeds of $525,258 in connection with the ELOC.

For the year ended December 31, 2022, the Company issued 6,752,850 shares to settle shares to be issued – liabilities at fair value of $717,260.

For the year ended December 31, 2022, the Company issued 1,705,000 shares as debt issuance costs for convertible notes payable at fair value of $34,655.

For the year ended December 31, 2022, the Company issued 2,820,000 shares for cash of $71,000.

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

For the year ended December 31, 2021, the Company issued warrants at fair value of $211,633 to a convertible debt holder as financing costs.

Warrants

A summary of the Company’s stock warrants activity is as follows:

	Number of Options (in thousands)	Weighted- Average Exercise Price	Weighted- Average Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding at December 31, 2020	-	$-
Granted	165,077	2.05
Exercised	-	-
Canceled	-	-
Outstanding at December 31, 2021	165,077	$2.05	4.9	$-
Vested and expected to vest at December 31, 2021	165,077	$2.05	4.9	$-
Exercisable at December 31, 2021	165,077	$2.05	4.9	$-

	Number of Options (in thousands)	Weighted- Average Exercise Price	Weighted- Average Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding at December 31, 2021	165,077	$2.05	4.6	-
Issued	-	-	-	-
Exercised	-	-	-	-
Canceled	-	-	-	-
Outstanding at December 31, 2022	165,077	$2.05	3.7	$-
Vested at December 31, 2021	165,077	$2.05	3.7	$-
Exercisable at December 31, 2022	165,077	$2.05	3.7	$-

No stock options were granted by the Company during the year ended December 31, 2022.

The fair values of warrants granted in 2021 were estimated using the Black-Scholes option pricing model on the grant date using the following assumptions:

Fair value per share	$6.13
Exercise price	$5.00
Dividend yield	—%
Risk free rate	0.76%
Expected term (in years)	5
Volatility	368 - 369%

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

Restricted Stock Units

RSUs may be granted under the 2023Plan. RSUs are bookkeeping entries representing an amount equal to the fair market value of one share of the Company’s common stock. Subject to the provisions of the 2023 Plan, the administrator determines the terms and conditions of RSUs, including the vesting criteria and the form and timing of payment. The administrator may set vesting criteria based upon the achievement of Company-wide, divisional, business unit or individual goals (including continued employment or service), applicable federal or state securities laws or any other basis determined by the administrator in its discretion. The administrator, in its sole discretion, may pay earned RSUs in the form of cash, in shares of the Company’s common stock or in some combination thereof. Notwithstanding the foregoing, the administrator, in its sole discretion, may accelerate the time at which any vesting requirements will be deemed satisfied.

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

NOTE 15 – COMMITMENTS AND CONTINGENCIES

On January 30, 2020, the World Health Organization (“WHO”) announced a global health emergency because of a new strain of coronavirus originating in Wuhan, China (the “COVID-19 outbreak”), and the risks to the international community as the virus spreads globally beyond its point of origin. In March 2020, the WHO classified the COVID-19 outbreak as a pandemic, based on the rapid increase in exposure globally. The Company’s suppliers may decrease production levels based on factory closures and reduced operating hours in those facilities. Likewise, the Company is dependent on its workforce to deliver its products. Developments such as social distancing and shelter-in-place directives may impact the Company’s ability to deploy its workforce effectively. The full impact of the COVID-19 outbreak continues to evolve as of the date of this report. We do not expect the pandemic will continue to have any material impact on the Company’s financial condition, liquidity, and future results of operations.

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

NOTE 16 – INCOME TAXES

At December 31, 2022 and 2021, the Company’s deferred income tax assets and liabilities were as follows:

	December 31, 2022	December 31, 2021
Deferred tax asset
Net operating loss carryforwards	$3,294,899	$2,502,422
Total deferred tax asset	3,294,899	2,502,422
Less: valuation allowance	(3,294,899)	(2,502,422)
Total deferred tax asset	-	-
Total deferred tax liabilities	-	-
Net deferred tax asset (liabilities)	$-	$-

The valuation allowance increased by $583,019 during the year ended December 31, 2022, as a result of the Company’s net operating losses for the year ended December 31, 2022. The Company has net operating loss carryforwards of approximately $2,776,282 for both U.S. federal and state tax purposes as of December 31, 2022. Utilization of the net operating loss and tax credit carryforwards is subject to a substantial annual limitation due to the “ownership change” limitations provided by Section 382 and 383 of the Internal Revenue Code of 1986, as amended, and other similar state provisions. Any annual limitation may result in the expiration of net operating loss and tax credit carryforwards before utilization.

The Company has not recorded any income tax expense or benefit in the consolidated statements of operations for the years ended December 31, 2022 and 2021, due to the benefit of net operating losses in these periods.

The Company periodically evaluates the likelihood of the realization of deferred tax assets and adjusts the carrying amount of the deferred tax assets by the valuation allowance to the extent the future realization of the deferred tax assets is not judged to be more likely than not. The Company considers many factors when assessing the likelihood of future realization of its deferred tax assets, including its recent cumulative earnings experience by taxing jurisdiction, expectations of future taxable income or loss, the carryforward periods available to the Company for tax reporting purposes, and other relevant factors.

Future changes in the unrecognized tax benefit will have no impact on the effective tax rate due to the existence of the valuation allowance. The Company estimates that the unrecognized tax benefit will not change significantly within the next twelve months. The Company classifies income tax penalties and interest as part of general and administrative expense in its consolidated statements of operations. There were no interest or penalties accrued as of December 31, 2022 and 2021.

In the normal course of business, the Company is subject to examination by taxing authorities, for which the Company’s major tax jurisdictions are the United States and various states for their tax return filed from 2020 to 2021.

NOTE 17 – SUBSEQUENT EVENTS

In January 2023, the Company issued 626,306,606 shares to settle the conversion of $126,500 principal of convertible promissory note.

In February 2023, the Company issued 293,029,871 shares to settle the conversion of $121,938 principal of convertible promissory note.

On February 17, 2023, the Company entered into a Settlement and Release Agreement by and between the Company and 1800 Diagonal Lending LLC (f/k/a Sixth Street Lending LLC) (the “Lender”). As previously disclosed, the Company previously issued to the Lender (i) a convertible promissory note dated July 8, 2022 (“Note #1”); and (ii) a convertible promissory note dated June 23, 2022 (“Note #2” and together with Note #1, the “Notes”). As of February 17, 2023, the Company owed an aggregate of $109,832.09 pursuant to the Notes. The obligations underlying the Notes are collectively referred to herein as the “Debt.” Pursuant to the terms of the Agreement, the Company and the Lender agreed to settle the Debt and terminate the Notes.

Pursuant to the terms of the Agreement, in full and final settlement of the Debt, the Company agreed to (i) pay to the Lender $105,000; and (ii) issue to the Lender shares of the Company’s common stock with respect to the Lender’s notice of conversion dated February 16, 2023 relating to a partial conversion of Note #1 (with a then-current balance of $45,479.35).

As a result, as of February 17, 2023, pursuant to the terms of the Agreement, the Debt was settled and the Notes were terminated.

In March 2023, the Company issued 512,608,299 shares to settle the conversion of $120,000 principal of convertible promissory note.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CLUBHOUSE MEDIA GROUP, INC.

Dated: March 31, 2023	By:	/s/ Amir Ben-Yohanan
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

Signature	Title	Date

/s/ Amir Ben-Yohanan	Chief Executive Officer and Chairman of the Board	March 31, 2023
Amir Ben-Yohanan	(Principal Executive Officer)

/s/ Scot Hoey	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	March 31, 2023
Scott Hoey

/s/ Massimiliano Musina	Director	March 31, 2023
Massimiliano Musina

/s/ Harris Tulchin	Director	March 31, 2023
Harris Tulchin

80