Form 10-Q
period 2023-03-31
Clubhouse Media Group, Inc.
filed 2023-06-08
CIK 1389518

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2023

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

As of June 7, 2023, there were 8,639,946,939 shares of common stock, par value $0.000001 per share, of the registrant issued and outstanding.

FORM 10-Q

CLUBHOUSE MEDIA GROUP, INC.

PART I. FINANCIAL INFORMATION

Clubhouse Media Group, Inc.

Consolidated Balance Sheets

	As of	As of
	March 31, 2023	Dec 31,2022
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$44,961	$57,713
Accounts receivable, net	568,593	367,364
Prepaid expense	4,000	4,000
Other current assets
Total current assets	617,554	429,077

Property and equipment, net	28,555	37,485
Intangibles	766,781	777,192
Total assets	$1,412,890	$1,243,754

Liabilities and stockholders’ equity (deficit)
Current liabilities:
Accounts payable	$3,171,172	$2,565,806
Deferred revenue	–	27,500
Convertible notes payable, net	4,262,656	4,504,103
Shares to be issued	648,333	573,333
Derivative liability	1,993,083	799,988
Due to related parties	2	451,260
Total current liabilities	10,075,246	8,921,990

Convertible notes payable, net - related party	–	–
Notes payable - related party	864,593	–
Total liabilities	10,939,839	8,921,990

Commitments and contingencies

Stockholders’ equity (deficit):
Preferred stock, par value $0.001, authorized 50,000,000 shares; 1 share issued and outstanding at March 31, 2023 and December 31, 2022	–	–
Common stock, par value $0.000001, authorized 25,000,000,000 shares; 8,262,322,939 and 6,830,378,163 shares issued and outstanding at March 31, 2023 and December 31, 2022, respectively	8,263	6,831
Additional paid-in capital	25,116,912	24,744,738
Accumulated deficit	(34,893,171)	(32,814,971)
Total Clubhouse Media stockholder’s equity (deficit)	(9,767,996)	(8,063,402)
Non-controlling interest	241,047	385,166
Total stockholders’ equity (deficit)	(9,526,949)	(7,678,236)
Total liabilities and stockholders’ equity (deficit)	$1,412,890	$1,243,754

See Accompanying Notes to Consolidated Financial Statements.

Clubhouse Media Group, Inc.

Consolidated Statements of Operations

(Unaudited)

	For the three months ended	For the three months ended
	March 31 2023	March 31 2022

Total revenue, net	$1,357,382	$813,477
Cost of sales	1,208,060	671,148
Gross profit	149,322	142,329

Operating expenses:
Advertising expenses	15,043	45,758
Selling, general, and administrative	465,488	160,069
Salaries & wages	121,897	405,589
Professional and consultant fees	101,201	686,661
Production expenses	–	55,016
Rent expense	–	7,395
Total operating expenses	703,629	1,360,488

Operating loss	(554,307)	(1,218,159)

Other (income) expenses:
Interest expense, net	171,736	762,655
Amortization of debt discounts, net	126,991	1,349,628
Interest expense - excess derivatives		245,326
Loss in extinguishment of debt - related party		–
Other (income) expense, net	(13,537)	–
Change in fair value of derivative liability	1,382,822	(77,616)
Total other (income) expenses	1,668,012	2,279,993

Loss before income taxes	(2,222,319)	(3,498,152)

Income tax (benefit) expense	–	-
Net loss	$(2,222,319)	$(3,498,152)

Net income (loss) attributable:
Non-controlling interest	$(144,119)	$-

Net Loss after Non-Controlling interest	$(2,078,200)	$(3,498,152)

Basic and diluted weighted average shares outstanding	7,696,310,840	108,753,763
Basic and diluted net loss per share	(0.0003)	$(0.0322)

See Accompanying Notes to Consolidated Financial Statements.

Clubhouse Media Group, Inc.

Consolidated Statements of Stockholders’ Equity (Deficit)

(Unaudited)

					Additional		Total Clubhouse Media	Non-	Total
	Common Stock		Preferred Shares		Paid-In	Accumulated	Stockholders’	controlling	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity	Interest	Equity
Balance at January 1, 2022	97,785,111	$97,785	1	$-	$15,656,425	$(24,904,074)	$(9,149,864)	-	$(9,149,864)
Stock compensation expense	3,385,550	3,386	-	-	91,145	-	94,531	-	94,531
Shares issued for cash - ELOC	8,351,960	8,352	-	-	356,551	-	364,903	-	364,903
Shares to be issued - liability reclass to equity	6,752,850	6,753	-	-	710,507	-	717,260	-	717,260
Reclass of derivative liability on conversion	-	-	-	-	105,516	-	105,516	-	105,516
Convertible debt	550,000	550	-	-	22,832	-	23,382	-	23,382
Conversion of convertible debt	3,574,260	3,574	-	-	85,792	-	89,366	-	89,366
Net loss	-	-	-	-	-	(3,498,152)	(3,498,152)	-	(3,498,152)
Balance at March 31, 2022	120,399,731	$120,400	1	$-	$17,028,768	$(28,402,226)	$(11,253,058)	$-	$(11,253,058)

Balance at December 31, 2022	6,830,378,163	$6,831	1	$-	$24,744,738	$(32,814,971)	$(8,063,402)	$385,166	$(7,678,236)
Reclass of derivative liability on conversion					189,352		189,352		189,352
Conversion of convertible debt	1,431,944,776	1,432			182,822		184,254		184,254
Net income						(2,078,200)	(2,078,200)	(144,119)	(2,222,319)
Balance at March 31, 2023	8,262,322,939	$8,263	1	$-	$25,116,912	$(34,893,171)	$(9,767,996)	$241,047	$(9,526,949)

See Accompanying Notes to Consolidated Financial Statements.

Clubhouse Media Group, Inc.

Consolidated Statements of Cash Flow

(Unaudited)

	For the three months ended	For the three months ended
	March 31, 2023	March 31, 2022
Cash flows from operating activities:
Net (loss) income	$(2,222,319)	$(3,498,152)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	39,072	17,727
Interest expense - amortization of debt discounts	126,993	1,349,626
Additional non-cash interest expense due to debt restructuring	–	544,256
Stock compensation expense	25,000	94,531
Interest expense on covertible notes.
Gain on extinguishment of debt - related party	–	–
Change in fair value of derivative liability	1,382,822	(77,616)
Gain in extinguishment of debt	–	–
Accretion expense - excess derivative liability	–	287,755
Impairment of intangibles assets	–	–
Net changes in operating assets & liabilities:		–
Accounts receivable	(201,229)	124,666
Inventory	–	–
Other receivable	–	–
Prepaid expense, deposits and other current assets	–	395,960
Other assets	-	–
Accounts payable, accrued liabilities, due to affiliates, and other long-term liabilities	627,865	(120,386)
Net cash used in operating activities	(221,796)	(881,633)

Cash flows from investing activities:
Purchases of property, plant, and equipment	–	–
Purchases of intangible assets	(19,730)	(93,491)
Shares recapitalizaiton		–
Cash paid for Tongji public shell company	–	–
Cash received from acquisition of Magiclytics	–	–
Net cash used in investing activities	(19,730)	(93,491)

Cash flows from financing activities:
Shares issued for cash	-	364,903.00
Borrowings from related party note payable	413,333	-
Increase in APIC from converstion from convertible note payable to Equity
Reclass of derivative liability to additional paid in capital
Repayment to related party convertible note payable	-	(105,822)
Borrowings from convertible notes payable	-	515,625
Repayment to convertible notes payable	(184,559)	(18,119)
Net cash provided by financing activities	228,774	756,587

Net increase in cash and cash equivalents	(12,752)	(218,537)
Cash and cash equivalents at beginning of period	57,713	299,520
Cash and cash equivalents at end of period	$44,961	$80,983

Supplemental disclosure of cash flow information
Cash paid during the period for:
Interest	$-	$-
Income taxes	$-	$-

Supplemental disclosure of non-cash investing and financing Activities:
Shares issued for conversion from convertible note payable	184,254	$89,366
Reclass of derivative liability to additional paid in capital	$189,352	105,516

Shares issued to settle accounts payable	$-	$-

See Accompanying Notes to Unaudited Consolidated Financial Statements.

Clubhouse Media Group, Inc.

Notes to the Consolidated Financial Statements

March 31, 2023 and 2022

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

Since September 2022, the Company launched its own subscription-based site HoneyDrip.com, which provides a digital space for creators to share unique content with their subscribers.

The Company has terminated all leases since December 31, 2022, and focuses on brand deals and Honeydrip platform.

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

Advertising

Advertising costs are expensed when incurred and are included in selling, general, and administrative expense in the accompanying consolidated statements of operations. We incurred advertising expenses of $15,043 and $45,758 for the three months ended March 31, 2023, and 2022, respectively.

Accounts Receivable

The Company’s accounts receivable arises from providing services. The Company does not adjust its receivables for the effects of a significant financing component at contract inception if it expects to collect the receivables in one year or less from the time of sale. The Company does not expect to collect receivables greater than one year from the time of sale.

The Company’s policy is to maintain an allowance for potential credit losses on accounts receivable. Management reviews the composition of accounts receivable and analyzes historical bad debts, customer concentrations, customer credit worthiness, current economic trends and changes in customer payment patterns to evaluate the adequacy of these reserves. Amounts determined to be uncollectible are charged or written-off against the reserve. As of March 31, 2023, and December 31, 2022, there were $0 for bad debt allowance for accounts receivable.

Property and equipment, net

Plant and equipment are stated at cost less accumulated depreciation and impairment. Depreciation of property, plant and equipment and are calculated on the straight-line method over their estimated useful lives or lease terms generally as follows:

Classification	Useful Life
Equipment	3 years

Lease

On January 2, 2020, the Company adopted ASC Topic 842, Leases, or ASC 842, using the modified retrospective transition method with a cumulative effect adjustment to be accumulated deficit as of January 1, 2019, and accordingly, modified its policy on accounting for leases as stated below. As described under “Recently Adopted Accounting Pronouncements,” below, the primary impact of adopting ASC 842 for the Company was the recognition in the consolidated balance sheet of certain lease-related assets and liabilities for operating leases with terms longer than 12 months. The Company elected to use the short-term exception and does not record assets/liabilities for short term leases as of March 31, 2023, and December 31, 2022.

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

Based on the Company’s evaluations, revenue from Managed Services is reported on a gross basis because the Company has the primary obligation to fulfill the performance obligations and it creates, reviews and controls the services. The Company takes on the risk of payment to any third-party creators and it establishes the contract price directly with its customers based on the services requested in the statement of work. The contract liabilities as of March 31, 2023, and December 31, 2022, were $0 and $27,500, respectively.

Subscription-Based Revenue

The Company recognizes subscription-based revenue through Honeydrip.com, its social media website, which allows customers to visit the creator’s personal page over the contract period without taking possession of the products or deliverables. Customers incur costs on either a subscription or consumption basis. Revenue provided on a subscription basis is recognized ratably over the contract period and revenue provided on a consumption basis is recognized when the subscriber paid and received their access to the content. The Company reported the subscription-based revenue at net basis since the Company is acting as an agent solely arranging for the third-party creator or influencer to provide the services directly to the self-service customer through the platform or by posting the requested content. In April 2022, the Company has determined it will be recognized at gross because they have control of the services before it is transferred to the end customer. The Company provided services like online chat and other services directly with the end customers by their internal team. Also, the Company will establish the price on behalf of the content creators as disclosed in the agreement. The Company has sole power to change the price based on the market. These are good indicator that the Company controls the specified goods or services before it is transferred to the customer.

Software Development Costs

We apply ASC 350-40, Intangibles—Goodwill and Other—Internal Use Software, in review of certain system projects. These system projects generally relate to software we do not intend to sell or otherwise market. In addition, we apply this guidance to our review of development projects related to software used exclusively for our SaaS subscription offerings. In these reviews, all costs incurred during the preliminary project stages are expensed as incurred. Once the projects have been committed to and it is probable that the projects will meet functional requirements, costs are capitalized. These capitalized software costs are amortized on a project-by-project basis over the expected economic life of the underlying product on a straight-line basis, which is five years. Amortization commences when the software is available for its intended use. Amounts capitalized related to development of internal use software are included in property and equipment, net, on our Consolidated Balance sheets and related depreciation is recorded as a component of amortization of intangible assets and depreciation in our consolidated statements of operations. For the three months ended March 31, 2023, and 2022, we capitalized $19,730 and $93,491, respectively, related to internal use software and recorded $29,336 and $9,214 in related amortization expense, respectively. Unamortized costs of capitalized internal use software totaled $766,781 and $777,192 as of March 31, 2023, and December 31, 2022, respectively.

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

For other intangible assets that are not deemed indefinite-lived, cost is generally amortized on a straight-line basis over the asset’s estimated economic life, except for individually significant customer-related intangible assets that are amortized in relation to total related sales. Amortizable intangible assets are reviewed for impairment whenever events or changes in circumstances indicate that the related carrying amounts may not be recoverable. In these circumstances, they are tested for impairment based on undiscounted cash flows and, if impaired, written down to estimated fair value based on either discounted cash flows or appraised values. The Company impaired $0 and $0 of goodwill for the three months ended March 31, 2023 and 2022, respectively.

Impairment of Long-Lived Assets

Long-lived assets, which include property, plant and equipment and intangible assets, are reviewed for impairment whenever events or changes in circumstances indicate the carrying amount of an asset may not be recoverable.

Recoverability of long-lived assets to be held and used is measured by comparing the carrying amount of an asset to the estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated undiscounted future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the assets. Fair value is generally determined using the asset’s expected future discounted cash flows or market value, if readily determinable. Based on its review, the Company believes that, as of and for the three months ended March 31, 2023, and 2022, there were no impairment loss of its long-lived assets.

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

The Company recognizes the tax effects of an uncertain tax position only if it is more likely than not to be sustained based solely on its technical merits as of the reporting date and then only in an amount more likely than not to be sustained upon review by the tax authorities. Income tax positions that previously failed to meet the more likely than not threshold is recognized in the first subsequent financial reporting period in which that threshold is met. Previously recognized tax positions that no longer meet the more likely than not threshold is derecognized in the first subsequent financial reporting period in which that threshold is no longer met. The Company classifies potential accrued interest and penalties related to unrecognized tax benefits within the accompanying consolidated statements of operations and comprehensive income (loss) as income tax expense.

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

Basic Income (Loss) Per Share

Under the provisions of ASC 260, “Earnings per Share,” basic loss per common share is computed by dividing net loss available to common shareholders by the weighted average number of shares of common stock outstanding for the periods presented. Diluted net loss per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that would then share in the income of the Company, subject to anti-dilution limitations. Potential common shares consist of the convertible promissory notes payable as of March 31, 2023, and December 31, 2022. As of March 31, 2023, and December 31, 2022, there were 1,219,104,923 and 7,921,962,277 potential shares issuable upon conversion of convertible notes payable.

The table below presents the computation of basic and diluted earnings per share for the three months ended March 31, 2023 and 2022:

	For the three months ended March 31, 2023	For the three months ended March, 2022
Numerator:
Net loss	$(2,222,319)	$(3,498,152)
Denominator:
Weighted average common shares outstanding—basic	7,696,310,840	108,753,763
Dilutive common stock equivalents	-	-
Weighted average common shares outstanding—diluted	7,696,310,840	108,753,763
Net loss per share:
Basic	$(0.0003)	$(0.0322)
Diluted	$(0.0003)	$(0.0322)

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

The following table presents the Company’s assets and liabilities required to be reflected within the fair value hierarchy as of March 31, 2023, and December 31, 2022.

	Fair Value
	As of	Fair Value Measurements at March 31, 2023
Description	March 31, 2023	Using Fair Value Hierarchy
		Level 1	Level 2	Level 3
Derivative liability	$1,993,083	$-	$-	$1,993,083

Total	$1,993,083	$-	$-	$1,993,083

	Fair Value
	As of	Fair Value Measurements at December 31, 2022
Description	December 31, 2022	Using Fair Value Hierarchy
		Level 1	Level 2	Level 3
Derivative liability	$799,988	$-	$-	$799,988

Total	$799,988	$-	$-	$799,988

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

New Accounting Pronouncements

In June 2016, the FASB issued ASU 2016-13, Measurement of Credit Losses on Financial Instruments (Topic 326): Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”). ASU 2016-13 requires companies to measure credit losses utilizing a methodology that reflects expected credit losses and requires a consideration of a broader range of reasonable and supportable information to inform credit loss estimates. ASU 2016-13 is effective for fiscal years beginning after December 15, 2022, including those interim periods within those fiscal years. We do not expect the adoption of this guidance will have a material impact on its consolidated financial statements.

On October 1, 2020, we early adopted ASU No. 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes (ASU 2019-12), which simplifies the accounting for income taxes. This guidance was effective beginning January 1, 2022, with early adoption permitted. The adoption of this new standard did not have a material impact on our consolidated financial statements.

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

As reflected in the accompanying financial statements, the Company had a net loss of $(2,222,319) for the three months ended March 31, 2023, negative working capital of $(9,457,692) as of March 31, 2023, and stockholder’s deficit of $(9,526,949). These factors among others raise substantial doubt about the Company’s ability to continue as a going concern.2

While the Company is attempting to generate additional revenues, the Company’s cash position may not be significant enough to support the Company’s daily operations. Management intends to raise additional funds by way of a public or private offering. Management believes that the actions presently being taken to further implement its business plan and generate revenues provide the opportunity for the Company to continue as a going concern. While the Company believes in the viability of its strategy to generate revenues and in its ability to raise additional funds, there can be no assurances to that effect. The ability of the Company to continue as a going concern is dependent upon the Company’s ability to further implement its business plan and generate revenues.

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

The resulting number of shares of the Company common stock pursuant to the above calculation will be referred to as the “Additional Shares”, and such Additional Shares will also be issued to the Magiclytics Shareholders pro rata based on their respective ownership of Magiclytics Shares. The Company issued additional 140,311 shares in November 2022 based on the offering price of $4 in the Regulation A offering.

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

Purchase Price Allocation

The following is an allocation of purchase price as of the February 3, 2021, acquisition closing date based upon an estimate of the carrying value of the assets acquired and the liabilities assumed by the Company in the acquisition (in thousands):

Description	Amount
Purchase price allocation:
Cash	$76
Intangibles	77,889
Related party payable	(97,761)
AP and accrued liabilities	(40,901)
Identifiable net assets acquired	(60,697)
Total purchase price	$(60,697)

NOTE 5 – PROPERTY AND EQUIPMENT

Fixed assets, net consisted of the following:

	March 31, 2023	December 31, 2022	Estimated Useful Life

Equipment	$118,638	$118,638	3 years
Less: accumulated depreciation and amortization	(90,083)	(81,153)
Property, plant, and equipment, net,	$28,555	$37,485

Depreciation expense were $8,930 and $8,513 for the three months ended March 31, 2023 and March 31, 2022, respectively.

NOTE 6 – INTANGIBLES

As of March 31, 2023, and December 31, 2022, the Company had intangible assets of $766,781 and $777,192 from and after the acquisition of Magiclytics in February 2021. It is a platform that is internally developed for revenue prediction from influencer collaboration and our digital platform Honeydrip.com.

The following table sets forth the Company’s finite-lived intangible assets resulting from business acquisitions and other purchases, which continue to be amortized:

	Weighted	March 31, 2023			December 31, 2022
	Average Useful Life (in Years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Value	Accumulated Amortization	Net Carrying Amount
Developed technology - Magiclytics	5	$585,938	$105,983	$479,955	$566,983	$76,617	$490,366
Developed technology - Magiclytics	-	286,826	-	286,826	286,826	-	286,826
		$872,764	$105,983	$766,781	$853,809	$76,617	$777,192

Amortization expenses were $29,366 and $9,214 for the three months ended March 31, 2023 and March 31, 2022, respectively.

NOTE 7 – ACCOUNTS PAYABLE AND ACCRUED LIABILITES

Accrued liabilities at March 31, 2023 and December 31, 2022 consist of the following:

	March 31, 2023	December 31, 2022
Accounts payable	$926,562	$220,569
Accrued payroll	1,081,667	1,015,000
Accrued interest	1,067,489	903,935
Other	95,454	426,302
	$3,171,172	$2,565,806

NOTE 8 – CONVERTIBLE NOTES PAYABLE

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

The GS Capital #2 Note has a maturity date of February 19, 2022, and bears interest at 10% per year. No payments of the principal amount or interest are due prior to the maturity date other than as specifically set forth in the GS Capital #2 Note, and the Company may prepay all or any portion of the principal amount and any accrued and unpaid interest at any time without penalty.

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

GS Capital converted $421,063 of the principal amount and $4,690 accrued interest to 378,633,891 common shares in the quarter ended September 30, 2022. It further converted $65,000 of principal to 481,221,646 common Shares in the first quarter of 2023. The balance of the GS Capital #2 Note as of March 31, 2023, was $20,000. The Company is currently in default of the New GS Note #2.

Convertible Promissory Note – GS Capital Partners #3

On March 16, 2022, the Company entered into another securities purchase agreement with GS Capital (the “GS Capital #3”), pursuant to which, on same date, the Company issued a convertible promissory note (the “GS Capital #3 Note”) to GS Capital the aggregate principal amount of $577,778 for a purchase price of $520,000, reflecting a $57,778 original issue discount, and in connection therewith, sold to GS Capital 100,000 shares of Company’s common stock, par value $0.000001 per share at a purchase price of $100, representing a per share price of $0.001 per share. In addition, at the closing of this sale, the Company reimbursed GS Capital the sum of $10,000 for GS Capital’s costs in completing the transaction, which amount GS Capital withheld from the total purchase price paid to the Company.

The GS Capital #3 Note has a maturity date of March 22, 2022, and bears interest at 10% per year. No payments of the principal amount or interest are due prior to the maturity date other than as specifically set forth in the GS Capital #3 Note, and the Company may prepay all or any portion of the principal amount and any accrued and unpaid interest at any time without penalty.

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

The balance of the GS Capital #3 Note as of March 31, 2023 and December 31, 2022 was $577,778 and $577,778, respectively. The Company is currently in default of the GS Capital #3 Note.

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

The GS Capital Note #4 has a maturity date of April 1, 2022, and bears interest at 10% per year. No payments of the principal amount or interest are due prior to the maturity date other than as specifically set forth in the GS Capital Note, and the Company may prepay all or any portion of the principal amount and any accrued and unpaid interest at any time without penalty.

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

The $50,000 original issue discounts, the fair value of 45,000 shares issued, and the beneficial conversion features were recorded as debt discounts and amortized over the term of the note. Therefore, the total debt discount at the inception date of this convertible promissory note was recorded at $550,000.

On November 26, 2021, the Company entered into an Amendment and Restructuring Agreement (the “Restructuring Agreement”) with GS Capital Partners, LLC to extend the maturity to October 1, 2022.

The balance of the GS Capital Note #4 as of March 31, 2023, and December 31, 2022 was $550,000 and $550,000, respectively. The Company is currently in default of the GS Capital #4 Note.

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

The April 2021 GS Capital Note #5 has a maturity date of April 29, 2022, and bears interest at 10% per year. No payments of the principal amount or interest are due prior to the maturity date other than as specifically set forth in the GS Capital Note #5, and the Company may prepay all or any portion of the principal amount and any accrued and unpaid interest at any time without penalty.

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

The $50,000 original issue discounts, the fair value of 125,000 shares issued, and the beneficial conversion features were recorded as debt discounts and amortized over the term of the note. Therefore, the total debt discount at the inception date of this convertible promissory note was recorded at $550,000.

On November 26, 2021, the Company entered into an Amendment and Restructuring Agreement (the “Restructuring Agreement”) with GS Capital Partners, LLC to extend the maturity to October 29, 2022.

The balance of the GS Capital Note #5 as of March 31, 2023 and December 31, 2022 was $550,000 and $550,000, respectively.

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

The GS Capital Note #6 has a maturity date of June 3, 2022, and bears interest at 10% per year. No payments of the principal amount or interest are due prior to the maturity date other than as specifically set forth in the GS Capital Note #6, and the Company may prepay all or any portion of the principal amount and any accrued and unpaid interest at any time without penalty.

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

The balance of the GS Capital Note #6 as of March 31, 2023, and December 31, 2022 was $550,000 and $550,000, respectively. The Company is currently in default of the GS Capital #6 Note.

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

The balance of the Eagle Equities Note as of March 31, 2023, and December 31, 2022, was $1,100,000 and $1,100,000, respectively. The Company is currently in default of the Eagle Equities Note.

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

The Chris Etherington Note has a maturity date of August 26, 2022, and bears interest at 10% per year. No payments of the principal amount or interest are due prior to the maturity date other than as specifically set forth in the Chris Etherington Note, and the Company may prepay all or any portion of the principal amount and any accrued and unpaid interest at any time without penalty.

The Chris Etherington Note (and the principal amount and any accrued and unpaid interest) is convertible into shares of Company Common Stock at any time following August 26, 2021, until the note is repaid. The conversion price per share of Common Stock shall initially mean the lesser of (i) $1.00 or (ii) 75% of the lowest daily volume weighted average price of the Common Stock during the 20 Trading Days (as defined in the Chris Etherington Note) immediately preceding the date of the respective conversion. The conversion price is subject to customary adjustments for any stock splits, etc. which occur following the determination of the conversion price.

The Chris Etherington Note contains customary events of default, including, but not limited to:

●	if the Company fails to pay the then-outstanding principal amount and accrued interest on the Chris Etherington Note on any date any such amounts become due and payable, and any such failure is not cured within three business days of written notice thereof by Mr. Etherington: or
●	the Company fails to remain compliant with the Depository Trust Company (“DTC”), thus incurring a “chilled” status with DTC; or
●	any trading suspension is imposed by the SEC under Section 12(j) or Section 12(k) of the Exchange Act; or
●	the occurrence of any delisting of the Company Common Stock from any securities exchange on which the Company Common Stock is listed or suspension of trading of the Company Common Stock on the OTC Markets.

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

The $15,000 original issue discounts, the fair value of 37,500 warrants issued, and the conversion features were recorded as debt discounts and amortized over the term of the note. Therefore, the total debt discount at the inception date of this convertible promissory note was recorded at $165,000. For the excess amount of derivative liability, the Company recorded accretion expense of $160,538 at the inception date of this note.

The balance of the Chris Etherington Note as of March 31, 2023 and December 31, 2022 was $165,000 and $165,000, respectively. The Company is currently in default of the Chris Etherington Note.

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

The Rui Wu Note has a maturity date of August 26, 2022, and bears interest at 10% per year. No payments of the principal amount or interest are due prior to the maturity date other than as specifically set forth in the Rui Wu Note, and the Company may prepay all or any portion of the principal amount and any accrued and unpaid interest at any time without penalty.

The Rui Wu Note (and the principal amount and any accrued and unpaid interest) is convertible into shares of Company Common Stock at any time following August 26, 2021, until the note is repaid. The conversion price per share of Common Stock shall initially mean the lesser of (i) $1.00 or (ii) 75% of the lowest daily volume weighted average price of the Common Stock during the 20 Trading Days (as defined in the Rui Wu Note) immediately preceding the date of the respective conversion. The conversion price is subject to customary adjustments for any stock splits, etc. which occur following the determination of the conversion price.

The Rui Wu Note contains customary events of default, including, but not limited to:

●	if the Company fails to pay the then-outstanding principal amount and accrued interest on the Rui Wu Note on any date any such amounts become due and payable, and any such failure is not cured within three business days of written notice thereof by Rui Wu: or
●	the Company fails to remain compliant with the Depository Trust Company (“DTC”), thus incurring a “chilled” status with DTC; or
●	any trading suspension is imposed by the SEC under Section 12(j) or Section 12(k) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”); or
●	the occurrence of any delisting of the Company Common Stock from any securities exchange on which the Company Common Stock is listed or suspension of trading of the Company Common Stock on the OTC Markets.

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

The $50,000 original issue discounts, the fair value of 125,000 warrants issued, and the conversion features were recorded as debt discounts and amortized over the term of the note. Therefore, the total debt discount at the inception date of this convertible promissory note was recorded at $550,000. For the excess amount of derivative liability, the Company recorded accretion expense of $514,850 at the inception date of this note.

The balance of the Riu Wu Note as of March 31, 2023, and 2022 was $550,000 and $550,000, respectively. The Company is currently in default of the Rui Wu Note.

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

The balance of the Fast Capital note as of March 31, 2023, and December 31, 2022 was $120,000 and $120,000 respectively. The Company is currently in default of the Fast Capital Note.

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

ONE44 Capital LLC converted $45,000 principal to common shares in the quarter ended March 31, 2023.

On March 7, 2023, the Company entered into a Debt Repayment and Release Agreement by and between the Company and ONE44 Capital LLC. Pursuant to the terms of the Agreement, the Company agreed to pay to ONE44 $88,738 as full and complete payment of certain debt owed by the Company to ONE44 pursuant to a 4% convertible redeemable note due February 16, 2023, dated February 16, 2022 (the “Note”), in the principal sum of $90,000, plus accrued interest. On March 7, 2023, pursuant to the terms of the Agreement, the Company paid ONE44 $88,738, the debt was settled, and the ONE44 Capital Note was terminated.

The balance of the ONE44 Capital note as of March 31, 2023 and December 31, 2022 was $0 and $135,000 respectively.

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

The $10,000 original issue discounts, the $5,000 reimbursement and the conversion features were recorded as debt discounts and amortized over the term of the note. Therefore, the total debt discount at the inception date of this convertible promissory note were recorded at $95,000.

ONE44 Capital LLC converted $20,000 principal to common shares in the quarter ended March 31, 2023.

The balance of the ONE44 Capital note as of March 31, 2023, and December 31, 2022 was $95,000 and $135,000, respectively.

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

Three conversions occurred during the period ending March 31, 2023, resulting in a principal reduction of $46,500 and remaining balance was settled on February 17, 2023 as disclosed below.

On February 17, 2023, the Company entered into a Settlement and Release Agreement by and between the Company and 1800 Diagonal Lending LLC. Pursuant to the terms of the Agreement, in full and final settlement of the the Diagonal lending LLC notes, the Company agreed to (i) pay to the Lender $105,000; and (ii) issue to the Lender shares of the Company’s common stock with respect to the Lender’s notice of conversion dated February 16, 2023 relating to a partial conversion of Note #1 (with a then-current balance of $45,479).

As a result, as of February 17, 2023, pursuant to the terms of the Agreement, the Debt was settled and all the 1800 Diagonal Lending LLC notes were terminated.

The balance of the Diagonal note as of March 31, 2023 and December 31, 2022 was $0 and $86,625, respectively..

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

On February 17, 2023, the Company entered into a Settlement and Release Agreement by and between the Company and 1800 Diagonal Lending LLC. Pursuant to the terms of the Agreement, in full and final settlement of the the Diagonal lending LLC notes, the Company agreed to (i) pay to the Lender $105,000; and (ii) issue to the Lender shares of the Company’s common stock with respect to the Lender’s notice of conversion dated February 16, 2023 relating to a partial conversion of Note #1 (with a then-current balance of $45,479).

As a result, as of February 17, 2023, pursuant to the terms of the Agreement, the Debt was settled and all the 1800 Diagonal Lending LLC notes were terminated.

The balance of the Diagonal note as of March 31, 2023, and December 31, 2022, was $0 and $0, respectively.

Below is the summary of the principal balance and debt discounts as of March 31, 2023.

Convertible Promissory Note Holder	Start Date	End Date	Initial Note Principal Balance	Current Note Principal Balance	Debt Discounts As of Issuance	Amortization	Debt Discounts As of March 31, 2023
GS Capital #2	2/16/2022	2/16/2022	577,778	-	577,778	(577,778)	-
GS Capital #2 - replacement	6/29/2022	8/16/2022	635,563	20,000	-	-	-
GS Capital #3	3/16/2022	3/16/2022	577,778	577,778	577,778	(577,778)	-
GS Capital #4	4/1/2022	4/1/2022	550,000	550,000	550,000	(550,000)	-
Eagle Equities LLC	4/13/2022	4/13/2022	1,100,000	1,100,000	1,100,000	(1,100,000)	-
GS Capital #5	4/29/2022	4/29/2022	550,000	550,000	550,000	(550,000)	-
GS Capital #6	6/3/2022	6/3/2022	550,000	550,000	550,000	(550,000)	-
Chris Etherington	8/26/2022	8/26/2022	165,000	165,000	165,000	(165,000)	-
Rui Wu	8/26/2022	8/26/2022	550,000	550,000	550,000	(550,000)	-
Sixth Street Lending #1	11/28/2022	11/28/2022	224,000	-	173,894	(173,894)	-
Sixth Street Lending #2	12/9/2022	12/9/2022	93,500	-	79,118	(79,118)	-
Fast Capital LLC	1/10/2022	1/10/2023	120,000	120,000	120,000	(120,000)	-
Sixth Street Lending #3	1/12/2022	1/12/2023	70,125	-	50,748	(50,748)	-
One 44 Capital	2/16/2022	2/16/2023	175,500	-	148,306	(135,000)	-
Coventry Enterprise	3/3/2022	3/3/2023	150,000	-	150,000	(150,000)	-
One 44 Capital #2	5/20/2022	5/20/2023	115,000	95,000	115,000	(99,877)	15,122

1800 Diagonal Lending LLC	6/23/2022	6/23/2023	86,625	-	86,625	(86,625)	-
1800 Diagonal Lending LLC	7/8/2022	7/8/2023	61,813	-	61,813	(61,813)	-
Total							$15,122
Remaining note principal balance							4,277,778
Total convertible promissory notes, net							$4,262,656

Future payments of principal of convertible notes payable at March 31, 2023 are as follows:

Years ending December 31,
2023	$(4,277,778)
2024	–
2025	–
Thereafter	–
Total	$(4,277,778)

Interest expense recorded related to the convertible notes payable for the three months ended March 31, 2023 and 2022 were $171,736 and $762,653, respectively.

The Company amortized $126,991 and $1,349,628 of the discount on the convertible notes payable to interest expense for the three months ended March 31, 2023, and 2022, respectively.

NOTE 9 – SHARES ISSUED - LIABILITY

As of March 31, 2023 and December 31, 2022, the Company entered into various consulting agreements with consultants, directors, and convertible debt. The balances of shares to be issued – liability were $648,333 and $573,333, respectively. The Company recorded these consultant and director shares under liability based on the shares will be issued at a fixed monetary amount known at inception under ASC 480.

Shares to be issued - liability is summarized as below:

Beginning Balance, January 1, 2022	$1,047,885
Shares to be issued	672,819
Shares issued	(1,147,371)
Ending Balance, December 31, 2022	$573,333

Shares to be issued - liability is summarized as below:

Beginning Balance, January 1, 2023	$573,333
Shares to be issued	75,000
Shares issued	-
Ending Balance, March 31, 2023	$648,333

NOTE 10 – DERIVATIVE LIABILITY

The derivative liability is derived from the conversion features in note 8 signed for the period ended December 31, 2022. All were valued using the weighted-average Binomial option pricing model using the assumptions detailed below. As of March 31, 2023, and December 31, 2022, the derivative liability was $1,993,083 and $799,988, respectively. The Company recorded $1,382,822 loss and $166,309 gain from changes in derivative liability during the year ended March 31, 2023 and December 31, 2022, respectively.

The Binomial model with the following assumption inputs:

December 31, 2022
Annual Dividend Yield	—
Expected Life (Years)	0.1 – 0.7 years
Risk-Free Interest Rate	1.282% - 2.98%
Expected Volatility	149-612%

Fair value of the derivative is summarized as below:

Beginning Balance, December 31, 2021	$513,959
Additions	2,451,945
Mark to Market	166,309
Cancellation of Derivative Liabilities Due to Conversions	-
Reclassification to APIC Due to Conversions	(2,332,225)
Ending Balance, December 31, 2022	$799,988

March 31, 2023
Annual Dividend Yield	—
Expected Life (Years)	0.1 – 0.7 years
Risk-Free Interest Rate	4.94% - 0.05%
Expected Volatility	243-559%

Fair value of the derivative is summarized as below:

Beginning Balance, December 31, 2022	$799,988
Additions	-
Mark to Market	1,382,822
Cancellation of Derivative Liabilities Due to Conversions	-
Reclassification to APIC Due to Conversions	(189,727)
Ending Balance, March 31, 2023	$1,993,083

NOTE 11 – NOTE PAYABLE, RELATED PARTY

Note payable – Amir without interest

For the three months ended March 31, 2023 and 2022, the Company borrowed $413,333 and $0 from Amir. The note is due on demand and has no interest.

Effective March 4, 2022, the Company entered into three (3) separate director agreements with Amir Ben-Yohanan, Christopher Young, and Simon Yu. The Director Agreements set out terms and conditions of each of Mr. Ben-Yohanan’s, Mr. Young’s, and Mr. Yu’s role as a director of the Company. Mr. Young and Yu resigned from their officer and director positions with the Company on October 8, 2022.

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

As of March 31, 2023, and December 31, 2022, the Company has a payable balance owed to the sellers of Magiclytics of $97,761 and $97,761 from the acquisition of Magiclytics on February 3, 2021.

On October 7, 2021, the Board of Directors of the Company appointed Dmitry Kaplun as the Company’s Chief Financial Officer. Pursuant to the terms of the Employment Agreement, the Board entered into a restricted stock award agreement (the “Restricted Stock Agreement”) dated October 7, 2022. Pursuant to the terms of the Restricted Stock Agreement, the Board granted Mr. Kaplun 58,824 shares of restricted common stock on October 7, 2022. 25% of the shares vest on each of the three-month, six-month, nine-month and 12-month anniversaries of the grant date.

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

Note 12 - JOINT VENTURE AGREEMENT- CONSOLIDATED SUBSIDIARY

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

The Company allocate the net income or loss of this joint venture to non-controlling interest based on the ownership of this joint venture. The non-controlling interest for the three months ended March 31, 2023 and March 31, 2022, was $144,119 and $0, respectively.

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

Preferred Stock

As of March 31, 2023 there was 1 preferred share issued and outstanding.

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

Common Stock

As of March 31, 2023, and December 31, 2022, the Company had 25,000,000,000 shares of common stock authorized with a par value of $0.000001. There were 8,262,322,939 and 6,830,378,163 shares issued and outstanding at March 31, 2023 and December 31, 2022, respectively.

For the three months ended March 31, 2023, the Company issued 1,431,944,776 shares to settle a conversion of $184,254 of convertible promissory note principal and accrued interest and a reclass of derivative liability of $189,352.

Warrants

A summary of the Company’s stock warrants activity is as follows:

	Number of Options (in thousands)	Weighted- Average Exercise Price	Weighted- Average Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding at December 31, 2022	165,077	$2.05	4.6	-
Issued	-	-	-	-
Exercised	-	-	-	-
Canceled	-	-	-	-
Outstanding at March 31, 2023	165,077	$2.05	3.7	$-
Vested and expected to vest at March 31, 2023	165,077	$2.05	3.7	$-
Exercisable at March 31, 2023	165,077	$2.05	3.7	$-

No stock options were granted by the Company during the three months ended March 31, 2023.

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

NOTE 15 – SUBSEQUENT EVENTS

On May 10, 2023, the Company entered into a Debt Repayment and Release Agreement by and between the Company and ONE44 CAPITAL LLC (“ONE44”). Pursuant to the terms of the Agreement, the Company agreed to pay to ONE44 $77,893.15 as full and complete payment of certain debt owed by the Company to ONE44 pursuant to a convertible promissory note, dated as of May 20, 2022, as amended the Note, in the principal sum of $70,000, plus accrued interest in the approximate amount of $2893. (the “Debt”). On May 10, 2023, pursuant to the terms of the Agreement, the Company paid ONE44 $77,893, the Debt was settled and the Note was terminated.

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

Recent Developments

None

Results of Operations

For the Three Months Ended March 31, 2023 Compared to the Three Months Ended March 31, 2022

Net Revenue

Net revenue was $1,357,382 for the three months ended March 31, 2023, compared to net revenue of $813,477 for the three months ended March 31, 2022. The increase of $543,905 was the result of increased sales from The Reiman Agency.

Cost of Goods Sold

Cost of goods sold was $1,208,060 for the three months ended March 31, 2023, compared to cost of goods sold of $671,148 for the three months ended March 31, 2022. The increase of $536,912 was due to higher sales volume of The Reiman Agency which in turn resulted in more commission due to brands and content creators.

Gross Profit

Gross profit was $149,323 for the three months ended March 31, 2023, compared to gross profit of $142,329 for the three months ended March 31, 2022. The gross profit percentage was 11.00% for the three months ended March 31, 2023, compared to 17.04% for the three months ended March 31, 2022. The increase is because the Company negotiated better deals on the revenue brought by The Reiman Agency.

Operating Expenses

Operating expenses for the three months ended March 31, 2023, were $703,629, compared to $1,360,488 for the three months ended March 31, 2022. The variances were as follows: (i) a decrease in rent and utilities expense of $7395; (ii) a decrease in professional and consultant fees of $585,460; (iii) a decrease in sales and marketing expenses of $30,715; (iv) a decrease of production expense of $55,016; (v) a decrease of payroll of $283,692; (vi) a increase in other selling, general, and administrative expense of $305,419. The overall decrease in total operating expenses resulted from a decrease in the stock compensation to consultants and salaries & wages to the Company, and reduced advertising expenses.

Non-cash operating expenses for the three months ended March 31, 2023 were $64,072 including depreciation and amortization of $39,072 and stock compensation of $25,000. Non-cash operating expenses for the three months ended March 31, 2022 were $112,258, including (i) depreciation and amortization of $17,727; (ii) stock-based compensation of $94,531. All these non-cash operating expenses were already included in the operating expenses in the paragraph disclosed above.

Other (Income) Expenses

Other (income) expenses for the three months ended March 31, 2023, were $1,668,012, as compared to $2,279,993 for the three months ended March 31, 2022. Other (income) expenses for the three months ended March 31, 2023, included (i) change in fair value derivative liability of $1,382,822; (ii) interest expense of $171,736 (iii) non cash amortization of debt discounts of $126,993.

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

Net Loss

Net loss for the three months ended March 31, 2023 was ($2,222,319), compared to ($3,498,152) for the three months ended March 31, 2022.

Liquidity and Capital Resources

Operating Activities

Net cash used in operating activities for the three months ended March 31, 2023, was $(221,796). This amount was primarily related to a net loss of $(2,222,319), offset by (i) a net working capital increase of $-426,637; (ii) non-cash expenses of $1,573,887 including (a) depreciation and amortization of $39,072; (b) stock-based compensation of $25,000; (c) change in fair value of derivative liability of $1,382,822; and (d) interest expense – amortization of debt discount of $126,993;.

Investment Activities

Net cash used in investing activities for the three months ended March 31, 2023, was $19,730 compared to $93,491 for the three months ended March 31, 2022.

Financing Activities

Net cash provided by financing activities for the three months ended March 31, 2023, was $228,774. The amount was related to borrowing from related party of $413,333 and offset by repayment to convertible notes payable of $184,559 . Net cash provided by financing activities for the three months ended March 31, 2022 was $756,587.

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

SHARES TO BE ISSUED - LIABILITY

As of March 31, 2023, and 2022, the Company entered into various consulting agreements with consultants, directors, and convertible debt. The Company recorded these consultant and director shares under liability based on the shares will be issued at a fixed monetary amount known at inception under ASC 480.

Off-Balance Sheet Arrangements

As of March 31, 2023, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K promulgated under the Securities Act reasonably likely to have a material effect on our financial condition.

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

As described under “Recently Adopted Accounting Pronouncements,” below, the primary impact of adopting ASC 842 for the Company was the recognition in the consolidated balance sheet of certain lease-related assets and liabilities for operating leases with terms longer than 12 months. The Company elected to use the short-term exception and does not records assets/liabilities for short term leases as of March 31, 2023.

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

Based on the Company’s evaluations, revenue from Managed Services is reported on a gross basis because the Company has the primary obligation to fulfill the performance obligations and it creates, reviews and controls the services. The Company takes on the risk of payment to any third-party creators and it establishes the contract price directly with its customers based on the services requested in the statement of work. The contract liabilities as of March 31, 2023, and December 31, 2022 was $0 and $27,500, respectively.

Subscription-Based Revenue

The Company recognizes subscription-based revenue through its social media website at Honeydrip.com, which allow customers to visit the creators personal page over the contract period without taking possession of the products or deliverables, are provided on either a subscription or consumption basis. Revenue provided on a subscription basis is recognized ratably over the contract period and revenue provided on a consumption basis is recognized when the subscriber paid and received their access to the content. Previously, the Company reported the subscription-based revenue on a net basis since the Company is acting as an agent solely arranging for the third-party creator or influencer to provide the services directly to the self-service customer through the platform or by posting the requested content. In April 2022, the Company determined it would recognize subscription-based revenue on a gross basis because the Company has control of the services before they are transferred to the end customer. The Company provided services such as online chat and other services directly with the end customers by the Company’s internal team. Also, the Company establishes the price on behalf of the content creators pursuant to the terms of the relevant agreements between the Company and the respective content creators. In addition, the Company has sole power to change the price based on the market. These are good indicators that the Company controls the specified goods or services before they are transferred to the customer.

Software Development Costs

We apply ASC 350-40, Intangibles—Goodwill and Other—Internal Use Software, in review of certain system projects. These system projects generally relate to software we do not intend to sell or otherwise market. In addition, we apply this guidance to our review of development projects related to software used exclusively for our SaaS subscription offerings. In these reviews, all costs incurred during the preliminary project stages are expensed as incurred. Once the projects have been committed to and it is probable that the projects will meet functional requirements, costs are capitalized. These capitalized software costs are amortized on a project-by-project basis over the expected economic life of the underlying product on a straight-line basis, which is five years. Amortization commences when the software is available for its intended use. Amounts capitalized related to development of internal use software are included in property and equipment, net, on our Consolidated Balance sheets and related depreciation is recorded as a component of amortization of intangible assets and depreciation in our consolidated statements of operations. During the three months ended March 31, 2023, and 2022, we capitalized approximately $19,730 and $93,491, respectively, related to internal use software and recorded $29,336 and $9,214 in related amortization expense, respectively. Unamortized costs of capitalized internal use software totaled $777,192 and $542,310 as of March 31, 2023 and December 31, 2022, respectively.

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

For other intangible assets that are not deemed indefinite-lived, cost is generally amortized on a straight-line basis over the asset’s estimated economic life, except for individually significant customer-related intangible assets that are amortized in relation to total related sales. Amortizable intangible assets are reviewed for impairment whenever events or changes in circumstances indicate that the related carrying amounts may not be recoverable. In these circumstances, they are tested for impairment based on undiscounted cash flows and, if impaired, written down to estimated fair value based on either discounted cash flows or appraised values. The Company impaired $0 and $0 of goodwill for the three months ended March 31, 2023 and 2022, respectively.

Impairment of Long-Lived Assets

Long-lived assets, which include property, plant and equipment and intangible assets, are reviewed for impairment whenever events or changes in circumstances indicate the carrying amount of an asset may not be recoverable.

Recoverability of long-lived assets to be held and used is measured by comparing the carrying amount of an asset to the estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated undiscounted future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the assets. Fair value is generally determined using the asset’s expected future discounted cash flows or market value, if readily determinable. Based on its review, the Company believes that, as of March 31, 2023 and March 31, 2022, there was no impairment loss of its long-lived assets.

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

The Company used Level 3 inputs for its valuation methodology for the derivative liabilities for conversion feature of the convertible notes in determining the fair value the weighted-average Binomial option pricing model following assumption inputs. The fair value of derivative liability as of March 31, 2023 and December 31, 2022 was $1,993,083 and $799,988, respectively.

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

In August 2020, the FASB issued ASU No. 2020-06, Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity (ASU 2020-06), which simplifies the accounting for convertible instruments by reducing the number of accounting models available for convertible debt instruments. This guidance also eliminates the treasury stock method to calculate diluted earnings per share for convertible instruments and requires the use of the if-converted method. This guidance became effective for us in the first quarter of 2022.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Not applicable.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Disclosure controls are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Exchange Act, such as this quarterly report, is recorded, processed, summarized, and reported within the time period specified in the SEC’s rules and forms. Disclosure controls and procedures are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including the principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. Our management, with the participation of our principal executive officer and principal financial officer (our “Certifying Officers”), evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2023, pursuant to Rule 13a-15(b) under the Exchange Act. Based upon that evaluation, our Certifying Officers concluded that, as of March 31, 2023, our disclosure controls and procedures were not effective.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

For the three months ended March 31, 2023, the Company issued 1,431,944,776 shares to settle a conversion of $184,254 of convertible promissory note principal and accrued interest.

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

CLUBHOUSE MEDIA GROUP, INC.

Date: June 8, 2023	By:	/s/ Amir Ben-Yohanan
	Name:	Amir Ben-Yohanan
	Title:	Chief Executive Officer
(principal executive officer)

Date: June 8, 2023	By:	/s/ Scott Hoey
	Name:	Scott Hoey
	Title:	Chief Financial Officer
(principal financial officer and principal accounting officer)

