Form 10-Q
period 2023-06-30
Clubhouse Media Group, Inc.
filed 2023-08-08
CIK 1389518

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2023

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

As of August 7, 2023, there were 8,639,942,939 shares of common stock, par value $0.000001 per share, of the registrant issued and outstanding.

FORM 10-Q

CLUBHOUSE MEDIA GROUP, INC.

PART I. FINANCIAL INFORMATION

Clubhouse Media Group, Inc.

Consolidated Balance Sheets

	(Unaudited)	(Audited)
	As of	As of
	June 30, 2023	December 31, 2022
Assets
Current assets:
Cash and cash equivalents	$134,418	$57,713
Accounts receivable, net	201,950	367,364
Prepaid expense	4,000	4,000
Total current assets	340,368	429,077

Property and equipment, net	22,564	37,485
Intangibles	778,374	777,192
Total assets	$1,141,306	$1,243,754

Liabilities and stockholders’ equity (deficit)
Current liabilities:
Accounts payable and accrued liabilities	$3,250,962	$2,565,806
Deferred revenue	–	27,500
Convertible notes payable, net	4,182,778	4,504,103
Shares to be issued	723,333	573,333
Notes payable - related party	1,114,593	451,260
Derivative liability	1,734,228	799,988
Total current liabilities	11,005,895	8,921,990

Convertible notes payable, net - related party	–	–
Total liabilities	11,005,895	8,921,990

Commitments and contingencies	–	–

Stockholders’ equity (deficit):
Preferred stock, par value $0.001, authorized 50,000,000 shares; 1 shares issued and outstanding at June 30, 2023 and December 31, 2022	–	–
Common stock, par value $0.000001, authorized 25,000,000,000 shares; 8,640,088,159 and 6,830,378,163 shares issued and outstanding at June 30, 2023 and December 31, 2022, respectively	8,641	6,831
Additional paid-in capital	25,150,816	24,744,738
Accumulated deficit	(35,252,935)	(32,814,971)
Total Clubhouse Media stockholders’ equity (deficit)	(10,093,478)	(8,063,402)
Non-controlling interest	228,889	385,166
Total stockholders’ deficit	(9,864,589)	(7,678,236)
Total liabilities and stockholders’ equity (deficit)	$1,141,306	$1,243,754

See Accompanying Notes to Consolidated Financial Statements.

Clubhouse Media Group, Inc.

Consolidated Statements of Operations

(Unaudited)

	For the Three Months Ended June 30, 2023	For the Three Months Ended June 30, 2022	For the Six Months Ended June 30, 2023	For the Six Months Ended June 30, 2022

Total revenue, net	$786,489	$1,900,932	$2,143,871	$2,714,409
Cost of sales	484,779	1,353,360	1,692,839	2,024,508
Gross profit	301,710	547,572	451,032	689,901

Operating expenses:
Advertising expenses	9,131	9,652	24,174	55,410
Selling, general, and administrative	56,005	121,908	291,404	281,977
Salaries & wages	339,233	262,034	461,130	667,623
Professional and consultant fees	303,160	632,197	634,448	1,318,858
Production expenses	–	13,938	–	68,954
Rent expense	–	820	–	8,215
Total operating expenses	707,529	1,040,549	1,411,156	2,401,038

Operating loss	(405,819)	(492,977)	(960,124)	(1,711,137)

Other (income) expenses:
Interest expense, net	200,026	202,420	371,762	965,075
Amortization of debt discounts, net	13,153	641,618	140,144	1,991,246
Interest expense - excess derivatives	–	425,601	–	670,927
Loss in extinguishment of debt	–	1,190,809	–	1,190,809
Loss in extinguishment of debt - related party	–	-	–	-
Gain in debt settlement	–	-	–	-
Other (income) expense, net	(1,731)	(813,380)	(15,268)	(813,380)
Change in fair value of derivative liability	(245,343)	2,786,066	1,137,479	2,708,450
Total other (income) expenses	(33,895)	4,433,134	1,634,117	6,713,127

Loss before income taxes	(371,924)	(4,926,111)	(2,594,241)	(8,424,264)

Income tax (benefit) expense	–	–	–	–

Net income (loss) attributable:
Non-controlling interest	(12,158)	–	(156,277)	–
Net loss	$(359,766)	$(4,926,111)	$(2,437,964)	$(8,424,264)

Basic weighted average shares outstanding	8,480,503,383	171,582,787	8,109,652,138	140,059,057
Diluted weighted average shares outstanding	8,480,503,383	171,582,787	8,109,652,138	140,059,057

Basic - net loss per share	$(0.00004)	$(0.03)	$(0.00004)	$(0.06)
Diluted - net loss per share	$(0.00004)	$(0.03)	$(0.0003)	$(0.06)

See Accompanying Notes to Consolidated Financial Statements.

Clubhouse Media Group, Inc.

Consolidated Statements of Stockholders’ Equity (Deficit)

(Unaudited)

	Preferred Stock 50,000,000 shares authorized		Common Stock 25,000,000,000 shares authorized				Total Clubhouse Media		Total
	Shares Issued	Par Value $0.001 per share	Shares Issued	Par Value $0.000001 per share	Additional Paid in Capital	Accumulated Deficit	Stockholders’ Equity (Deficit)	Non-controlling Interest	Stockholders’ Equity (Deficit)

Balance, December 31, 2022	1	$-	6,830,378,163	$6,831	$24,744,738	$(32,814,971)	$(8,063,402)	$385,166	$(7,678,236)

Shares issued for debt conversions	-	-	1,431,944,776	1,432	372,174	-	373,606	-	373,606
Net Income (Loss)	-	-	-	-	-	(2,078,200)	(2,078,200)	(144,119)	(2,222,319)
Balance, March 31, 2023	1	$-	8,262,322,939	$8,263	$25,116,912	$(34,893,171)	$(9,767,996)	$241,047	(9,526,949)

Shares issued for debt conversions	-	-	377,620,000	378	33,904	-	34,282	-	34,282
Net Income (Loss)	-	-	-	-	-	(359,764)	(359,764)	(12,158)	(371,922)
Balance, June 30, 2023	1	$-	8,639,942,939	$8,641	$25,150,816	$(35,252,935)	$(10,093,478)	$228,889	$(9,864,589)

Summary Year to Date Activity:
Balance, Beginning of Year	1	$-	6,830,378,163	$6,831	$24,744,738	$(32,814,971)	$(8,063,402)	$385,166	(7,678,236)
Shares issued for debt conversions	-	-	1,809,564,776	1,810	406,078	-	407,888	-	407,888
Net Income (Loss)	-	-	-	-	-	(2,437,964)	(2,437,964)	(156,277)	(2,594,241)
Balance, June 30, 2023	1	-	8,639,942,939	$8,641	$25,150,816	$(35,252,935)	$(10,093,478)	$228,889	$(9,864,589)

See Accompanying Notes to Consolidated Financial Statements.

Clubhouse Media Group, Inc.

Consolidated Statements of Cash Flow

(Unaudited)

	For the Six Months Ended June 30, 2023	For the Six Months Ended June 30, 2022
Cash flows from operating activities:
Net (loss) income	$(2,594,241)		$(8,424,264)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	76,564		40,304
Imputed interest	–		–
Interest expense - amortization of debt discounts	142,114		1,991,246
Additional non-cash interest expense due to debt restructuring	–		620,160
Stock compensation expense	150,000		505,658
Loss in extinguishment of debt - related party	–		–
Change in fair value of derivative liability	1,137,479		2,708,450
Gain or loss in debt settlement	(15,268)		(813,378)
Loss in extinguishment of debt	–		1,190,809
Accretion expense - excess derivative liability	–		670,927
Net changes in operating assets & liabilities:
Accounts receivable	165,414		(161,775)
Prepaid expense, deposits and other current assets	–		445,954
Accounts payable, accrued liabilities, due to affiliates, and other long-term liabilities	681,073		73,264
Net cash used in operating activities	(256,865)		(1,152,645)

Cash flows from investing activities:
Purchases of property, plant, and equipment	–		(5,000)
Purchases of intangible assets	(62,825)		(198,182)
Cash received from acquisition of Magiclytics	–		–
Net cash used in investing activities	(62,825)		(203,182)

Cash flows from financing activities:
Shares issued for cash	–		573,101
Borrowing from related party note payable	1,060,000		–
Repayment to related party convertible note payable	(396,667)		(105,822)
Borrowings from convertible notes payable	-		796,250
Repayment to convertible notes payable	(266,938)		(129,184)
Net cash provided by financing activities	396,395		1,134,345

Net increase in cash and cash equivalents	76,705		(221,482)
Cash and cash equivalents at beginning of period	57,713		299,520
Cash and cash equivalents at end of period	$134,418		$78,038

Supplemental disclosure of cash flow information
Cash paid during the period for:
Interest	$–		$–
Income taxes	$–		$–

Supplemental disclosure of non-cash investing and financing Activities:
Warrants issued in connection with debt	$–	$
Shares issued for conversion from convertible note payable	$204,649		$89,366
Shares issued to settle accounts payable	$–		$–
Reclass of derivative liability to additional paid in capital	$203,239		$–

See Accompanying Notes to Consolidated Financial Statements.

Clubhouse Media Group, Inc.

Notes to the Consolidated Financial Statements

June 30, 2023 and 2022

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

Advertising

Advertising costs are expensed when incurred and are included in selling, general, and administrative expense in the accompanying consolidated statements of operations. We incurred advertising expenses of $24,174 and $55,410 for the six months ended June 30, 2023, and 2022, respectively.

Accounts Receivable

The Company’s accounts receivable arises from providing services. The Company does not adjust its receivables for the effects of a significant financing component at contract inception if it expects to collect the receivables in one year or less from the time of sale. The Company does not expect to collect receivables greater than one year from the time of sale.

The Company’s policy is to maintain an allowance for potential credit losses on accounts receivable. Management reviews the composition of accounts receivable and analyzes historical bad debts, customer concentrations, customer credit worthiness, current economic trends and changes in customer payment patterns to evaluate the adequacy of these reserves. Amounts determined to be uncollectible are charged or written-off against the reserve. As of June 30, 2023, and December 31, 2022, there were $0 for bad debt allowance for accounts receivable.

Property and equipment, net

Plant and equipment are stated at cost less accumulated depreciation and impairment. Depreciation of property, plant and equipment and are calculated on the straight-line method over their estimated useful lives or lease terms generally as follows:

Classification	Useful Life
Equipment	3 years

Lease

On January 2, 2020, the Company adopted ASC Topic 842, Leases, or ASC 842, using the modified retrospective transition method with a cumulative effect adjustment to be accumulated deficit as of January 1, 2019, and accordingly, modified its policy on accounting for leases as stated below. As described under “Recently Adopted Accounting Pronouncements,” below, the primary impact of adopting ASC 842 for the Company was the recognition in the consolidated balance sheet of certain lease-related assets and liabilities for operating leases with terms longer than 12 months. The Company elected to use the short-term exception and does not record assets/liabilities for short term leases as of June 30, 2023, and December 31, 2022.

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

Based on the Company’s evaluations, revenue from Managed Services is reported on a gross basis because the Company has the primary obligation to fulfill the performance obligations and it creates, reviews and controls the services. The Company takes on the risk of payment to any third-party creators and it establishes the contract price directly with its customers based on the services requested in the statement of work. The deferred revenue as of June 30, 2023, and December 31, 2022, were $0 and $27,500, respectively.

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

Software Development Costs

We apply ASC 350-40, Intangibles—Goodwill and Other—Internal Use Software, in review of certain system projects. These system projects generally relate to software we do not intend to sell or otherwise market. In addition, we apply this guidance to our review of development projects related to software used exclusively for our SaaS subscription offerings. In these reviews, all costs incurred during the preliminary project stages are expensed as incurred. Once the projects have been committed to and it is probable that the projects will meet functional requirements, costs are capitalized. These capitalized software costs are amortized on a project-by-project basis over the expected economic life of the underlying product on a straight-line basis, which is five years. Amortization commences when the software is available for its intended use. Amounts capitalized related to development of internal use software are included in property and equipment, net, on our Consolidated Balance sheets and related depreciation is recorded as a component of amortization of intangible assets and depreciation in our consolidated statements of operations. For the six months ended June 30, 2023, and 2022, we capitalized $62,825 and $198,182, respectively, related to internal use software and recorded $31,502 and $23,000 in related amortization expense, respectively. Unamortized costs of capitalized internal use software totaled $778,374 and $777,192 as of June 30, 2023, and December 31, 2022, respectively.

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

For other intangible assets that are not deemed indefinite-lived, cost is generally amortized on a straight-line basis over the asset’s estimated economic life, except for individually significant customer-related intangible assets that are amortized in relation to total related sales. Amortizable intangible assets are reviewed for impairment whenever events or changes in circumstances indicate that the related carrying amounts may not be recoverable. In these circumstances, they are tested for impairment based on undiscounted cash flows and, if impaired, written down to estimated fair value based on either discounted cash flows or appraised values. The Company impaired $0 and $0 of goodwill for the six months ended June 30, 2023 and 2022, respectively.

Impairment of Long-Lived Assets

Long-lived assets, which include property, plant and equipment and intangible assets, are reviewed for impairment whenever events or changes in circumstances indicate the carrying amount of an asset may not be recoverable.

Recoverability of long-lived assets to be held and used is measured by comparing the carrying amount of an asset to the estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated undiscounted future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the assets. Fair value is generally determined using the asset’s expected future discounted cash flows or market value, if readily determinable. Based on its review, the Company believes that, as of and for the six months ended June 30, 2023, and 2022, there were no impairment loss of its long-lived assets.

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

Basic Income (Loss) Per Share

Under the provisions of ASC 260, “Earnings per Share,” basic loss per common share is computed by dividing net loss available to common shareholders by the weighted average number of shares of common stock outstanding for the periods presented. Diluted net loss per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that would then share in the income of the Company, subject to anti-dilution limitations. Potential common shares consist of the convertible promissory notes payable as of June 30, 2023, and December 31, 2022. As of June 30, 2023, and December 31, 2022, there were 8,981,932,773 and 7,921,962,277 potential shares issuable upon conversion of convertible notes payable.

The table below presents the computation of basic and diluted earnings per share for the three months ended June 30, 2023 and 2022:

	For the three months ended June 30, 2023	For the three months ended June 30, 2022
Numerator:
Net loss	$(371,922)	$(4,926,111)
Denominator:
Weighted average common shares outstanding—basic	8,480,503,383	171,582,787
Dilutive common stock equivalents	-	-
Weighted average common shares outstanding—diluted	8,480,503,383	171,582,787
Net loss per share:
Basic	$(0.00004)	$(0.03)
Diluted	$(0.00004)	$(0.03)

The table below presents the computation of basic and diluted earnings per share for the six months ended June 30, 2023 and 2022:

	For the six months ended June 30, 2023	For the six months ended June 30, 2022
Numerator:
Net loss	$(2,594,241)	$(8,424,264)
Denominator:
Weighted average common shares outstanding—basic	8,109,652,138	140,059,057
Dilutive common stock equivalents	-	-
Weighted average common shares outstanding—diluted	8,109,652,138	140,059,057
Net loss per share:
Basic	$(0.00004)	$(0.06)
Diluted	$(0.0003)	$(0.06)

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

The following table presents the Company’s assets and liabilities required to be reflected within the fair value hierarchy as of June 30, 2023, and December 31, 2022.

	Fair Value	Fair Value Measurements at June 30, 2023
	As of	Using Fair Value Hierarchy
Description	June 30, 2023	Level 1	Level 2	Level 3
Derivative liability	$1,734,228	$-	$-	$1,734,228

Total	$1,734,228	$-	$-	$1,734,228

	Fair Value	Fair Value Measurements at December 31, 2022
	As of	Using Fair Value Hierarchy
Description	December 31, 2022	Level 1	Level 2	Level 3
Derivative liability	$799,988	$-	$-	$799,988

Total	$799,988	$-	$-	$799,988

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

New Accounting Pronouncements

In June 2016, the FASB issued ASU 2016-13, Measurement of Credit Losses on Financial Instruments (Topic 326): Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”). ASU 2016-13 requires companies to measure credit losses utilizing a methodology that reflects expected credit losses and requires a consideration of a broader range of reasonable and supportable information to inform credit loss estimates. ASU 2016-13 is effective for fiscal years beginning after December 15, 2022, including those interim periods within those fiscal years. We are currently considering the impact for the adoption of this guidance on its consolidated financial statements.

In August 2020, the FASB issued ASU 2020-06, Debt-Debt with Conversion and Other Options (Topic 470) and Derivatives and Hedging-Contracts in Entity’s Own Equity (Topic 815): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity (“ASU 2020-06”). ASU 2020-06 requires companies to measure conversion of debt into equity that contain derivatives with difference as a gain or loss. ASU 2020-06 is effective for fiscal years beginning after December 15, 2023, including those interim periods within those fiscal years. The Company is currently considering the material impact of adopting this guidance on its consolidated financial statements.

NOTE 3 – GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates continuity of operations, realization of assets, and liquidation of liabilities in the normal course of business.

As reflected in the accompanying financial statements, the Company had a net loss of $(2,594,241) for the six months ended June 30, 2023, negative working capital of $(10,665,527) as of June 30, 2023, and stockholder’s deficit of $(9,864,589). These factors among others raise substantial doubt about the Company’s ability to continue as a going concern.

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

Purchase Price Allocation

The following is an allocation of purchase price as of the February 3, 2021, acquisition closing date based upon an estimate of the carrying value of the assets acquired and the liabilities assumed by the Company in the acquisition (in thousands):

Description	Amount
Purchase price allocation:
Cash	$76
Intangibles	77,889
Related party payable	(97,761)
AP and accrued liabilities	(40,901)
Identifiable net assets acquired	(60,697)
Total purchase price	$(60,697)

NOTE 5 – PROPERTY AND EQUIPMENT

Fixed assets, net consisted of the following:

	June 30, 2023	December 31, 2022	Estimated Useful Life

Equipment	$118,638	$118,638	3 years
Less: accumulated depreciation and amortization	(96,074)	(81,153)
Property, plant, and equipment, net,	$22,564	$37,485

Depreciation expense were $5,991 and $8,792 for the three months ended June 30, 2023 and 2022, respectively. Depreciation expense were $14,921 and $17,305 for the six months ended June 30, 2023 and 2022, respectively.

NOTE 6 – INTANGIBLES

As of June 30, 2023, and December 31, 2022, the Company had intangible assets of $778,374 and $777,192 from and after the acquisition of Magiclytics in February 2021. It is a platform that is internally developed for revenue prediction from influencer collaboration and our digital platform Honeydrip.com.

The following table sets forth the Company’s finite-lived intangible assets resulting from business acquisitions and other purchases, which continue to be amortized:

	Weighted	June 30, 2023			December 31, 2022
	Average Useful Life (in Years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Value	Accumulated Amortization	Net Carrying Amount
Developed technology - Magiclytics	5	$629,808	$138,260	$491,548	$566,983	$76,617	$490,366
Developed technology - Magiclytics	-	286,826	-	286,826	286,826	-	286,826
		$916,634	$138,260	$778,374	$853,809	$76,617	$777,192

Amortization expenses were $31,502 and $1,376 for the three months ended June 30, 2023 and 2022, respectively. Amortization expenses were $61,643 and $23,000 for the six months ended June 30, 2023 and 2022, respectively.

NOTE 7 – ACCOUNTS PAYABLE AND ACCRUED LIABILITES

Accrued liabilities at June 30, 2023 and December 31, 2022 consist of the following:

	June 30, 2023	December 31, 2022
Accounts payable	$661,667	$220,569
Accrued payroll	1,215,000	1,015,000
Accrued interest	1,252,773	903,935
Other	121,522	426,302
	$3,250,962	$2,565,806

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

GS Capital converted $421,063 of the principal amount and $4,690 accrued interest to 378,633,891 common shares in the quarter ended September 30, 2022. It further converted $65,000 of principal to 481,221,646 common Shares in the first quarter of 2023. The balance of the GS Capital #2 Note as of June 30, 2023, was $20,000. The Company is currently in default of the New GS Note #2.

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

The balance of the GS Capital #3 Note as of June 30, 2023 and December 31, 2022 was $577,778 and $577,778, respectively. The Company is currently in default of the GS Capital #3 Note.

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

The balance of the GS Capital Note #4 as of June 30, 2023, and December 31, 2022 was $550,000 and $550,000, respectively. The Company is currently in default of the GS Capital #4 Note.

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

The balance of the GS Capital Note #5 as of June 30, 2023 and December 31, 2022 was $550,000 and $550,000, respectively.

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

The balance of the GS Capital Note #6 as of June 30, 2023, and December 31, 2022 was $550,000 and $550,000, respectively. The Company is currently in default of the GS Capital #6 Note.

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

The balance of the Eagle Equities Note as of June 30, 2023, and December 31, 2022, was $1,100,000 and $1,100,000, respectively. The Company is currently in default of the Eagle Equities Note.

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

The balance of the Chris Etherington Note as of June 30, 2023 and December 31, 2022 was $165,000 and $165,000, respectively. The Company is currently in default of the Chris Etherington Note.

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

The balance of the Riu Wu Note as of June 30, 2023, and 2022 was $550,000 and $550,000, respectively. The Company is currently in default of the Rui Wu Note.

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

The balance of the Fast Capital note as of June 30, 2023, and December 31, 2022 was $120,000 and $120,000 respectively. The Company is currently in default of the Fast Capital Note.

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

The balance of the ONE44 Capital note as of June 30, 2023 and December 31, 2022 was $0 and $135,000 respectively.

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

ONE44 Capital LLC converted $20,000 principal to common shares in the quarter ended March 31, 2023 and converted $20,000 principal and $770 interest to common shares in the quarter ended June 30, 2023.

On May 10, 2023, the Company entered into debt repayment and release agreement with ONE44 Capital LLC. Pursuant to the terms of the Agreement, the Company agreed to pay to ONE44 $77,893 as full and complete payment of certain debt owed by the Company to ONE44 pursuant to a 4% convertible redeemable note due May 20, 2023 (the “Note”), in principal sum of $75,000, plus accrued interest. On May 11, 2023, pursuant to the terms of the Agreement, the Company paid ONE44 $77,893, the debt was settled, and the ONE44 Capital Note was terminated.

The balance of the ONE44 Capital note as of June 30, 2023, and December 31, 2022 was $0 and $135,000, respectively.

Convertible Promissory Note – 1800 Diagonal Lending LLC

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

The balance of the Diagonal note as of June 30, 2023 and December 31, 2022 was $0 and $86,625, respectively.

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

The balance of the Diagonal note as of June 30, 2023, and December 31, 2022, was $0 and $0, respectively.

Below is the summary of the principal balance and debt discounts as of June 30, 2023.

Convertible Promissory Note Holder	Start Date	End Date	Initial Note Principal Balance	Current Note Principal Balance	Debt Discounts As of Issuance	Amortization	Debt Discounts As of June 30, 2023
GS Capital #2	2/16/2022	2/16/2022	577,778	-	577,778	(577,778)	-
GS Capital #2 - replacement	6/29/2022	8/16/2022	635,563	20,000	-	-	-
GS Capital #3	3/16/2022	3/16/2022	577,778	577,778	577,778	(577 778)	-
GS Capital #4	4/1/2022	4/1/2022	550,000	550,000	550,000	(550,000)	-
Eagle Equities LLC	4/13/2022	4/13/2022	1,100,000	1,100,000	1,100,000	(1,100,000)	-
GS Capital #5	4/29/2022	4/29/2022	550,000	550,000	550,000	(550,000)	-
GS Capital #6	6/3/2022	6/3/2022	550,000	550,000	550,000	(550,000)	-
Chris Etherington	8/26/2022	8/26/2022	165,000	165,000	165,000	(165,000)	-
Rui Wu	8/26/2022	8/26/2022	550,000	550,000	550,000	(550,000)	-
Sixth Street Lending #1	11/28/2022	11/28/2022	224,000	-	173,894	(173,894)	-
Sixth Street Lending #2	12/9/2022	12/9/2022	93,500	-	79,118	(79,118)	-
Fast Capital LLC	1/10/2022	1/10/2023	120,000	120,000	120,000	(120,000)	-
Sixth Street Lending #3	1/12/2022	1/12/2023	70,125	-	50,748	(50,748)	-
One 44 Capital	2/16/2022	2/16/2023	175,500	-	148,306	(135,000)	-
Coventry Enterprise	3/3/2022	3/3/2023	150,000	-	150,000	(150,000)	-
One 44 Capital #2	5/20/2022	5/20/2023	115,000	-	115,000	(115,000)	-

1800 Diagonal Lending LLC	6/23/2022	6/23/2023	86,625	-	86,625	(86,625)	-
1800 Diagonal Lending LLC	7/8/2022	7/8/2023	61,813	-	61,813	(61,813)	-
Total				Total			$0
				Remaining note principal balance			4,182,778
				Total convertible promissory notes, net			$4,182,778

Future payments of principal of convertible notes payable at June 30, 2023 are as follows:

Years ending December 31,
2023	$(4,182,778)
2024	–
2025	-
Thereafter	–
Total	$(4,182,778)

Interest expense recorded related to the convertible notes payable for the six months ended June 30, 2023 and 2022 were $371,762 and $965,075, respectively.

The Company amortized $140,144 and $1,991,246 of the discount on the convertible notes payable to interest expense for the six months ended June 30, 2023, and 2022, respectively.

NOTE 9 – SHARES ISSUED - LIABILITY

As of June 30, 2023 and December 31, 2022, the Company entered into various consulting agreements with consultants, directors, and convertible debt. The balances of shares to be issued – liability were $723,333 and $573,333, respectively. The Company recorded these consultant and director shares under liability based on the shares will be issued at a fixed monetary amount known at inception under ASC 480.

Shares to be issued - liability is summarized as below:

Beginning Balance, January 1, 2022	$1,047,885
Shares to be issued	672,819
Shares issued	(1,147,371)
Ending Balance, December 31, 2022	$573,333

Shares to be issued - liability is summarized as below:

Beginning Balance, January 1, 2023	$573,333
Shares to be issued	150,000
Shares issued	-
Ending Balance, March 31, 2023	$723,333

NOTE 10 – DERIVATIVE LIABILITY

The derivative liability is derived from the conversion features in note 8 signed for the period ended December 31, 2022. All were valued using the weighted-average Binomial option pricing model using the assumptions detailed below. As of June 30, 2023, and December 31, 2022, the derivative liability was $1,734,228 and $799,988, respectively. The Company recorded $245,343 gain and $2,786,066 loss from changes in derivative liability during the three months ended June 30, 2023 and 2022, respectively. The Company recorded $1,137,479 loss and $2,708,450 loss from changes in derivative liability during the six months ended June 30, 2023 and 2022, respectively.

The Binomial model with the following assumption inputs:

December 31, 2022
Annual Dividend Yield	—
Expected Life (Years)	0.1 – 0.7 years
Risk-Free Interest Rate	1.282% - 2.98%
Expected Volatility	149-612%

Fair value of the derivative is summarized as below:

Beginning Balance, December 31, 2021	$513,959
Additions	2,451,945
Mark to Market	166,309
Cancellation of Derivative Liabilities Due to Conversions	-
Reclassification to APIC Due to Conversions	(2,332,225)
Ending Balance, December 31, 2022	$799,988

June 30, 2023
Annual Dividend Yield	—
Expected Life (Years)	0.1 – 0.7 years
Risk-Free Interest Rate	5.47% - 0.05%
Expected Volatility	563-570%

Fair value of the derivative is summarized as below:

Beginning Balance, December 31, 2022	$799,988
Additions	-
Mark to Market	947,752
Cancellation of Derivative Liabilities Due to Conversions	-
Reclassification to APIC Due to Conversions	(13,512)
Ending Balance, June 30, 2023	$1,734,228

NOTE 11 – NOTE PAYABLE, RELATED PARTY

Note payable – Amir without interest

For the six months ended June 30, 2023 and 2022, the Company borrowed $1,060,000 and $0, respectively, from Amir. The Company, also, made payments of $396,667 towards the note payable as of June 30, 2023. The note is due on demand and has no interest.

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

As of June 30, 2023, and December 31, 2022, the Company has a payable balance owed to the sellers of Magiclytics of $97,761 and $97,761 from the acquisition of Magiclytics on February 3, 2021.

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

The Company allocate the net income or loss of this joint venture to non-controlling interest based on the ownership of this joint venture. The non-controlling interest for the three months ended June 30, 2023 and 2022, was $(12,158) and $0, respectively. The non-controlling interest for the six months ended June 30, 2023 and 2022, was $(156,277) and $0, respectively.

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

One share of Series X Preferred Stock is outstanding as of December 31, 2022. The single share of Series X Preferred Stock outstanding is held by Amir Ben-Yohanan, the Company’s Chief Executive Officer, who also holds 56,958,396 shares of Common Stock as of June 30, 2023.

Preferred Stock

As of June 30, 2023 there was 1 preferred share issued and outstanding.

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

Common Stock

As of June 30, 2023, and December 31, 2022, the Company had 25,000,000,000 shares of common stock authorized with a par value of $0.000001. There were 8,640,088,159 and 6,830,378,163 shares issued and outstanding at June 30, 2023 and December 31, 2022, respectively.

For the three months ended March 31, 2023, the Company issued 1,431,944,776 shares to settle a conversion of $184,254 of convertible promissory note principal and accrued interest and a reclass of derivative liability of $189,352.

For the three months ended June 30, 2023, the Company issued 1,809,564,776 shares to settle a conversion of $20,770 of convertible promissory note principal and accrued interest and a reclass of derivative liability of $13,512.

Warrants

A summary of the Company’s stock warrants activity is as follows:

	Number of Options (in thousands)	Weighted- Average Exercise Price	Weighted- Average Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding at December 31, 2022	165,077	$2.05	4.6	-
Issued	-	-	-	-
Exercised	-	-	-	-
Canceled	-	-	-	-
Outstanding at June 30, 2023	165,077	$2.05	3.16	$-
Vested and expected to vest at June 30, 2023	165,077	$2.05	3.16	$-
Exercisable at June 30, 2023	165,077	$2.05	3.16	$-

No stock options were granted by the Company during the six months ended June 30, 2023.

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

NOTE 15 – SUBSEQUENT EVENTS

The Company has evaluated subsequent events through ___________, the date these financial statements were available to be issued and noted no material subsequent events for disclosure.

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

Recent Developments

None

Results of Operations

For the Three and Six Months Ended June 30, 2023 Compared to the Three and Six Months Ended June 30, 2022

Net Revenue

Net revenue was $786,489 for the three months ended June 30, 2023, compared to net revenue of $1,900,932 for the three months ended June 30, 2022. The decrease of $1,114,443 was the result of decreased sales from The Reiman Agency.

Net revenue was $2,143,871 for the six months ended June 30, 2023, compared to net revenue of $2,714,409 for the six months ended June 30, 2022. The decrease of $570,538 was the result of decreased sales from The Reiman Agency.

Cost of Goods Sold

Cost of goods sold was $484,779 for the three months ended June 30, 2023, compared to cost of goods sold of $1,353,360 for the three months ended June 30, 2022. The decrease of $868,581 was due to lower sales volume of The Reiman Agency, which in turn resulted in less commission due to brands and content creators.

Cost of goods sold was $1,692,839 for the six months ended June 30, 2023, compared to cost of goods sold of $2,024,508 for the six months ended June 30, 2022. The decrease of $331,669 was due to lower sales volume of The Reiman Agency, which in turn resulted in less commission due to brands and content creators.

Gross Profit

Gross profit was $301,710 for the three months ended June 30, 2023, compared to gross profit of $547,572 for the three months ended June 30, 2022. The gross profit percentage was 38.36% for the three months ended June 30, 2023, compared to 28.81% for the three months ended June 30, 2022. The increase is because the company negotiated better deals on the revenue brought by The Reiman Agency.

Gross profit was $451,032 for the six months ended June 30, 2023, compared to gross profit of $689,901 for the six months ended June 30, 2022. The gross profit percentage was 21.04% for the six months ended June 30, 2023, compared to 25.42% for the six months ended June 30, 2022. The decrease is because the Company had less room for commission negotiation on a few specific agency deals.

Operating Expenses

Operating expenses for the three months ended June 30, 2023, were $707,529, compared to $1,040,549 for the three months ended June 30, 2022. The variances were as follows: (i) a decrease in professional and consultant fees of $329,037; (ii) a decrease in sales and marketing expenses of $521; (iii) a decrease of production expense of $13,938; (iv) an increase of payroll of $77,199; (v) a decrease in other selling, general, and administrative expense of $65,903. The overall decrease in total operating expenses resulted from a decrease in the stock compensation to consultants and decrease in selling, general, and administrative and advertising expenses to the Company.

Non-cash operating expenses for the three months ended June 30, 2023 were $112,493 including depreciation and amortization of $37,493 and stock compensation of $75,000. Non-cash operating expenses for the three months ended June 30, 2022 were $302,423, including (i) depreciation and amortization of $8,514; (ii) stock-based compensation of $293,910. All these non-cash operating expenses were already included in the operating expenses in the paragraph disclosed above.

Operating expenses for the six months ended June 30, 2023, were $1,411,156, compared to $2,401,038 for the six months ended June 30, 2022. The variances were as follows: (i) a decrease in professional and consultant fees of $684,410; (ii) a decrease in sales and marketing expenses of $31,236; (iii) a decrease of production expense of $68,954; (iv) a decrease of payroll of $206,493; (v) an increase in other selling, general, and administrative expense of $9,427. The overall decrease in total operating expenses resulted from a decrease in the stock compensation to consultants and salaries and wages and increase in advertising expenses to the Company.

Non-cash operating expenses for the six months ended June 30, 2023 were $226,564 including depreciation and amortization of $76,564 and stock compensation of $150,000. Non-cash operating expenses for the six months ended June 30, 2022 were $545,962, including (i) depreciation and amortization of $40,304; (ii) stock-based compensation of $505,658. All these non-cash operating expenses were already included in the operating expenses in the paragraph disclosed above.

Other (Income) Expenses

Other (income) expenses for the three months ended June 30, 2023, were $(33,895), as compared to $4,433,134 for the three months ended June 30, 2022. Other (income) expenses for the three months ended June 30, 2023, included (i) change in fair value derivative liability of $(245,343); (ii) interest expense of $200,026 (iii) non cash amortization of debt discounts of $13,153. Other expenses for the three months ended June 30, 2022 included (i) change in fair value derivative liability of $2,786,066; (ii) interest expense of $202,420; (iii) non cash amortization of debt discounts of $641,618; and (iv) loss in extinguishment of debt of $1,190,809; and (v) non cash excess derivatives of $425,601 and offset by $813,380 gain in debt settlement from reduction of principal balance by a convertible debt holder.

Other (income) expenses for the six months ended June 30, 2023, were $1,634,117, as compared to $6,713,127 for the six months ended June 30, 2022. Other (income) expenses for the six months ended June 30, 2023, included (i) change in fair value derivative liability of $1,137,479; (ii) interest expense of $371,762 (iii) non cash amortization of debt discounts of $140,144. Other expenses for the six months ended June 30, 2022 included (i) change in fair value derivative liability of $2,708,450; (ii) interest expense of $965,075; (iii) non cash amortization of debt discounts of $1,991,246; and (iv) loss in extinguishment of debt of $1,190,809; and (v) non cash excess derivatives of $670,927 and offset by $813,380 gain in debt settlement from reduction of principal balance by a convertible debt holder.

Net Loss

Net loss for the three months ended June 30, 2023 was $371,924, compared to $4,926,111 for the three months ended June 30, 2022.

Net loss for the six months ended June 30, 2023 was $2,594,241, compared to $8,424,264 for the six months ended June 30, 2022.

Liquidity and Capital Resources

Operating Activities

Net cash used in operating activities for the six months ended June 30, 2023, was $(256,865). This amount was primarily related to a net loss of $(2,594,239), offset by (i) a net working capital increase of $846,485; (ii) non-cash expenses of $1,490,889 including (a) depreciation and amortization of $76,564; (b) stock-based compensation of $150,000; (c) change in fair value of derivative liability of $1,137,479; and (d) interest expense – amortization of debt discount of $142,114.

Investment Activities

Net cash used in investing activities for the six months ended June 30, 2023, was $62,825 compared to $203,182 for the six months ended June 30, 2022.

Financing Activities

Net cash provided by financing activities for the six months ended June 30, 2023, was $396,395. The amount was related to borrowings from related party of $1,060,000 and offset by repayment to related party and convertible notes payable of $396,667 and $266,938, respectively. Net cash provided by financing activities for the six months ended June 30, 2022 was $1,134,345.

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

Convertible Promissory Notes

The Company did not enter into convertible promissory notes during the period ending June 30, 2023. All outstanding convertible notes at June 30, 2023 are discussed at the related footnote, see footnote #8 in the notes to the unaudited consolidated financial statements.

SHARES TO BE ISSUED - LIABILITY

As of June 30, 2023, and 2022, the Company entered into various consulting agreements with consultants, directors, and convertible debt. The Company recorded these consultant and director shares under liability based on the shares will be issued at a fixed monetary amount known at inception under ASC 480.

Off-Balance Sheet Arrangements

As of June 30, 2023, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K promulgated under the Securities Act reasonably likely to have a material effect on our financial condition.

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

Based on the Company’s evaluations, revenue from Managed Services is reported on a gross basis because the Company has the primary obligation to fulfill the performance obligations and it creates, reviews and controls the services. The Company takes on the risk of payment to any third-party creators and it establishes the contract price directly with its customers based on the services requested in the statement of work. The contract liabilities as of June 30, 2023, and December 31, 2022 was $0 and $27,500, respectively.

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

Software Development Costs

We apply ASC 350-40, Intangibles—Goodwill and Other—Internal Use Software, in review of certain system projects. These system projects generally relate to software we do not intend to sell or otherwise market. In addition, we apply this guidance to our review of development projects related to software used exclusively for our SaaS subscription offerings. In these reviews, all costs incurred during the preliminary project stages are expensed as incurred. Once the projects have been committed to and it is probable that the projects will meet functional requirements, costs are capitalized. These capitalized software costs are amortized on a project-by-project basis over the expected economic life of the underlying product on a straight-line basis, which is five years. Amortization commences when the software is available for its intended use. Amounts capitalized related to development of internal use software are included in property and equipment, net, on our Consolidated Balance sheets and related depreciation is recorded as a component of amortization of intangible assets and depreciation in our consolidated statements of operations. During the six months ended June 30, 2023, and 2022, we capitalized approximately $62,825 and $198,182, respectively, related to internal use software and recorded $31,502 and $23,000 in related amortization expense, respectively. Unamortized costs of capitalized internal use software totaled $778,374 and $777,192 as of June 30, 2023 and December 31, 2022, respectively.

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

For other intangible assets that are not deemed indefinite-lived, cost is generally amortized on a straight-line basis over the asset’s estimated economic life, except for individually significant customer-related intangible assets that are amortized in relation to total related sales. Amortizable intangible assets are reviewed for impairment whenever events or changes in circumstances indicate that the related carrying amounts may not be recoverable. In these circumstances, they are tested for impairment based on undiscounted cash flows and, if impaired, written down to estimated fair value based on either discounted cash flows or appraised values. The Company impaired $0 and $0 of goodwill for the six months ended June 30, 2023 and 2022, respectively.

Impairment of Long-Lived Assets

Long-lived assets, which include property, plant and equipment and intangible assets, are reviewed for impairment whenever events or changes in circumstances indicate the carrying amount of an asset may not be recoverable.

Recoverability of long-lived assets to be held and used is measured by comparing the carrying amount of an asset to the estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated undiscounted future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the assets. Fair value is generally determined using the asset’s expected future discounted cash flows or market value, if readily determinable. Based on its review, the Company believes that, as of June 30, 2023 and 2022, there was no impairment loss of its long-lived assets.

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

The Company used Level 3 inputs for its valuation methodology for the derivative liabilities for conversion feature of the convertible notes in determining the fair value the weighted-average Binomial option pricing model following assumption inputs. The fair value of derivative liability as of June 30, 2023 and December 31, 2022 was $1,734,228 and $799,988, respectively.

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

New Accounting Pronouncements

In June 2016, the FASB issued ASU 2016-13, Measurement of Credit Losses on Financial Instruments (Topic 326): Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”). ASU 2016-13 requires companies to measure credit losses utilizing a methodology that reflects expected credit losses and requires a consideration of a broader range of reasonable and supportable information to inform credit loss estimates. ASU 2016-13 is effective for fiscal years beginning after December 15, 2022, including those interim periods within those fiscal years. The Company is currently considering the material impact of adopting this guidance on its consolidated financial statements.

In August 2020, the FASB issued ASU 2020-06, Debt-Debt with Conversion and Other Options (Topic 470) and Derivatives and Hedging-Contracts in Entity’s Own Equity (Topic 815): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity (“ASU 2020-06”). ASU 2020-06 requires companies to measure conversion of debt into equity that contain derivatives with difference as a gain or loss. ASU 2020-06 is effective for fiscal years beginning after December 15, 2023, including those interim periods within those fiscal years. The Company is currently considering the material impact of adopting this guidance on its consolidated financial statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Not applicable.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Disclosure controls are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Exchange Act, such as this quarterly report, is recorded, processed, summarized, and reported within the time period specified in the SEC’s rules and forms. Disclosure controls and procedures are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including the principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. Our management, with the participation of our principal executive officer and principal financial officer (our “Certifying Officers”), evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2023, pursuant to Rule 13a-15(b) under the Exchange Act. Based upon that evaluation, our Certifying Officers concluded that, as of June 30, 2023, our disclosure controls and procedures were not effective.

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

For the three months ended June 30, 2023, the Company issued 1,809,564,776 shares to settle a conversion of $20,770 of convertible promissory note principal and accrued interest and a reclass of derivative liability of $13,512.

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

CLUBHOUSE MEDIA GROUP, INC.

Date: August 8, 2023	By:	/s/ Amir Ben-Yohanan
	Name:	Amir Ben-Yohanan
	Title:	Chief Executive Officer
(principal executive officer)

Date: August 8, 2023	By:	/s/ Scott Hoey
	Name:	Scott Hoey
	Title:	Chief Financial Officer
(principal financial officer and principal accounting officer)

