Form 10-Q
period 2023-09-30
Clubhouse Media Group, Inc.
filed 2023-11-08
CIK 1389518

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2023

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

As of November 7, 2023, there were 15,111,256,929 shares of common stock, par value $0.000001 per share, of the registrant issued and outstanding.

FORM 10-Q

CLUBHOUSE MEDIA GROUP, INC.

PART I. FINANCIAL STATEMENTS

Clubhouse Media Group, Inc.

Consolidated Balance Sheets

	(Unaudited)	(Audited)
	As of	As of
	September 30, 2023	December 31, 2022
Assets
Current assets:
Cash and cash equivalents	$25,086	$57,713
Accounts receivable, net	621,633	367,364
Prepaid expense	4,000	4,000
Total current assets	650,719	429,077

Property and equipment, net	19,315	37,485
Intangibles	746,872	777,192
Total assets	$1,416,906	$1,243,754

Liabilities and stockholders’ equity (deficit)
Current liabilities:
Accounts payable and accrued liabilities	$2,447,158	$2,565,806
Deferred revenue	–	27,500
Convertible notes payable, net	4,182,778	4,504,103
Shares to be issued	798,333	573,333
Notes payable - related party	77,093	451,260
Derivative liability	1,750,275	799,988
Total current liabilities	9,255,638	8,921,990

Convertible notes payable, net - related party	–	–
Total liabilities	9,255,638	8,921,990

Commitments and contingencies	–	–

Stockholders’ equity (deficit):
Preferred stock, par value $0.001, authorized 50,000,000 shares; 1 shares issued and outstanding at September 30, 2023 and December 31, 2022	–	–
Common stock, par value $0.000001, authorized 25,000,000,000 shares; 14,627,446,939 and 6,830,378,163 shares issued and outstanding at September 30, 2023 and December 31, 2022, respectively	14,629	6,831
Additional paid-in capital	27,287,328	24,744,738
Accumulated deficit	(35,468,000)	(32,814,971)
Total Clubhouse Media stockholders’ equity (deficit)	(8,166,043)	(8,063,402)
Non-controlling interest	327,311	385,166
Total stockholders’ deficit	(7,838,732)	(7,678,236)
Total liabilities and stockholders’ equity (deficit)	$1,416,906	$1,243,754

See Accompanying Notes to Consolidated Financial Statements.

Clubhouse Media Group, Inc.

Consolidated Statements of Operations

(Unaudited)

	For the Three Months Ended September 30, 2023	For the Three Months Ended September 30, 2022	For the Nine Months Ended September 30, 2023	For the Nine Months Ended September 30, 2022

Total revenue, net	$1,162,631	$2,159,135	$3,306,502	$4,873,544
Cost of sales	537,952	1,354,670	2,230,791	3,379,178
Gross profit	624,679	804,465	1,075,711	1,494,366

Operating expenses:
Advertising expenses	8,644	10,126	32,818	65,536
Selling, general, and administrative	126,257	154,504	417,661	436,481
Salaries & wages	129,833	160,435	590,963	828,058
Professional and consultant fees	271,126	733,643	905,574	2,052,500
Production expenses	–	–	–	68,954
Rent expense	–	–	–	8,217
Total operating expenses	535,860	1,058,708	1,947,016	3,459,746

Operating Income (Loss)	88,819	(254,243)	(871,305)	(1,965,380)

Other (income) expenses:
Interest expense, net	189,415	262,432	561,177	1,227,507
Amortization of debt discounts, net	–	294,571	140,144	2,285,817
Interest expense - excess derivatives	–	87,338	–	758,265
Loss in extinguishment of debt	–	-	–	1,190,809
Other (income) expense, net	–	1	(15,268)	(813,379)
Change in fair value of derivative liability	16,047	(1,734,004)	1,153,526	974,446
Total other (income) expenses	205,462	(1,089,662)	1,839,579	5,623,465

Income (Loss) before income taxes	(116,643)	835,419	(2,710,884)	(7,588,845)

Income tax (benefit) expense	–	-	-	-

Net income (loss) attributable:
Non-controlling interest	98,422	43,501	(57,855)	43,501
Net Income (Loss)	$(215,065)	$791,918	$(2,653,029)	$(7,632,346)

Basic weighted average shares outstanding	12,061,375,510	949,123,457	9,433,686,438	410,473,470
Diluted weighted average shares outstanding	21,043,473,360	5,264,737,258	9,433,686,438	410,473,470

Basic - net loss per share	$(0.00)	$0.00	$(0.00)	$(0.02)
Diluted - net loss per share	$(0.00)	$0.00	$(0.00)	$(0.02)

See Accompanying Notes to Consolidated Financial Statements.

Clubhouse Media Group, Inc.

Consolidated Statements of Stockholders’ Equity (Deficit)

(Unaudited)

	Preferred Stock 50,000,000 shares authorized		Common Stock 25,000,000,000 shares authorized				Total Clubhouse
	Shares Issued	Par Value $0.001 per share	Shares Issued	Par Value $0.000001 per share	Additional Paid in Capital	Accumulated Deficit	Media Stockholders’ Equity (Deficit)	Non-controlling Interest	Total Stockholders’ Equity (Deficit)

Balance, December 31, 2022	1	$-	6,830,378,163	$6,831	$24,744,738	$(32,814,971)	$(8,063,402)	$385,166	$(7,678,236)

Shares issued for debt conversions	-	-	1,431,944,776	1,432	372,174	-	373,606	-	373,606
Net Income (Loss)	-	-	-	-	-	(2,078,200)	(2,078,200)	(144,119)	(2,222,319)
Balance, March 31, 2023	1	$-	8,262,322,939	$8,263	$25,116,912	$(34,893,171)	$(9,767,996)	$241,047	(9,526,949)

Shares issued for debt conversions	-	-	377,624,000	378	33,904	-	34,282	-	34,282
Net Income (Loss)	-	-	-	-	-	(359,764)	(359,764)	(12,158)	(371,922)
Balance, June 30, 2023	1	$-	8,639,946,939	$8,641	$25,150,816	$(35,252,935)	$(10,093,478)	$228,889	$(9,864,589)

Shares issued for debt exchange	-	-	5,987,500,000	5,988	1,191,513	-	1,197,501	-	1,197,501
Forgivness of accrued management wages	-	-	-	-	945,000	-	945,000	-	945,000
Net Income (Loss)	-	-	-	-	-	(215,065)	(215,065)	98,422	(116,643)
Balance, September 30, 2023	1	$-	14,627,446,939	$14,629	$27,127,328	$(35,468,000)	$(8,326,043)	$327,311	$(7,838,732)

Summary Year to Date Activity:
Balance, Beginning of Year	1	$-	6,830,378,163	$6,831	$24,744,738	$(32,814,971)	$(8,063,402)	$385,166	(7,678,236)
Shares issued for debt conversions	-	-	1,809,568,776	1,810	406,078	-	407,887	-	407,887
Shares issued for debt exchange	-	-	5,987,500,000	5,988	1,191,513	-	1,197,501	-	1,197,501
Forgivness of accrued management wages	-	-	-	-	945,000	-	945,000	-	945,000
Net Income (Loss)	-	-	-	-	-	(2,653,029)	(2,653,029)	(57,855)	(2,710,884)
Balance, September 30, 2023	1	-	14,627,446,939	$14,629	$27,127,328	$(35,468,000)	$(8,326,043)	$327,311	$(7,838,732)

See Accompanying Notes to Consolidated Financial Statements.

Clubhouse Media Group, Inc.

Consolidated Statements of Cash Flow

(Unaudited)

	For the Nine Months Ended	For the Nine Months Ended
	September 30, 2023	September 30, 2022
Cash flows from operating activities:
Net (loss) income	$(2,710,884)		$(7,588,845)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	111,315		68,255
Imputed interest	–		4,185
Interest expense - amortization of debt discounts	140,144		2,285,817
Additional non-cash interest expense due to debt restructuring	–		620,160
Stock compensation expense	225,000		460,037
Loss in extinguishment of debt - related party	–		–
Change in fair value of derivative liability	1,153,526		974,446
Gain or loss in debt settlement	(15,268)		(813,378)
Loss in extinguishment of debt	–		1,190,809
Accretion expense - excess derivative liability	–		758,265
Net changes in operating assets & liabilities:
Accounts receivable	(254,269)		(545,354)
Prepaid expense, deposits and other current assets	–		445,954
Accounts payable, accrued liabilities, due to affiliates, and other long-term liabilities	824,240		296,583
Net cash used in operating activities	(526,196)		(1,843,066)

Cash flows from investing activities:
Purchases of property, plant, and equipment	–		(5,000)
Purchases of intangible assets	(62,825)		(293,877)
Cash received from acquisition of Magiclytics	–		–
Net cash used in investing activities	(62,825)		(298,877)

Cash flows from financing activities:
Shares issued for cash	-		596,258
Borrowing from related party note payable	1,220,000		525,050
Repayment to related party convertible note payable	(396,668)		(105,822)
Borrowings from convertible notes payable	-		888,062
Repayment to convertible notes payable	(266,938)		(18,119)
Net cash provided by financing activities	556,394		1,885,429

Net increase in cash and cash equivalents	(32,627)		(256,514)
Cash and cash equivalents at beginning of period	57,713		299,520
Cash and cash equivalents at end of period	$25,086		$43,006

Supplemental disclosure of cash flow information
Cash paid during the period for:
Interest	$-		$-
Income taxes	$-		$-

Supplemental disclosure of non-cash investing and financing Activities:
Forgiveness of accrued management wages	$945,000	$
Shares issued for conversion from convertible note payable	$204,648		$2,945,019
Shares issued for debt exchange	$1,197,501	$
Shares issued to settle accounts payable	$-		$-
Reclass of derivative liability to additional paid in capital	$203,239		$2,134,128

See Accompanying Notes to Consolidated Financial Statements.

Clubhouse Media Group, Inc.

Notes to the Consolidated Financial Statements

September 30, 2023 and 2022

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

Advertising

Advertising costs are expensed when incurred and are included in selling, general, and administrative expense in the accompanying consolidated statements of operations. We incurred advertising expenses of $32,818 and $65,536 for the nine months ended September 30, 2023, and 2022, respectively.

Accounts Receivable

The Company’s accounts receivable arises from providing services. The Company does not adjust its receivables for the effects of a significant financing component at contract inception if it expects to collect the receivables in one year or less from the time of sale. The Company does not expect to collect receivables greater than one year from the time of sale.

The Company’s policy is to maintain an allowance for potential credit losses on accounts receivable. Management reviews the composition of accounts receivable and analyzes historical bad debts, customer concentrations, customer credit worthiness, current economic trends and changes in customer payment patterns to evaluate the adequacy of these reserves. Amounts determined to be uncollectible are charged or written-off against the reserve. As of September 30, 2023, and December 31, 2022, there were $0 for bad debt allowance for accounts receivable.

Property and equipment, net

Plant and equipment are stated at cost less accumulated depreciation and impairment. Depreciation of property, plant and equipment and are calculated on the straight-line method over their estimated useful lives or lease terms generally as follows:

Classification	Useful Life
Equipment	3 years

Lease

On January 2, 2020, the Company adopted ASC Topic 842, Leases, or ASC 842, using the modified retrospective transition method with a cumulative effect adjustment to be accumulated deficit as of January 1, 2019, and accordingly, modified its policy on accounting for leases as stated below. As described under “Recently Adopted Accounting Pronouncements,” below, the primary impact of adopting ASC 842 for the Company was the recognition in the consolidated balance sheet of certain lease-related assets and liabilities for operating leases with terms longer than 12 months. The Company elected to use the short-term exception and does not record assets/liabilities for short term leases as of September 30, 2023, and December 31, 2022.

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

Based on the Company’s evaluations, revenue from Managed Services is reported on a gross basis because the Company has the primary obligation to fulfill the performance obligations and it creates, reviews and controls the services. The Company takes on the risk of payment to any third-party creators and it establishes the contract price directly with its customers based on the services requested in the statement of work. The deferred revenue as of September 30, 2023, and December 31, 2022, were $0 and $27,500, respectively.

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

Software Development Costs

We apply ASC 350-40, Intangibles—Goodwill and Other—Internal Use Software, in review of certain system projects. These system projects generally relate to software we do not intend to sell or otherwise market. In addition, we apply this guidance to our review of development projects related to software used exclusively for our SaaS subscription offerings. In these reviews, all costs incurred during the preliminary project stages are expensed as incurred. Once the projects have been committed to and it is probable that the projects will meet functional requirements, costs are capitalized. These capitalized software costs are amortized on a project-by-project basis over the expected economic life of the underlying product on a straight-line basis, which is five years. Amortization commences when the software is available for its intended use. Amounts capitalized related to development of internal use software are included in property and equipment, net, on our Consolidated Balance sheets and related depreciation is recorded as a component of amortization of intangible assets and depreciation in our consolidated statements of operations. For the nine months ended September 30, 2023, and 2022, we capitalized $62,825 and $291,818, respectively, related to internal use software and recorded $93,145 and $42,020 in related amortization expense, respectively. Unamortized costs of capitalized internal use software totaled $746,872 and $777,192 as of September 30, 2023, and December 31, 2022, respectively.

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

For other intangible assets that are not deemed indefinite-lived, cost is generally amortized on a straight-line basis over the asset’s estimated economic life, except for individually significant customer-related intangible assets that are amortized in relation to total related sales. Amortizable intangible assets are reviewed for impairment whenever events or changes in circumstances indicate that the related carrying amounts may not be recoverable. In these circumstances, they are tested for impairment based on undiscounted cash flows and, if impaired, written down to estimated fair value based on either discounted cash flows or appraised values. The Company impaired $0 and $0 of goodwill for the nine months ended September 30, 2023 and 2022, respectively.

Impairment of Long-Lived Assets

Long-lived assets, which include property, plant and equipment and intangible assets, are reviewed for impairment whenever events or changes in circumstances indicate the carrying amount of an asset may not be recoverable.

Recoverability of long-lived assets to be held and used is measured by comparing the carrying amount of an asset to the estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated undiscounted future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the assets. Fair value is generally determined using the asset’s expected future discounted cash flows or market value, if readily determinable. Based on its review, the Company believes that, as of and for the nine months ended September 30, 2023, and 2022, there were no impairment loss of its long-lived assets.

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

Basic Income (Loss) Per Share

Under the provisions of ASC 260, “Earnings per Share,” basic loss per common share is computed by dividing net loss available to common shareholders by the weighted average number of shares of common stock outstanding for the periods presented. Diluted net loss per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that would then share in the income of the Company, subject to anti-dilution limitations. Potential common shares consist of the convertible promissory notes payable as of September 30, 2023, and December 31, 2022. As of September 30, 2023, and December 31, 2022, there were 8,981,932,773 and 7,921,962,277 potential shares issuable upon conversion of convertible notes payable.

The table below presents the computation of basic and diluted earnings per share for the three months ended September 30, 2023 and 2022:

	For the three months ended September 30, 2023	For the three months ended September 30, 2022
Numerator:
Net income	$(116,643)	$835,419
Denominator:
Weighted average common shares outstanding—basic	12,061,375,510	949,123,457
Dilutive common stock equivalents	-	-
Weighted average common shares outstanding—diluted	21,043,473,360	5,264,737,258
Net loss per share:
Basic	$(0.00)	$(0.00)
Diluted	$(0.00)	$ (0.0 0)

The table below presents the computation of basic and diluted earnings per share for the nine months ended September 30, 2023 and 2022:

	For the nine months ended September 30, 2023	For the nine months ended September 30, 2022
Numerator:
Net loss	$(2,710,884)	$(7,588,845)
Denominator:
Weighted average common shares outstanding—basic	9,433,686,438	410,473,470
Dilutive common stock equivalents	-	-
Weighted average common shares outstanding—diluted	9,433,686,438	410,473,470
Net loss per share:
Basic	$(0.00)	$(0.02)
Diluted	$(0.00)	$(0.02)

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

Fair Value Measurements

The Company applies the provisions of ASC 820-10, Fair Value Measurements and Disclosures. ASC 820-10 defines fair value and establishes a three-level valuation hierarchy for disclosures of fair value measurement that enhances disclosure requirements for fair value measures. The three levels of valuation hierarchy are defined as follows:

☐	Level 1 inputs to the valuation methodology are quoted prices for identical assets or liabilities in active markets.
☐	Level 2 inputs to the valuation methodology include quoted prices for similar assets and liabilities in active markets, and inputs that are observable for the asset or liability, either directly or indirectly, for substantially the full term of the financial instrument.
☐	Level 3 inputs to the valuation methodology are unobservable and significant to the fair value measurement.

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

The following table presents the Company’s assets and liabilities required to be reflected within the fair value hierarchy as of September 30, 2023, and December 31, 2022.

Description	Fair Value As of September 30, 2023	Fair Value Measurements at September 30, 2023 Using Fair Value Hierarchy
		Level 1	Level 2	Level 3
Derivative liability	$1,750,275	$-	$-	$1,750,275

Total	$1,750,275	$-	$-	$1,750,275

Description	Fair Value As of December 31, 2022	Fair Value Measurements at December 31, 2022 Using Fair Value Hierarchy
		Level 1	Level 2	Level 3
Derivative liability	$799,988	$-	$-	$799,988

Total	$799,988	$-	$-	$799,988

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

As reflected in the accompanying financial statements, the Company had a net loss of $(2,710,884) for the nine months ended September 30, 2023, negative working capital of $(8,604,919) as of September 30, 2023, and stockholder’s deficit of $(7,838,732). These factors among others raise substantial doubt about the Company’s ability to continue as a going concern.

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

Purchase Price Allocation

The following is an allocation of purchase price as of the February 3, 2021, acquisition closing date based upon an estimate of the carrying value of the assets acquired and the liabilities assumed by the Company in the acquisition (in thousands):

Description	Amount
Purchase price allocation:
Cash	$76
Intangibles	77,889
Related party payable	(97,761)
AP and accrued liabilities	(40,901)
Identifiable net assets acquired	(60,697)
Total purchase price	$(60,697)

NOTE 5 – PROPERTY AND EQUIPMENT

Fixed assets, net consisted of the following:

	September 30, 2023	December 31, 2022	Estimated Useful Life

Equipment	$118,638	$118,638	3 years
Less: accumulated depreciation and amortization	(99,323)	(81,153)
Property, plant, and equipment, net,	$19,315	$37,485

Depreciation expense were $5,991 and $8,930 for the three months ended September 30, 2023 and 2022, respectively.

Depreciation expense were $18,170 and $26,236 for the nine months ended September 30, 2023 and 2022, respectively.

NOTE 6 – INTANGIBLES

As of September 30, 2023, and December 31, 2022, the Company had intangible assets of $746,872 and $777,192 from and after the acquisition of Magiclytics in February 2021. It is a platform that is internally developed for revenue prediction from influencer collaboration and our digital platform Honeydrip.com.

The following table sets forth the Company’s finite-lived intangible assets resulting from business acquisitions and other purchases, which continue to be amortized:

	Weighted Average Useful	September 30, 2023			December 31, 2022
	Life (in Years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Value	Accumulated Amortization	Net Carrying Amount
Developed technology - Magiclytics	5	$629,808	$169,762	$491,548	$566,983	$76,617	$490,366
Developed technology - Magiclytics	-	286,826	-	286,826	286,826	-	286,826
		$916,634	$169,762	$746,872	$853,809	$76,617	$777,192

Amortization expenses were $31,502 and $19,020 for the three months ended September 30, 2023 and 2022, respectively. Amortization expenses were $93,145 and $42,020 for the nine months ended September 30, 2023 and 2022, respectively.

NOTE 7 – ACCOUNTS PAYABLE AND ACCRUED LIABILITES

Accrued liabilities at September 30, 2023 and December 31, 2022 consist of the following:

	September 30, 2023	December 31, 2022
Accounts payable	$613,448	$220,569
Accrued payroll	270,000	1,015,000
Accrued interest	1,442,188	903,935
Other	121,522	426,302
	$2,447,158	$2,565,806

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

GS Capital converted $421,063 of the principal amount and $4,690 accrued interest to 378,633,891 common shares in the quarter ended September 30, 2022. It further converted $65,000 of principal to 481,221,646 common Shares in the first quarter of 2023. The balance of the GS Capital #2 Note as of September 30, 2023, was $20,000. The Company is currently in default of the New GS Note #2.

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

The balance of the GS Capital #3 Note as of September 30, 2023 and December 31, 2022 was $577,778 and $577,778, respectively. The Company is currently in default of the GS Capital #3 Note.

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

The balance of the GS Capital Note #4 as of September 30, 2023, and December 31, 2022 was $550,000 and $550,000, respectively. The Company is currently in default of the GS Capital #4 Note.

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

The balance of the GS Capital Note #5 as of September 30, 2023 and December 31, 2022 was $550,000 and $550,000, respectively.

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

The balance of the GS Capital Note #6 as of September 30, 2023, and December 31, 2022 was $550,000 and $550,000, respectively. The Company is currently in default of the GS Capital #6 Note.

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

The balance of the Eagle Equities Note as of September 30, 2023, and December 31, 2022, was $1,100,000 and $1,100,000, respectively. The Company is currently in default of the Eagle Equities Note.

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

The balance of the Chris Etherington Note as of September 30, 2023 and December 31, 2022 was $165,000 and $165,000, respectively. The Company is currently in default of the Chris Etherington Note.

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

The balance of the Riu Wu Note as of September 30, 2023, and 2022 was $550,000 and $550,000, respectively. The Company is currently in default of the Rui Wu Note.

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

The balance of the Fast Capital note as of September 30, 2023, and December 31, 2022 was $120,000 and $120,000 respectively. The Company is currently in default of the Fast Capital Note.

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

The balance of the ONE44 Capital note as of September 30, 2023 and December 31, 2022 was $0 and $135,000 respectively.

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

The balance of the ONE44 Capital note as of September 30, 2023, and December 31, 2022 was $0 and $135,000, respectively.

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

The balance of the Diagonal note as of September 30, 2023 and December 31, 2022 was $0 and $86,625, respectively.

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

The balance of the Diagonal note as of September 30, 2023, and December 31, 2022, was $0 and $0, respectively.

Below is the summary of the principal balance and debt discounts as of September 30, 2023.

Convertible Promissory Note Holder	Start Date	End Date	Initial Note Principal Balance	Current Note Principal Balance	Debt Discounts As of Issuance	Amortization	Debt Discounts As of September 30, 2023
GS Capital #2	2/16/2022	2/16/2022	577,778	-	577,778	(577,778)	-
GS Capital #2 - replacement	6/29/2022	8/16/2022	635,563	20,000	-	-	-
GS Capital #3	3/16/2022	3/16/2022	577,778	577,778	577,778	(577 778)	-
GS Capital #4	4/1/2022	4/1/2022	550,000	550,000	550,000	(550,000)	-
Eagle Equities LLC	4/13/2022	4/13/2022	1,100,000	1,100,000	1,100,000	(1,100,000)	-
GS Capital #5	4/29/2022	4/29/2022	550,000	550,000	550,000	(550,000)	-
GS Capital #6	6/3/2022	6/3/2022	550,000	550,000	550,000	(550,000)	-
Chris Etherington	8/26/2022	8/26/2022	165,000	165,000	165,000	(165,000)	-
Rui Wu	8/26/2022	8/26/2022	550,000	550,000	550,000	(550,000)	-
Sixth Street Lending #1	11/28/2022	11/28/2022	224,000	-	173,894	(173,894)	-
Sixth Street Lending #2	12/9/2022	12/9/2022	93,500	-	79,118	(79,118)	-
Fast Capital LLC	1/10/2022	1/10/2023	120,000	120,000	120,000	(120,000)	-
Sixth Street Lending #3	1/12/2022	1/12/2023	70,125	-	50,748	(50,748)	-
One 44 Capital	2/16/2022	2/16/2023	175,500	-	148,306	(135,000)	-
Coventry Enterprise	3/3/2022	3/3/2023	150,000	-	150,000	(150,000)	-
One 44 Capital #2	5/20/2022	5/20/2023	115,000	-	115,000	(115,000)	-

1800 Diagonal Lending LLC	6/23/2022	6/23/2023	86,625	-	86,625	(86,625)	-
1800 Diagonal Lending LLC	7/8/2022	7/8/2023	61,813	-	61,813	(61,813)	-
Total						Total	$0
						Remaining note principal balance	4,182,778
						Total convertible promissory notes, net	$4,182,778

Future payments of principal of convertible notes payable at September 30, 2023 are as follows:

Years ending December 31,
2023	$(4,182,778)
2024	–
2025	-
Thereafter	–
Total	$(4,182,778)

Interest expense recorded related to the convertible notes payable for the nine months ended September 30, 2023 and 2022 were $561,177 and $1,227,507, respectively.

The Company amortized $140,144 and $2,285,817 of the discount on the convertible notes payable to interest expense for the nine months ended September 30, 2023, and 2022, respectively.

NOTE 9 – SHARES ISSUED - LIABILITY

As of September 30, 2023 and December 31, 2022, the Company entered into various consulting agreements with consultants, directors, and convertible debt. The balances of shares to be issued – liability were $798,333 and $573,333, respectively. The Company recorded these consultant and director shares under liability based on the shares will be issued at a fixed monetary amount known at inception under ASC 480.

Shares to be issued - liability is summarized as below:

Beginning Balance, January 1, 2022	$1,047,885
Shares to be issued	672,819
Shares issued	(1,147,371)
Ending Balance, December 31, 2022	$573,333

Shares to be issued - liability is summarized as below:

Beginning Balance, January 1, 2023	$573,333
Shares to be issued	225,000
Shares issued	-
Ending Balance, September 30, 2023	$798,333

NOTE 10 – DERIVATIVE LIABILITY

The derivative liability is derived from the conversion features in note 8 signed for the period ended December 31, 2022. All were valued using the weighted-average Binomial option pricing model using the assumptions detailed below. As of September 30, 2023, and December 31, 2022, the derivative liability was $1,750,275 and $799,988, respectively. The Company recorded $16,047 gain and $1,734,004 gain from changes in derivative liability during the three months ended September 30, 2023 and 2022, respectively. The Company recorded $1,153,526 loss and $974,446 loss from changes in derivative liability during the nine months ended September 30, 2023 and 2022, respectively.

The Binomial model with the following assumption inputs:

December 31, 2022
Annual Dividend Yield	—
Expected Life (Years)	0.1 – 0.7 years
Risk-Free Interest Rate	1.282% - 2.98%
Expected Volatility	149-612%

Fair value of the derivative is summarized as below:

Beginning Balance, December 31, 2021	$513,959
Additions	2,451,945
Mark to Market	166,309
Cancellation of Derivative Liabilities Due to Conversions	-
Reclassification to APIC Due to Conversions	(2,332,225)
Ending Balance, December 31, 2022	$799,988

September 30, 2023
Annual Dividend Yield	—
Expected Life (Years)	0.1 – 0.7 years
Risk-Free Interest Rate	5.47% - 5.53%
Expected Volatility	563-603%

Fair value of the derivative is summarized as below:

Beginning Balance, December 31, 2022	$799,988
Additions	-
Mark to Market	963,799
Cancellation of Derivative Liabilities Due to Conversions	-
Reclassification to APIC Due to Conversions	(13,512)
Ending Balance, September 30, 2023	$1,750,275

NOTE 11 – NOTE PAYABLE, RELATED PARTY

Note payable – Amir without interest

For the nine months ended September 30, 2023 and 2022, the Company borrowed $1,220,000 and $525,050, respectively, from Amir. The Company, also, made payments of $396,668 and settled of $1,197,501 with issuance in common stock shares towards the note payable as of September 30, 2023. The note is due on demand and has no interest.

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

As of September 30, 2023, and December 31, 2022, the Company has a payable balance owed to the sellers of Magiclytics of $97,761 and $97,761 from the acquisition of Magiclytics on February 3, 2021.

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

During the three months ended September 30, 2023, Mr. Ben-Yohanan entered into an agreement with the Company to forgive all prior accrued and unpaid wages amounting to $785,000 as of June 30, 2023 and agreed to forego any wages until further notification to the Company. The forgiven accrued and unpaid wages was recorded as a charge to additional paid in capital.

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

The Company allocate the net income or loss of this joint venture to non-controlling interest based on the ownership of this joint venture. The non-controlling interest for the three months ended September 30, 2023 and 2022, was $98,422 and $43,501, respectively. The non-controlling interest for the nine months ended September 30, 2023 and 2022, was $(57,855) and $43,501, respectively.

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

One share of Series X Preferred Stock is outstanding as of December 31, 2022. The single share of Series X Preferred Stock outstanding is held by Amir Ben-Yohanan, the Company’s Chief Executive Officer, who also holds 10,564,764,688 shares of Common Stock as of September 30, 2023.

Preferred Stock

As of September 30, 2023 there was 1 preferred share issued and outstanding.

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

Common Stock

As of September 30, 2023, and December 31, 2022, the Company had 25,000,000,000 shares of common stock authorized with a par value of $0.000001. There were 14,627,446,939 and 6,830,378,163 shares issued and outstanding at September 30, 2023 and December 31, 2022, respectively.

For the three months ended March 31, 2023, the Company issued 1,431,944,776 shares to settle a conversion of $184,254 of convertible promissory note principal and accrued interest and a reclass of derivative liability of $189,352.

For the three months ended June 30, 2023, the Company issued 377,624,000 shares to settle a conversion of $20,770 of convertible promissory note principal and accrued interest and a reclass of derivative liability of $13,512.

For the three months ended September 30, 2023, the Company issued 5,987,500,000 shares for debt exchange in amount of $1,197,501 to Amir Ben-Yohanan non-interest loan to the Company.

Warrants

A summary of the Company’s stock warrants activity is as follows:

	Number of Options (in thousands)	Weighted- Average Exercise Price	Weighted- Average Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding at December 31, 2022	165,077	$2.05	4.6	-
Issued	-	-	-	-
Exercised	-	-	-	-
Canceled	-	-	-	-
Outstanding at September 30, 2023	165,077	$2.05	2.9	$-
Vested and expected to vest at September 30, 2023	165,077	$2.05	2.9	$-
Exercisable at September 30, 2023	165,077	$2.05	2.9	$-

No stock options were granted by the Company during the nine months ended September 30, 2023.

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

NOTE 15 – SUBSEQUENT EVENTS

During October 2023, the Company issued 368,883,716 shares of common stock for director shares held within shares to be issued.

On October 18, 2023, the Company and Amir Ben-Yohanan, entered into an Executive Employment Agreement Amendment and Forgiveness Agreement to the Executive Employment Agreement, dated April 11, 2021.

The Amendment serves as a waiver whereby the Company and Mr. Yohanan agree that the Company owes to Mr. Yohanan the sum of $885,000 for past due salary payable pursuant to the Employment Agreement, through September 30, 2023. Under the Amendment, all Past Due Amounts are forgiven by Mr. Yohanan, and shall no longer be due or payable by the Company.

Further, under the terms of the Amendment, Mr. Yohanan irrevocably waives any breach or default under the Employment Agreement occurring as a result of the failure of the Company to pay any of the Past Due Amounts when and as originally payable.

The Amendment further states that any and all claims, proceedings or causes of action relating to the Amendment or arising from the Amendment or the transactions contemplated therein, including, without limitation, tort claims, statutory claims and contract claims, shall be interpreted, construed, governed and enforced under and solely in accordance with the substantive and procedural laws of the State of Nevada, in each case as in effect from time to time and as the same may be amended from time to time, and as applied to agreements performed wholly within the State of Nevada.

Other than the above, the Employment Agreement shall remain in full force and effect subject to its terms.

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

Recent Developments

None

Results of Operations

For the Three and Nine Months Ended September 30, 2023 Compared to the Three and Nine Months Ended September 30, 2022

Net Revenue

Net revenue was $1,162,631 for the three months ended September 30, 2023, compared to net revenue of $2,159,135 for the three months ended September 30, 2022. The decrease of $996,504 was the result of decreased sales from Doyien fka WHP Entertainment and The Reiman Agency  .

Net revenue was $3,306,502 for the nine months ended September 30, 2023, compared to net revenue of $4,873,544 for the nine months ended September 30, 2022. The decrease of $1,567,042 was the result of decreased sales from Doyien fka WHP Entertainment and The Reiman   Agency

Cost of Goods Sold

Cost of goods sold was $537,952 for the three months ended September 30, 2023, compared to cost of goods sold of $1,354,670 for the three months ended September 30, 2022. The decrease of $816,718 was due to lower sales volume of Doyien fka WHP Entertainment and The Reiman Agency which in turn resulted in less commission due to brands and content creators.

Cost of goods sold was $2,230,791 for the nine months ended September 30, 2023, compared to cost of goods sold of $3,379,178 for the nine months ended September 30, 2022. The decrease of $1,148,387 was due to lower sales volume of The Reiman Agency which in turn resulted in less commission due to brands and content creators.

Gross Profit

Gross profit was $624,679 for the three months ended September 30, 2023, compared to gross profit of $804,465 for the three months ended September 30, 2022. The gross profit percentage was 53.73% for the three months ended September 30, 2023, compared to 37.26% for the three months ended September 30, 2022. The increase is because the Company negotiated better deals on the revenue brought by The Reiman Agency and less was due to brands and content creators

Gross profit was $1,075,711 for the nine months ended September 30, 2023, compared to gross profit of $1,494,366 for the nine months ended September 30, 2022. The gross profit percentage was 32.53% for the nine months ended September 30, 2023, compared to 30.66% for the nine months ended September 30, 2022. The increase is because the Company negotiated better deals on the revenue brought by The Reiman Agency  .

Operating Expenses

Operating expenses for the three months ended September 30, 2023, were $535,860, compared to $1,058,708 for the three months ended September 30, 2022. The variances were as follows: (i) a decrease in professional and consultant fees of $462,517; (ii) a decrease in sales and marketing expenses of $28,247; (iii) a decrease in other selling, general, and administrative expense of $30,602. The overall decrease in total operating expenses resulted from a decrease in the stock compensation to consultants, decrease in accrued wages to management, and decrease in selling, general, and administrative and advertising expenses to the Company.

Non-cash operating expenses for the three months ended September 30, 2023 were $109,751 including depreciation and amortization of $34,751 and stock compensation of $75,000. Non-cash operating expenses for the three months ended September 30, 2022 were $137,284, including (i) depreciation and amortization of $27,951; (ii) stock-based compensation of $109,333. All these non-cash operating expenses were already included in the operating expenses in the paragraph disclosed above.

Operating expenses for the nine months ended September 30, 2023, were $1,947,016, compared to $3,459,746 for the nine months ended September 30, 2022. The variances were as follows: (i) a decrease in professional and consultant fees of $1,146,926; (ii) a decrease in sales and marketing expenses of $32,718; (iii) a decrease of production expense of $68,954; (iv) a decrease of payroll of $237,095; (v) an increase in other selling, general, and administrative expense of $18,820. The overall decrease in total operating expenses resulted from a decrease in the stock compensation to consultants and salaries and wages and increase in advertising expenses to the Company.

Non-cash operating expenses for the nine months ended September 30, 2023 were $336,315 including depreciation and amortization of $111,315 and stock compensation of $225,000. Non-cash operating expenses for the nine months ended September 30, 2022 were $528,292, including (i) depreciation and amortization of $68,255; (ii) stock-based compensation of $460,037. All these non-cash operating expenses were already included in the operating expenses in the paragraph disclosed above.

Other (Income) Expenses

Other (income) expenses for the three months ended September 30, 2023, were $205,462, as compared to $(1,089,662) for the three months ended September 30, 2022. Other (income) expenses for the three months ended September 30, 2023, included (i) change in fair value derivative liability of $16,047; (ii) interest expense of $189,415. Other expenses for the three months ended September 30, 2022 included (i) change in fair value derivative liability of $(1,734,004); (ii) interest expense of $262,432; (iii) non cash amortization of debt discounts of $294,571; and (iv) non cash excess derivatives of $87,338.

Other (income) expenses for the nine months ended September 30, 2023, were $1,839,579, as compared to $5,623,465 for the nine months ended September 30, 2022. Other (income) expenses for the nine months ended September 30, 2023, included (i) change in fair value derivative liability of $1,153,526; (ii) interest expense of $561,177 (iii) non cash amortization of debt discounts of $140,144. Other expenses for the nine months ended September 30, 2022 included (i) change in fair value derivative liability of $974,446; (ii) interest expense of $1,227,507; (iii) non cash amortization of debt discounts of $2,285,817; and (iv) loss in extinguishment of debt of $1,190,809; and (v) non cash excess derivatives of $758,265 and offset by $813,380 gain in debt settlement from reduction of principal balance by a convertible debt holder.

Net Loss

Net loss for the three months ended September 30, 2023 was $116,643, compared to $(835,419) for the three months ended September 30, 2022.

Net loss for the nine months ended September 30, 2023 was $2,710,884, compared to $7,588,845 for the nine months ended September 30, 2022.

Liquidity and Capital Resources

Operating Activities

Net cash used in operating activities for the nine months ended September 30, 2023, was $(526,196). This amount was primarily related to a net loss of $(2,710,884), offset by (i) a net working capital increase of $569,971; (ii) non-cash expenses of $1,614,717 including (a) depreciation and amortization of $111,315; (b) stock-based compensation of $225,000; (c) change in fair value of derivative liability of $1,153,526; and (d) interest expense – amortization of debt discount of $140,114; and offset by gain in debt settlement of $15,268.

Net cash used in operating activities for the nine months ended September 30, 2022, was $1,843,066. This amount was primarily related to a net loss of $(7,588,845), offset by (i) a net working capital increase of $197,183; (ii) non-cash expenses of $5,548,596 including (a) depreciation and amortization of $68,255; (b) stock-based compensation of $460,037; (c) change in fair value of derivative liability of $974,446; (d) interest expense – amortization of debt discount of $2,285,817; (e) interest expense from debt restructuring of $620,160; (f) accretion expense from excess derivative liability of $758,265; and (g) loss in extinguishment of debt $1,190,809; and offset by gain in debt settlement of $813,378.

Investment Activities

Net cash used in investing activities for the nine months ended September 30, 2023, was $62,825 compared to $298,877 for the nine months ended September 30, 2022.

Financing Activities

Net cash provided by financing activities for the nine months ended September 30, 2023, was $556,394. The amount was related to borrowings from related party of $1,220,000 and offset by repayment to related party and convertible notes payable of $396,668 and $266,938, respectively. Net cash provided by financing activities for the nine months ended September 30, 2022 was $1,885,429.

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

Convertible Promissory Notes

The Company did not enter into convertible promissory notes during the period ending September 30, 2023. All outstanding convertible notes at September 30, 2023 are discussed at the related footnote, see footnote #8 in the notes to the unaudited consolidated financial statements.

SHARES TO BE ISSUED - LIABILITY

As of September 30, 2023, and 2022, the Company entered into various consulting agreements with consultants, directors, and convertible debt. The Company recorded these consultant and director shares under liability based on the shares will be issued at a fixed monetary amount known at inception under ASC 480.

Off-Balance Sheet Arrangements

As of September 30, 2023, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K promulgated under the Securities Act reasonably likely to have a material effect on our financial condition.

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

As described under “Recently Adopted Accounting Pronouncements,” below, the primary impact of adopting ASC 842 for the Company was the recognition in the consolidated balance sheet of certain lease-related assets and liabilities for operating leases with terms longer than 12 months. The Company elected to use the short-term exception and does not records assets/liabilities for short term leases as of September 30, 2023.

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

Based on the Company’s evaluations, revenue from Managed Services is reported on a gross basis because the Company has the primary obligation to fulfill the performance obligations and it creates, reviews and controls the services. The Company takes on the risk of payment to any third-party creators and it establishes the contract price directly with its customers based on the services requested in the statement of work. The contract liabilities as of September 30, 2023, and December 31, 2022 was $0 and $27,500, respectively.

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

Software Development Costs

We apply ASC 350-40, Intangibles—Goodwill and Other—Internal Use Software, in review of certain system projects. These system projects generally relate to software we do not intend to sell or otherwise market. In addition, we apply this guidance to our review of development projects related to software used exclusively for our SaaS subscription offerings. In these reviews, all costs incurred during the preliminary project stages are expensed as incurred. Once the projects have been committed to and it is probable that the projects will meet functional requirements, costs are capitalized. These capitalized software costs are amortized on a project-by-project basis over the expected economic life of the underlying product on a straight-line basis, which is five years. Amortization commences when the software is available for its intended use. Amounts capitalized related to development of internal use software are included in property and equipment, net, on our Consolidated Balance sheets and related depreciation is recorded as a component of amortization of intangible assets and depreciation in our consolidated statements of operations. During the nine months ended September 30, 2023, and 2022, we capitalized approximately $62,825 and $291,818, respectively, related to internal use software and recorded $31,502 and $42,020 in related amortization expense, respectively. Unamortized costs of capitalized internal use software totaled $778,374 and $777,192 as of September 30, 2023 and December 31, 2022, respectively.

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

For other intangible assets that are not deemed indefinite-lived, cost is generally amortized on a straight-line basis over the asset’s estimated economic life, except for individually significant customer-related intangible assets that are amortized in relation to total related sales. Amortizable intangible assets are reviewed for impairment whenever events or changes in circumstances indicate that the related carrying amounts may not be recoverable. In these circumstances, they are tested for impairment based on undiscounted cash flows and, if impaired, written down to estimated fair value based on either discounted cash flows or appraised values. The Company impaired $0 and $0 of goodwill for the nine months ended September 30, 2023 and 2022, respectively.

Impairment of Long-Lived Assets

Long-lived assets, which include property, plant and equipment and intangible assets, are reviewed for impairment whenever events or changes in circumstances indicate the carrying amount of an asset may not be recoverable.

Recoverability of long-lived assets to be held and used is measured by comparing the carrying amount of an asset to the estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated undiscounted future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the assets. Fair value is generally determined using the asset’s expected future discounted cash flows or market value, if readily determinable. Based on its review, the Company believes that, as of September 30, 2023 and 2022, there was no impairment loss of its long-lived assets.

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

The Company used Level 3 inputs for its valuation methodology for the derivative liabilities for conversion feature of the convertible notes in determining the fair value the weighted-average Binomial option pricing model following assumption inputs. The fair value of derivative liability as of September 30, 2023 and December 31, 2022 was $1,750,275 and $799,988, respectively.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Disclosure controls are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Exchange Act, such as this quarterly report, is recorded, processed, summarized, and reported within the time period specified in the SEC’s rules and forms. Disclosure controls and procedures are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including the principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. Our management, with the participation of our principal executive officer and principal financial officer (our “Certifying Officers”), evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2023, pursuant to Rule 13a-15(b) under the Exchange Act. Based upon that evaluation, our Certifying Officers concluded that, as of September 30, 2023, our disclosure controls and procedures were not effective.

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

For the three months ended June 30, 2023, the Company issued 377,624,000 shares to settle a conversion of $20,770 of convertible promissory note principal and accrued interest and a reclass of derivative liability of $13,512.

For the three months ended September 30, 2023, the Company issued 5,987,500,000 shares to settle debt of $1,197,501 to a related party.

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
10.8

Executive Employment Agreement Amendment and Forgiveness Agreement, dated October 18, 2023, between the Company and Amir Ben-Yohanan (incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed with the SEC on October 24, 2023)

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

CLUBHOUSE MEDIA GROUP, INC.

Date: November 8, 2023	By:	/s/ Amir Ben-Yohanan
	Name:	Amir Ben-Yohanan
	Title:	Chief Executive Officer
(principal executive officer)

Date: November 8, 2023	By:	/s/ Scott Hoey
	Name:	Scott Hoey
	Title:	Chief Financial Officer
(principal financial officer and principal accounting officer)

