Form 10-K
period 2023-12-31
Clubhouse Media Group, Inc.
filed 2024-03-22
CIK 1389518

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2023

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

Indicate by check mark if the registrant is not required to file pursuant to Section 13 or 15(d) of the Exchange Act from their obligations under those Sections. Yes ☒ No ☐

Note – Checking the box above will not relieve any registrant required to be filed by Section 13 or 15(f) of the Securities Exchange Act from their obligations under those Sections.

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 40(b) of the Sarbanes-Oxley Act (15 U.S.C. 762(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The aggregate market value of the registrant’s common stock outstanding, other than shares held by persons who may be deemed affiliates of the registrant, computed by reference to the closing sales price for the registrant’s common stock on September 29, 2023 (the last business day of the registrant’s most recently completed third fiscal quarter) as reported on the OTC Markets Group, Inc., was approximately $2,925,489

As of March 11, 2024, there were 16,372,179,486 shares of common stock, par value $0.000001 per share, of the registrant issued and outstanding.

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

Business Overview

We are a social media firm. Our Company has recently ceased its operations in the agency and brand deal business to instead focus our efforts and resources on growing our wholly owned, creator monetization platform, HoneyDrip.com.

Through our subsidiary, West of Hudson Group, Inc. (“WOHG”), we currently generate revenues primarily through WOH Brands, LLC (“WOH Brands”), a 100% wholly owned subsidiary of WOHG, which operates Honeydrip.com, a new digital platform with a focus on the empowerment of creators. The site allows creators to connect with fans and sell exclusive photo and video content. The Company previously generated revenue through The Reiman Agency, a 51% majority held joint venture which brokered brand promotional deals between brands and talent, but has since discontinued these operations.

WOHG is either 100% owner and sole member and manager of each of these entities, or a majority controlling shareholder pursuant to each of the limited liability company agreements and bylaws, where applicable, that govern these entities, and has complete and exclusive discretion in the management and control of the affairs and business of WOH Brands, Doiyen, and The Reiman Agency. Magiclytics possesses all powers necessary to carry out the purposes and business of these entities. WOHG is entitled to the receipt of all income (and/or losses) that these entities generate.

In addition to the above, WOHG is the 100% owner of two other limited liability companies – Clubhouse Studios, LLC, which holds most of our intellectual property, and DAK Brands, LLC, each incorporated in the State of Delaware on May 13, 2020. However, each of these entities has minimal or no operations, and are not intended to have any material operations in the near future.

For the fiscal year ended December 31, 2023, Clubhouse Media generated revenues of $1,495,145 and reported a net loss of $2,369,920 and negative cash flow from operating activities of $581,140. As noted in the consolidated financial statements of Clubhouse Media, as of December 31, 2023, Clubhouse Media had an accumulated deficit of $35,184,891. There is substantial doubt regarding the ability of Clubhouse Media to continue as a going concern as a result of its historical recurring losses and negative cash flows from operations as well as its dependence on private equity and financings. See “Risk Factors—Clubhouse Media has a history of operating losses and its management has concluded that factors raise substantial doubt about its ability to continue as a going concern and the auditor of Clubhouse Media has included explanatory paragraphs relating to its ability to continue as a going concern in its audit report for the twelve months ended December 31, 2023.”

Principal Products and Services

Our current principal products and services are comprised of Honeydrip.com.

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

Content Creation

As of the date of this Annual Report on Form 10-K, WOH Brands’ activities and operations have been limited to assisting in the development and management of the wholly owned creator content monetization platform, Honeydrip.com.

Planned Operations

In September 2021, the Company launched its subscription-based site HoneyDrip.com, a new digital platform designed and owned by Clubhouse Media Group with a focus on the empowerment of creators. The site allows creators to connect with fans and sell exclusive photo and video content. We plan to continue to expand the number of users and creators on the site and further enhance the platform. Our goal is to grow and develop the site into a social media platform, powered by AI.

Competition

For our platform, Honeydrip.com, we directly compete with OnlyFans, an industry leader. HoneyDrip differentiates itself from OnlyFans by being an Invite only site, our site is female empowering, and we offer an inhouse account management service for creators.

In the future, we expect to compete with other social media monetization platforms and with technology and software companies in the social media space.

We seek to effectively compete with such competitors by out-scaling our competition, focusing on in-house business infrastructure and providing superior support and management services for our HoneyDrip creators. In addition, we believe the experience of our management team provides us with a significant advantage in the social media business, as participants in this space have traditionally lacked the business experience that our executive management team possesses, which we intend to use to our advantage. Notwithstanding, we may not be able to effectively compete with such competitors.

Customers

Our customers include everyday individuals and fans of social media creators. We recruit professional creators with large followings who, in turn, drive traffic to the site.

Government Regulation

We are subject to various federal, state and local laws, both domestically and internationally, governing matters such as:

●	licensing laws for talent management companies, such as California’s Talent Agencies Act;
●	licensing, permitting and zoning;
●	health, safety and sanitation requirements;
●	consumer data privacy laws;
●	age verification and consent;

●	harassment and discrimination, and other similar laws and regulations;
●	compliance with the Foreign Corrupt Practices Act (“FCPA”) and similar regulations in other countries;
●	data privacy and information security;
●	marketing activities;
●	environmental protection regulations;
●	imposition by the U.S. and/or foreign countries of trade restrictions, restrictions on the manner in which content is currently licensed and distributed and ownership restrictions; and
●	government regulation of the entertainment industry.

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

As a respected name in the social media industry, we are often approached by creators who are interested in joining HoneyDrip.com.

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

Overview of the Business of West of Hudson Group, Inc.

WOHG, our directly wholly owned subsidiary, was incorporated on May 19, 2020 under the laws of the State of Delaware. WOHG is primarily a holding company, and operates various aspects of its business through its operating subsidiaries of which WOHG is the 100% owner and sole member, and which are as follows:

1.	Doiyen—a talent management company that provides representation to Clubhouse influencers, as further described below. This subsidiary currently has no activity as the CMGR has moved away from the brand deal / agency business model.

2.	WOH Brands—a content-creation studio, social media marketing company, technology developer, and brand incubator, as further described below. It owns and operates HoneyDrip.com, a new digital platform designed and owned by Clubhouse Media Group with a focus on the empowerment of creators. The site allows creators to connect with fans and sell exclusive photo and video content

3.	Magiclytics—a predictive analytics company that provides analytics for content creation brand deals.

Doiyen, formerly named WHP Management, LLC, formerly known as WHP Entertainment LLC, is a California limited liability company formed on January 2, 2020. Doiyen was acquired by WOHG on July 9, 2020 pursuant to an exchange agreement between WOHG and Doiyen, whereby WOHG acquired 100% of the membership interests of Doiyen in exchange for 100 shares of common stock of WOHG. As described above, Doiyen is a talent management company for social media influencers, and seeks to represent some of the world’s top talent in the world of social media. Doiyen is the entity with which our influencers contract.

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

WOHG is the 100% owner and sole member and manager of each of these entities pursuant to each of the limited liability company agreements and bylaws, where applicable, that govern these entities, and has complete and exclusive discretion in the management and control of the affairs and business of WOH Brands, Doiyen, and Magiclytics, and possesses all powers necessary to carry out the purposes and business of these entities. WOHG is entitled to the receipt of all income (and/or losses) that these entities generate.

In addition to the above, WOHG is the 100% owner of two other limited liability companies – Clubhouse Studios, LLC, which holds most of our intellectual property, and DAK Brands, LLC, each incorporated in the State of Delaware on May 13, 2020. However, each of these entities has minimal or no operations  as of the date of this annual filing, and are not intended to have any material operations in the near future.

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

The number of shares of the Company common stock issued at the Magiclytics Closing was based on the fair market value of the Company common stock as initially agreed to by the parties, which is $4.76 per share (the “Base Value”). The fair market value was determined based on the volume weighted average closing price of the Company common stock for the twenty (20) trading day period immediately prior to the Magiclytics Closing. In the event that the initial public offering price per share of the Company common stock in this offering pursuant to Regulation A   is less than the Base Value, then within three (3) business days of the qualification by the Securities and Exchange Commission (the “SEC”) of the Offering Statement forming part of this Prospectus, the Company will issue to the Magiclytics Shareholders a number of additional shares of Company common stock equal to:

1.	$3,500,000 divided by the initial public offering price per share of the Company common stock in this offering pursuant to Regulation A, minus $734,689

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

Further, immediately following the Magiclytics Closing, the Company assumed responsibility for all outstanding accounts payables and operating costs to continue operations of Magiclytics including but not limited to payment to any of its vendors, lenders, or other parties which Magiclytics engages in the regular course of its business.

Recent Developments

Clawback Policy

On March 5, 2024, the Company’s Board of Directors adopted a Compensation Recovery Policy (the “Policy”). The Policy is intended to further the Company’s pay-for-performance philosophy and to comply with applicable law by providing for the reasonably prompt recovery of certain incentive-based compensation received by executive officers in the event of an accounting restatement. The Policy is intended to comply with, and will be interpreted in a manner consistent with, Section 10D of the Exchange Act, with Exchange Act Rule 10D-1 and with the Nasdaq listing standards.

Pursuant to the Policy, if the Company is required to prepare an accounting restatement due to the material noncompliance by the Company with any financial reporting requirement under the securities laws, including any required accounting restatement to correct an error in previously issued financial statements that is material to the previously issued financial statements, or that would result in a material misstatement if the error were corrected in the current period or left uncorrected in the current period (an “Accounting Restatement”), then the Compensation Committee must determine the Excess Compensation (as hereinafter defined), if any, that must be recovered. The Company’s obligation to recover Excess Compensation is not dependent on if or when the restated financial statements are filed. The Company must recover Excess Compensation reasonably promptly and executive officers are required to repay Excess Compensation to the Company, subject to the terms of the Policy.

The Policy applies to certain incentive-based compensation that is received on or after March 5, 2024, during the three completed fiscal years immediately preceding the Accounting Restatement determination date, as provided in the Policy (the “Covered Period”) while the Company has a class of securities listed on a national securities exchange. The incentive-based compensation is considered “Clawback Eligible Incentive-Based Compensation” if the incentive-based compensation is received by a person after such person became an executive officer and the person served as an executive officer at any time during the performance period to which the incentive-based compensation applies. The “Excess Compensation” that is subject to recovery under the Policy is the amount of Clawback Eligible Incentive-Based Compensation that exceeds the amount of Clawback Eligible Incentive-Based Compensation that otherwise would have been received had such Clawback Eligible Incentive-Based Compensation been determined based on the restated amounts (this is referred to in the listing standards as “erroneously awarded incentive-based compensation”).

CONVERTIBLE PROMISSORY NOTES

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

The GS Capital #2 Note has a maturity date of February 19, 2022, and bears interest at 10% per year. No payments of the principal amount or interest were due prior to the maturity date other than as specifically set forth in the GS Capital #2 Note, and the Company may prepay all or any portion of the principal amount and any accrued and unpaid interest at any time without penalty.

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

GS Capital converted $20,000 of principal amount and $4662 accrued interest to 296,380,352 common shares in the current quarter ended December 31, 2023. It further converted $421,063 of the principal amount and $4,690 accrued interest to 378,633,891 common shares in the quarter ended September 30, 2022. It further converted $65,000 of principal to 481,221,646 common shares in the first quarter of 2023. The balance of the GS Capital #2 Note as of December 31, 2023, was $0.

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

The balance of the GS Capital #3 Note as of December 31, 2023 and 2022 was $577,778 and $577,778, respectively. The Company is currently in default of the GS Capital #3 Note.

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

The balance of the GS Capital Note #4 as of December 31, 2023 and 2022 was $550,000 and $550,000, respectively. The Company is currently in default of the GS Capital #4 Note.

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

The balance of the GS Capital Note #5 as of December 31, 2023 and 2022 was $550,000 and $550,000, respectively.

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

The balance of the GS Capital Note #6 as of December 31, 2023 and 2022 was $550,000 and $550,000, respectively. The Company is currently in default of the GS Capital #6 Note.

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

The balance of the Eagle Equities Note as of December 31, 2023 and 2022, was $1,100,000 and $1,100,000, respectively. The Company is currently in default of the Eagle Equities Note.

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

The balance of the Chris Etherington Note as of December 31, 2023 and 2022 was $165,000 and $165,000, respectively. The Company is currently in default of the Chris Etherington Note.

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

The balance of the Riu Wu Note as of December 31, 2023 and 2022 was $550,000 and $550,000, respectively. The Company is currently in default of the Rui Wu Note.

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

The balance of the Fast Capital note as of December 31, 2023 and 2022 was $120,000 and $120,000 respectively. The Company is currently in default of the Fast Capital Note.

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

The balance of the ONE44 Capital note as of December 31, 2023 and 2022 was $0 and $135,000 respectively.

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

The balance of the ONE44 Capital note as of December 31, 2023 and 2022 was $0 and $115,000, respectively.

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

On February 17, 2023, the Company entered into a Settlement and Release Agreement by and between the Company and 1800 Diagonal Lending LLC. Pursuant to the terms of the Agreement, in full and final settlement of the Diagonal lending LLC notes, the Company agreed to (i) pay to the Lender $105,000; and (ii) issue to the Lender shares of the Company’s common stock with respect to the Lender’s notice of conversion dated February 16, 2023 relating to a partial conversion of Note #1 (with a then-current balance of $45,479).

As a result, as of February 17, 2023, pursuant to the terms of the Agreement, the Debt was settled and all the 1800 Diagonal Lending LLC notes were terminated.

The balance of the Diagonal note as of December 31, 2023 and 2022 was $0 and $86,625, respectively.

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

On February 17, 2023, the Company entered into a Settlement and Release Agreement by and between the Company and 1800 Diagonal Lending LLC. Pursuant to the terms of the Agreement, in full and final settlement of the Diagonal lending LLC notes, the Company agreed to (i) pay to the Lender $105,000; and (ii) issue to the Lender shares of the Company’s common stock with respect to the Lender’s notice of conversion dated February 16, 2023 relating to a partial conversion of Note #1 (with a then-current balance of $45,479).

As a result, as of February 17, 2023, pursuant to the terms of the Agreement, the Debt was settled and all the 1800 Diagonal Lending LLC notes were terminated.

The balance of the Diagonal note as of December 31, 2023 and 2022, was $0 and $61,813, respectively.

Alden Reiman Agreement

On July 31, 2022, the Company entered into a joint venture deal memo with Alden Henri Reiman (“Mr. Reiman”) for the purpose of [ ] pursuant to which the parties agreed to the creation of a Nevada limited liability company, The Reiman Agency LLC (the “Agency”), of which the Company owns 51% of the membership units, and Mr. Reiman owns 49% of the membership units. The Company consolidated this joint venture since it owned 51% and has control in this entity.

On December 14, 2023, the Board of Directors sent notice to Alden Henri Reiman (“Mr. Reiman”) and the Agency, that effective December 1, 2023, that the Company had terminated both Mr. Reiman’s employment as President of the Agency and terminated its joint venture relationship with the Agency, a majority owned subsidiary of the Company.

As of December 1, 2023, the Company has terminated Mr. Reiman’s employment agreement. The non-controlling interest for the years ended December 31, 2023 and 2022, was $(70,275)  and $385,166, respectively.

As of December 31, 2023, the Company has moved away from brand deals and considered the controlling interest as discontinued operations on the balance sheets and statement of operations until all outstanding brand deals are completed.

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

We also expect to provide robust compensation and benefits programs to help meet the needs of our employees.

ITEM 1A. RISK FACTORS

Below is a summary of material risks, uncertainties and other factors that could have a material effect on the Company and its operations:

●	We have a history of operating losses, our management has concluded that factors raise substantial doubt about our ability to continue as a going concern, and our auditors have included explanatory paragraphs relating to our ability to continue as a going concern in their audit reports for the fiscal years ended December 31, 2023 and 2022.
●	We are a holding company and our principal asset is our 100% equity interest in WOHG, through which we own 100% of each of WOHG’s limited liability company operating subsidiaries, and accordingly we are dependent upon distributions from such operating subsidiaries to pay taxes and other expenses.
●	WOHG is an early-stage company with a limited operating history. Such limited operating history of WOHG may not provide an adequate basis to judge our future prospects and results of operations.
●	Since inception of WOHG, WOHG has experienced losses, and we may have to further reduce our costs by curtailing future operations to continue as a business.
●	There are no assurances we will realize the anticipated benefits from the acquisition of WOHG.
●	We may be adversely affected by political tensions between the United States and China.
●	We may fail to successfully execute our business plan.
●	Our acquisition strategy creates risks for our business.
●	We may not be able to effectively manage our growth and the increased complexity of our business, which could negatively impact our brand and financial performance.
●	We may suffer from lack of availability of additional funds.
●	Our substantial amount of indebtedness may adversely affect our cash flow and our ability to operate our business, remain in compliance with debt covenants and make payments on our indebtedness.
●	The ability of our Chief Executive Officer, Amir Ben-Yohanan, to control our business may limit or eliminate minority stockholders’ ability to influence corporate affairs.
●	Our business depends on our ability to provide customers and followers with interesting and useful content, which in turn depends on the content contributed by the content creators.
●	Changes in public and consumer tastes and preferences and industry trends could reduce demand for our services and content offerings and adversely affect our business.
●	Our ability to generate revenue from discretionary and corporate spending, such as corporate sponsorships and advertising, is subject to many factors, including many that are beyond our control.
●	We may not be able to adapt to or manage new content distribution platforms or changes in consumer behavior resulting from new technologies.

●	Because our success depends substantially on our ability to maintain a professional reputation, adverse publicity concerning us, one of our businesses, our Creators or our key personnel could adversely affect our business.
●	Our success depends, in part, on our continuing ability to identify, recruit and retain qualified and experienced talent managers. If we fail to recruit and retain suitable talent managers or if our relationships with our talent managers change or deteriorate, it could adversely affect our business.
●	We operate in a fast-evolving industry, and we are in the early stage of our business. We cannot guarantee that our monetization strategies will be successfully implemented or generate sustainable revenues and profit.
●	We rely on technology, such as our information systems, to conduct our business. Failure to protect our technology against breakdowns and security breaches could adversely affect our business.
●	The commercial success of our products is dependent, in part, on factors outside our control.
●	Increases in the costs of content may have an adverse effect on our business, financial condition and results of operations.
●

In our paid promotion business, if we are unable to prove that our advertising and sponsorship solutions provide an attractive return on investment for our customers, our financial results could be harmed.

●	We will be attempting to launch brands in new markets and with new products. Our inability to effectively execute our business plan in relation to these new brands could negatively impact our business.
●	Our management team’s attention may be diverted by acquisitions and searches for new acquisition targets, and our business and operations may suffer adverse consequences as a result.
●	We may be unable to scale our operations successfully.
●	Economic conditions or changing consumer preferences could adversely impact our business.
●	Our intellectual property rights are valuable, and if we are unable to protect them or are subject to intellectual property rights claims, our business may be harmed.
●	We may be found to have infringed the intellectual property rights of others, which could expose us to substantial damages or restrict our operations.
●	As a creator and a distributor of content over the internet, we face potential liability for legal claims based on the nature and content of the materials that we create or distribute.
●	We are subject to extensive U.S. and foreign governmental regulations, and our failure to comply with these regulations could adversely affect our business.
●	Our results of operations, which are reported in U.S. dollars, could be adversely affected if currency exchange rates fluctuate substantially in the future.
●	Our amended and restated bylaws provide that state or federal court located within the state of Nevada will be the sole and exclusive forum for substantially all disputes between us and our shareholders, which could limit its stockholders’ ability to obtain a favorable judicial forum for disputes with us or our directors, officers or other employees.
●	Stockholders are bound by the fee-shifting provision contained in our amended and restated bylaws, which may discourage you to pursue actions against us.
●	As a result of being a public company, we are subject to additional reporting and corporate governance requirements that will require additional management time, resources and expense.
●	We may not have sufficient insurance coverage and an interruption of our business or loss of a significant amount of property could have a material adverse effect on our financial condition and operations.
●	We could become involved in claims or litigations that may result in adverse outcomes.
●	Trading on the OTC Markets is volatile and sporadic, which could depress the market price of our common stock and make it difficult for our security holders to resell their common stock.
●	Our stock price is likely to be highly volatile because of several factors, including a limited public float.
●	Our common stock has been in the past, and may be in the future, a “penny stock” under SEC rules. It may be more difficult to resell securities classified as “penny stock.”
●	FINRA sales practice requirements may also limit a shareholder’s ability to buy and sell our stock.
●	We are required to comply with certain provisions of Section 404 of the Sarbanes-Oxley Act of 2002, as amended (the “Sarbanes-Oxley Act”), and if we fail to continue to comply, our business could be harmed and the price of our securities could decline.
●	Our privately issued common stock is subject to risks arising from restrictions on reliance on Rule 144 by shell companies or former shell companies.
●	The sale and issuance of additional shares of our common stock could cause dilution as well as the value of our common stock to decline.
●	Substantial future sales of shares of our common stock could cause the market price of our common stock to decline.
●	Provisions of our articles of incorporation and bylaws may delay or prevent a takeover which may not be in the best interests of our stockholders.
●	We do not expect to pay dividends in the foreseeable future.
●	Failure to protect client data or prevent breaches of our information systems could expose us to liability or reputational damage.
●	We may be exposed to damage to our business or our reputation by cybersecurity breaches.
●	Rapid market or technological changes may render our technology obsolete or decrease the attractiveness of our products and services to our clients.

We encourage you, however, to read the full risk factors presented below.

RISKS RELATED TO OUR BUSINESS

We have a history of operating losses, our management has concluded that factors raise substantial doubt about our ability to continue as a going concern, and our auditors have included explanatory paragraphs relating to our ability to continue as a going concern in their audit reports for the fiscal years ended December 31, 2023 and 2022.

We have a history of operating losses and have incurred cash flow deficits. For the fiscal years ended December 31, 2023 and 2022, we reported net losses of $2,369,920 and $7,910,897, respectively, and negative cash flow from operating activities of $581,140 and $1,958,875, respectively. As of December 31, 2023, we had an aggregate accumulated deficit of $35,184,891. There is substantial doubt regarding our ability to continue as a going concern as a result of our historical recurring losses and negative cash flows from operations, as well as our dependence on private equity and financings. We anticipate that we will continue to report losses and negative cash flow for the foreseeable future. Our management has concluded that our historical recurring losses from operations and negative cash flows from operations, as well as our dependence on private equity and other financings, raise substantial doubt about our ability to continue as a going concern. Our auditors have included explanatory paragraphs relating to our ability to continue as a going concern in their audit reports for the fiscal years ended December 31, 2023 and 2022, respectively.

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

On August 11, 2023, the Company issued 5,987,500,000 shares of the Company’s common stock to Mr. Ben-Yohanan for satisfaction of outstanding debt. During October 2023, the Company issued 483,809,990 shares of the Company’s common stock to Mr. Ben-Yohanan for services. On April 18, 2022, the Company issued 2,820,000 shares of the Company’s common stock to Mr. Ben-Yohanan at a purchase price per share of $0.025, for a total purchase price of $70,500. Mr. Ben-Yohanan is the Company’s Chief Executive Officer, a member of the Company’s Board of Directors, and a significant stockholder of the Company. As a result of the share purchase, as of March 31, 2024, Mr. Ben-Yohanan holds 11,032,673,753 shares of common stock, and one share of Series X preferred stock. The share of Series X preferred stock has a number of votes equal to all of the other votes entitled to be cast on any matter by any other shares or securities of the Company plus one but does not have any economic or other interest in the Company. As a result of Mr. Ben-Yohanan’s common stock and Series X preferred stock holdings, Mr. Ben-Yohanan holds 83.69% of the voting power of the Company as of March 31, 2024.

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

The quality of the content offered by our creators and their followers’ level of engagement are critical to our success. In order to attract and retain users and compete effectively, we must offer interesting and useful content and enhance followers’ viewing experience. It is vital to our operations that we remain sensitive to and responsive to evolving public and consumer preferences and offer content that appeals to our followers and customers. We have also been providing our content creators with support and guidance in various forms, including technical support for content distribution, editing and uploading. However, we cannot assure you that our content creators can contribute to create popular contents. If our content creators cease to contribute content, or their uploaded content fails to attract or retain our followers and customers, we may experience a decline in our business and suffer a reduction in revenue.

Changes in public and consumer tastes and preferences and industry trends could reduce demand for our services and content offerings and adversely affect our business.

Our ability to generate revenues is highly sensitive to rapidly changing consumer preferences and industry trends, as well as the popularity of the creators on our site. Our success depends on our creators’ ability to create quality content through popular social media channels that meet the changing preferences of the broad consumer market and respond to competition from an expanding array of choices facilitated by technological developments in the delivery of content. Our operations and revenues are affected by consumer tastes and entertainment trends, which are unpredictable and subject to change and may be affected by changes in the social and political climate. Changes in consumers’ tastes or a change in the perceptions of our business partners, whether as a result of the social and political climate or otherwise, could adversely affect our operating results. Our failure to avoid a negative perception among consumers or anticipate and respond to changes in consumer preferences, including in the form of content creation or distribution, could result in reduced demand for our product and/or content offerings, or a reduced social media followings and business opportunities for our Creators, which could have an adverse effect on our business, financial condition and results of operations.

Our ability to create popular, social media-based entertainment content is increasingly important to the success of our business and our ability to generate revenues. The production of entertainment content is inherently risky because the revenues we derive from various sources primarily depend on our ability to reach large audiences and satisfy consumer tastes and expectations in a consistent manner. The popularity of our content and owned assets is affected by our ability to maintain or develop strong brand awareness and target key audiences, the sources and nature of competing content offerings, the time and manner in which consumers acquire and view some of our entertainment products and the options available to advertisers for reaching their desired audiences. Consumer tastes change frequently and it is a challenge to anticipate what offerings will be successful at any point in time. We invest substantial capital in our content and owned assets, including in the creation of original content, before learning the extent to which it will achieve popularity with consumers. A lack of popularity of these, our other content offerings or our owned assets, as well as labor disputes, unavailability of a star performer, or cost overruns could have an adverse effect on our business, financial condition and results of operations.

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

Our success depends, in part, on our continuing ability to identify, recruit and retain qualified and experienced creators. If we fail to recruit and retain suitable creators or if our relationships with our creators change or deteriorate, it could adversely affect our business.

Our success depends, in part, upon our continuing ability to identify, recruit and retain qualified and experienced creators. There is great competition for qualified and experienced creators in the social media industry, and we cannot assure you that we will be able to continue to hire or retain a sufficient number of qualified persons to meet our requirements, or that we will be able to do so under terms that are economically attractive to us. Any failure to retain certain creators could lead to the loss of users and revenue and have an adverse effect on our business, financial condition and results of operations.

The markets in which we operate are highly competitive, both within the United States and internationally.

We face competition from a variety of other domestic and foreign companies. We face competition from alternative providers of the content we and our creators offer and from other forms of entertainment in a rapidly changing and increasingly fragmented marketplace. There are other companies currently providing similar services as us in the social media content monetization industry. Our competitors include, but are not limited to, Only Fans and Centerfold and any other social media creator monetization platforms, each of which may have greater financial and other resources than us. We may be unable to successfully compete with these competitors, and may expend significant resources without success. Further, any increased competition, which may not be foreseeable, or our failure to adequately address any competitive factors, could result in reduced demand for our content which could have an adverse effect on our business, financial condition and results of operations.

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

Rule 144 is available for the resale of securities of former shell companies if and for as long as the following conditions are met:

(i)	the issuer of the securities that was formerly a shell company has ceased to be a shell company;

(ii)	the issuer of the securities is subject to the reporting requirements of Section 13 or 15(d) of the Exchange Act;

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

Failure to protect client data or prevent breaches of our information systems could expose us to liability or reputational damage.

We are dependent on information technology networks and systems to securely process, transmit and store electronic information and to communicate with our clients and vendors. As the breadth and complexity of this infrastructure continues to grow, the potential risk of security breaches and cyber-attacks increases. As a social media company, we are continuously subject to cyber-attacks by third parties. Any such security breach could lead to shutdowns or disruptions of our systems and potential unauthorized disclosure of confidential information. In addition, vulnerabilities of our external service providers and other third parties could pose security risks to client information. The secure transmission of confidential information over public networks is also a critical element of our operations.

In providing services to clients, we manage, utilize and store sensitive and confidential client data, including personal data. As a result, we are subject to numerous laws and regulations designed to protect this information, such as U.S. federal and state laws governing the protection of personally identifiable information. These laws and regulations are increasing in complexity and number, change frequently and sometimes conflict. If any person, including any of our employees, negligently disregards or intentionally breaches our established controls with respect to client data, or otherwise mismanages or misappropriates that data, we could be subject to significant monetary damages, regulatory enforcement actions, fines and/or criminal prosecution in one or more jurisdictions. Unauthorized disclosure of sensitive or confidential client data, whether through systems failure, employee negligence, fraud or misappropriation, could damage our reputation and cause us to lose clients. Similarly, unauthorized access to or through our information systems, whether by our employees or third parties, including a cyber-attack by third parties who may deploy viruses, worms or other malicious software programs, could result in negative publicity, significant remediation costs, legal liability, and damage to our reputation and could have a material adverse effect on our results of operations. In addition, our liability insurance might not be sufficient in type or amount to cover us against claims related to security breaches, cyber-attacks and other related breaches.

We may be exposed to damage to our business or our reputation by cybersecurity breaches.

As the world becomes more interconnected through the use of the internet and users rely more extensively on the internet and the cloud for the transmission and storage of data, such information becomes more susceptible to incursion by hackers and other parties intent on stealing or destroying data on which we or our customers rely. We face an evolving landscape of cybersecurity threats in which hackers use a complex array of means to perpetrate cyber-attacks, including the use of stolen access credentials, malware, ransomware, phishing, structured query language injection attacks, and distributed denial-of-service attacks, among other means. These cybersecurity incidents have increased in number and severity and it is expected that these trends will continue. Should we be affected by such an incident, we may incur substantial costs and suffer other negative consequences, which may include:

●	Remediation costs, such as liability for stolen assets or information, repairs of system damage, and incentives to customers or business partners in an effort to maintain relationships after an attack;

●	Increased cybersecurity protection costs, which may include the costs of making organizational changes, deploying additional personnel and protection technologies, training employees, and engaging third party experts and consultants;

●	Lost revenues resulting from the unauthorized use of proprietary information or the failure to retain or attract customers following an attack;

●	Litigation and legal risks, including regulatory actions by state and federal regulators; and

●	Loss of reputation.

Increasingly, intruders attempt to steal significant amounts of data, including personally identifiable data and either hold such data for ransom or release it onto the internet, exposing our clients to financial or other harm and thereby significantly increasing our liability in such cases. Our regulators have introduced programs to review our protections against such incidents which, if they determined that our systems do not reasonably protect our clients’ assets and their data, could result in enforcement activity and sanctions.

We have and continue to introduce systems and software to prevent any such incidents and review and increase our defenses to such issues through the use of various services, programs and outside vendors. We contract cybersecurity consultants and also review and revise our cybersecurity policy to ensure that it remains up to date. In the event that we experience a material cybersecurity incident or identify a material cybersecurity threat, we will make all reasonable efforts to properly disclose it in a timely fashion. It is impossible, however, for us to know when or if such incidents may arise or the business impact of any such incident.

As a result of such risks, we have and are likely to incur significant costs in preparing our infrastructure and maintaining it to resist any such attacks.

Rapid market or technological changes may render our technology obsolete or decrease the attractiveness of our products and services to our clients.

We must continue to enhance and improve our technology services. The social media creator monetization industry is characterized by significant structural changes, increasingly complex systems and infrastructures, changes in clients’ needs and preferences, and new business models. If new industry standards and practices emerge and our competitors release new technology before us, our existing technology may become obsolete or our existing business may be harmed.

Our future success will depend on our ability to:

●	Enhance our existing products and services;

●	Develop and/or license new products and technologies that address the increasingly sophisticated and varied needs of our clients and prospective clients;

●	Continue to attract highly-skilled technology personnel; and

●	Respond to technological advances and emerging industry standards and practices on a cost-effective and timely basis.

Developing our HoneyDrip.com creator monetization platform   and other technology entails significant technical and business risks. We may use new technologies ineffectively or we may fail to adapt our electronic trading platform, information databases and network infrastructure to client requirements or emerging industry standards. If we face material delays in introducing new services, products and enhancements, our clients may forego the use of our products and use those of our competitors.

Further, the adoption of new internet, networking or telecommunications technologies may require us to devote substantial resources to modify and adapt our services. We cannot assure that we will be able to successfully implement new technologies or adapt our proprietary technology and transaction-processing systems to client requirements or emerging industry standards. We cannot assure that we will be able to respond in a timely manner to changing market conditions or client requirements.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 1C. CYBERSECURITY

Risk management and strategy

Clubhouse Media Group, Inc., recognizes the critical importance of developing, implementing, and maintaining robust cybersecurity measures to safeguard our information systems and protect the confidentiality, integrity, and availability of our data.

Managing Material Risks & Integrated Overall Risk Management

We have strategically integrated cybersecurity risk management into our broader risk management framework to promote a company-wide culture of cybersecurity risk management. This integration ensures that cybersecurity considerations are an integral part of our decision-making processes at every level. Our risk management team works closely with our IT department   to continuously evaluate and address cybersecurity risks in alignment with our business objectives and operational needs.

Engage Third-parties on Risk Management

Because we recognizing the complexity and evolving nature of cybersecurity threats we engage with a range of external experts, including cybersecurity assessors and consultants in evaluating and testing our risk management systems. These partnerships enable us to leverage specialized knowledge and insights, ensuring our cybersecurity strategies and processes remain at the forefront of industry best practices. Our collaboration with these third-parties includes regular meetings, threat assessments, and consultation on security enhancements.

Oversee Third-party Risk

Because we are aware of the risks associated with third-party service providers, we implement stringent processes to oversee and manage these risks. We conduct thorough security assessments of all third-party providers before engagement and maintain ongoing monitoring to ensure compliance with our cybersecurity standards. The monitoring includes quarterly assessments by our Chief Executive Officer (“CEO”)   and on an ongoing basis by our security engineers. This approach is designed to mitigate risks related to data breaches or other security incidents originating from third-parties.

Risks from Cybersecurity Threats

We have not encountered cybersecurity challenges that have materially impaired our operations or financial standing.

Governance

The Board of Directors is acutely aware of the critical nature of managing risks associated with cybersecurity threats. The Board has established robust oversight mechanisms to ensure effective governance in managing risks associated with cybersecurity threats because we recognize the significance of these threats to our operational integrity and stakeholder confidence,

Board of Directors Oversight

The CEO, along with the Board, are tasked with oversight of cybersecurity risks and bear the primary responsibility for this domain.

Management’s Role Managing Risk

The Chief Executive Officer (“CEO”) plays a pivotal role in informing the Audit Committee on cybersecurity risks. They provide comprehensive briefings to the Audit Committee on a regular basis, with a minimum frequency of once per year. These briefings encompass a broad range of topics, including:

●	Current cybersecurity landscape and emerging threats;

●	Status of ongoing cybersecurity initiatives and strategies;

●	Incident reports and learnings from any cybersecurity events; and

●	Compliance with regulatory requirements and industry standards.

In addition to our scheduled meetings, the Audit Committee and CEO maintain an ongoing dialogue regarding emerging or potential cybersecurity risks. Together, they receive updates on any significant developments in the cybersecurity domain, ensuring the Board’s oversight is proactive and responsive. The Audit Committee actively participates in strategic decisions related to cybersecurity, offering guidance and approval for major initiatives. This involvement ensures that cybersecurity considerations are integrated into the broader strategic objectives of Clubhouse Media Group, Inc. The Audit Committee conducts an annual review of the company’s cybersecurity posture and the effectiveness of its risk management strategies. This review helps in identifying areas for improvement and ensuring the alignment of cybersecurity efforts with the overall risk management framework.

Risk Management Personnel

Primary responsibility for assessing, monitoring and managing our cybersecurity risks rests with the CEO, Mr. Ben-Yohanan. With over 10 years of experience in the field of corporate auditing, Mr. Ben-Yohanan brings a wealth of expertise to his role. His background includes extensive experience as a corporate auditor for Fortune 500 firms. His in-depth knowledge and experience are instrumental in developing and executing our cybersecurity strategies. Our CEO oversees our governance programs, tests our compliance with standards, remediates known risks, and interacts directly with our external cybersecurity experts.

Monitor Cybersecurity Incidents

The CEO is continually informed about the latest developments in cybersecurity, including potential threats and innovative risk management techniques. This ongoing knowledge acquisition is crucial for the effective prevention, detection, mitigation, and remediation of cybersecurity incidents. The CEO, with the help of external consultants, implements and oversees processes for the regular monitoring of our information systems. This includes the deployment of advanced security measures and regular system checks to identify potential vulnerabilities. In the event of a cybersecurity incident, the CEO is equipped with a well-defined incident response plan. This plan includes immediate actions to mitigate the impact and long-term strategies for remediation and prevention of future incidents.

Reporting to Board of Directors

The CEO, in his capacity, regularly informs the Chief Financial Officer (CFO) and Board of Directors of all aspects related to cybersecurity risks and incidents. This ensures that the highest levels of management are kept abreast of the cybersecurity posture and potential risks facing the Company. Furthermore, significant cybersecurity matters, and strategic risk management decisions are escalated to the Board of Directors, ensuring that they have comprehensive oversight and can provide guidance on critical cybersecurity issues.

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

The OTC Market is a network of security dealers who buy and sell stock. The dealers are connected by a computer network that provides information on current “bids” and “asks,” as well as volume information. The trading of securities on the OTC Pink is often sporadic and investors may have difficulty buying and selling our shares or obtaining market quotations for them, which may have a negative effect on the market price of our common stock. The closing price of our common stock on the OTC Pink on February 1, 2024 was $0.0001.

The following table sets forth, for the periods indicated the high and low bid quotations for our common stock. These quotations represent inter-dealer quotations, without adjustment for retail markup, markdown, or commission and may not represent actual transactions.

Fiscal Year 2024	High	Low
First Quarter (January 1, 2024 – March 31, 2024)	$0.0003	$0.0001

Fiscal Year 2023	High	Low
First Quarter (January 1, 2023 – March 31, 2023)	$0.0004	$0.0001
Second Quarter (April 1, 2023 – June 30, 2023)	$0.0002	$0.0001
Third Quarter (July 1, 2023 – September 30, 2023)	$0.0003	$0.0001
Fourth Quarter (October 2023 – December 31, 2023)	$0.0003	$0.0001

Fiscal Year 2022	High	Low
First Quarter (January 1, 2022 – March 31, 2022)	$0.20	$0.02
Second Quarter (April 1, 2022 – June 30, 2022)	$0.03	$0.003
Third Quarter (July 1, 2022 – September 30, 2022)	$0.004	$0.0005
Fourth Quarter (October 2022 – December 31, 2022)	$0.0006	$0.0002

*Through February 1, 2024.

Holders

As of March [.], 2024, there were 16,372,179,486 shares of common stock issued and outstanding, and we had approximately 452 holders of record of our common stock.

Securities Authorized for Issuance Under Equity Compensation Plans

None.

Recent Sales of Unregistered Securities

As of December 31, 2023 and 2022, the Company had 25,000,000,000 shares of common stock authorized with a par value of $0.000001. There were 16,372,179,486 and 6,830,378,163 shares issued and outstanding at December 31, 2023 and 2022, respectively.

For the year ended December 31, 2023, the Company issued 2,105,949,128 shares to settle a conversion of $29,840 of convertible promissory note principal and accrued interest.

For the year ended December 31, 2023, the Company issued 5,987,500,000 shares for debt exchange in amount of $1,197,501 to Amir Ben-Yohanan non-interest loan to the Company.

For the year ended December 31, 2023, the Company issued 1,448,352,195 shares for services provided by directors.

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

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

Transfer Agent and Registrar

The Company’s transfer agent is Empire Stock Transfer, located at 1859 Whitney Mesa Drive, Henderson, NV 89014.

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

Overview

We are a social media firm. Our Company has recently ceased its operations in the agency and brand deal business to instead focus our efforts and resources on growing our wholly owned, creator monetization platform, HoneyDrip.com.

Through our subsidiary, West of Hudson Group, Inc. (“WOHG”), we currently generate revenues primarily through WOH Brands, LLC (“WOH Brands”), a 100% wholly owned subsidiary of WOHG, which operates Honeydrip.com, a new digital platform with a focus on the empowerment of creators. The site allows creators to connect with fans and sell exclusive photo and video content. The Company previously generated revenue through The Reiman Agency, a 51% majority held joint venture which brokered brand promotional deals between brands and talent, but has since discontinued these operations.

Recent Developments

Note payable – Amir without interest

For the years ended December 31, 2023 and 2022, the Company borrowed $1,393,000 and $1,106,500, respectively, from Amir. The Company, also, made payments of $396,667 and settled of $105,823 with issuance in common stock shares towards the note payable as of December 31, 2023. The note is due on demand and has no interest. The note payable is included with discontinued operations on the balance sheets.

During the year ended December 31, 2023, Mr. Ben-Yohanan entered into an agreement with the Company to forgive all prior accrued and unpaid wages amounting to $885,000 as of September 30, 2023 and agreed to forego any wages until further notification to the Company. The forgiven accrued and unpaid wages were recorded as a charge to additional paid in capital.

Results of Operations

For the Year Ended December 31, 2023 Compared to the Year Ended December 31, 2022

Net Revenue

Net revenue was $1,495,145 for the year ended December 31, 2023, compared to net revenue of $1,018,342 for the year ended December 31, 2022. The increase of $476,803 was the result of the shift away from the agency and brand promotional business platform Honeydrip.com.

Cost of Goods Sold

Cost of goods sold was $971,470 for the year ended December 31, 2023, compared to cost of goods sold of $775,317 for the year ended December 31, 2022. The increase of $196,153 was due to higher sales volume from platform Honeydrip.com which in turn resulted in more commission due to content creators.

Gross Profit

Gross profit was $523,675 for the year ended December 31, 2023, compared to gross profit of $243,025 for the year ended December 31, 2022. The gross profit percentage was 26% for the year ended December 31, 2023, compared to 24% for the year ended December 31, 2022. The increase is because the Company has shifted away from the brand deals and focused on platform Honeydrip.com.

Operating Expenses

Operating expenses for the year ended December 31, 2023, were $1,285,182, compared to $2,042,205 for the year ended December 31, 2022. The variances were as follows: (i) decrease in professional and consultant fees of $571,863; (ii) a decrease in sales and marketing expenses of $11,942; (iii) a decrease of payroll of $313,482; (iv) an increase in other selling, general, and administrative expense of $140,264. The overall decrease in total operating expenses resulted from a decrease in the stock compensation to consultants and salaries and wages and increase in advertising expenses to the Company.

Other (Income) Expenses

Other (income) expenses for the year ended December 31, 2023, were $1,235,838, as compared to $4,559,876 for the year ended December 31, 2022. Other (income) expenses for the year ended December 31, 2023, included (i) change in fair value derivative liability of $335,722; (ii) interest expense of $750,212 (iii) noncash amortization of debt discounts of $140,144 (iv) gain on conversion of debt of $261,797; (v) gain on debt settlement $15,269 and (vi) noncash impairment of intangible of $286,826. Other expenses for the year ended December 31, 2022 included (i) change in fair value derivative liability of $166,309; (ii) interest expense of $1,459,053; (iii) noncash amortization of debt discounts of $2,415,346; and (iv) loss in extinguishment of debt of $1,190,809; and (v) noncash excess derivatives of $758,265 and offset by $1,429,906 gain in debt settlement from reduction of principal balance by a convertible debt holder.

Net Loss from Continuing Operations

Net loss for the year ended December 31, 2023 was $1,997,345, compared to $6,359,056, for the year ended December 31, 2022.

Net Loss from Discontinued Operations

Net loss for the year ended December 31, 2023 was $442,850, compared to $1,166,675, for the year ended December 31, 2022.

Liquidity and Capital Resources

Operating Activities

Net cash used in operating activities for the year ended December 31, 2023, was $581,140. This amount was primarily related to a net loss from operations of $(1,997,345), offset by (i) a net working capital increase of $582,272; (ii) non-cash expenses of $833,933 including (a) amortization of $125,545; (b) stock-based compensation of $299,999; (c) change in fair value of derivative liability of $335,722; (d) impairment of intangible of $286,826; and (e) interest expense – amortization of debt discount of $140,114; (f) discontinued operations of $77,237, and offset by gain on conversion of debt of $261,797 and gain in debt settlement of $15,268.

Investment Activities

Net cash used in investing activities for the year ended December 31, 2023, was $80,761 compared to $389,985 for the year ended December 31, 2022.

Financing Activities

Net cash provided by financing activities for the year ended December 31, 2023, was $729,395. The amount was related to borrowings from related party of $1,393,000 included with discontinued operations and offset by repayment to related party included with discontinued operations and convertible notes payable of $396,667 and $266,938, respectively. Net cash provided by financing activities for the year ended December 31, 2022 was $2,077,053.

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

The accompanying consolidated financial statements have been prepared assuming that we will continue as a going concern. While the Company is attempting to generate additional revenues, the Company’s cash position may not be significant enough to support the Company’s daily operations. Management intends to raise additional funds by way of a public or private offering. Management believes that the actions presently being taken to further implement its business plan and generate revenues provide the opportunity for the Company to continue as a going concern. While the Company believes in the viability of its strategy to generate revenues and in its ability to raise additional funds, there can be no assurances to that effect. The ability of the Company to continue as a going concern is dependent upon the Company’s ability to further implement its business plan and generate revenues. The Company will require additional cash funding to fund operations. Therefore, the Company concluded there was substantial doubt about the Company’s ability to continue as a going concern.

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

Convertible Promissory Notes

The Company did not enter into convertible promissory notes during the year ending December 31, 2023. All outstanding convertible notes at December 31, 2023 are discussed at the related footnote, see footnote #8 in the notes to the consolidated financial statements.

Off-Balance Sheet Arrangements

As of December 31, 2023, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K promulgated under the Securities Act reasonably likely to have a material effect on our financial condition.

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

The Company’s policy is to maintain an allowance for potential credit losses on accounts receivable. Management reviews the composition of accounts receivable and analyzes historical bad debts, customer concentrations, customer credit worthiness, current economic trends and changes in customer payment patterns to evaluate the adequacy of these reserves. Amounts determined to be uncollectible are charged or written-off against the reserve. As of December 31, 2023, and December 31, 2022, there were $79 and $0, respectively, for bad debt allowance for accounts receivable.

As of December 31, 2023, and December 31, 2022, there were $2,956 and $0, respectively, for bad debt allowance for accounts receivable included with discontinued operations on balance sheets.

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

Based on the Company’s evaluations, revenue from Managed Services is reported on a gross basis because the Company has the primary obligation to fulfill the performance obligations and it creates, reviews and controls the services. The Company takes on the risk of payment to any third-party creators and it establishes the contract price directly with its customers based on the services requested in the statement of work. The contract liabilities as of December 31, 2023, and December 31, 2022 was $0 and $27,500, respectively, and included with discontinued operations on balance sheets.

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

Software Development Costs

We apply ASC 350-40, Intangibles—Goodwill and Other—Internal Use Software, in review of certain system projects. These system projects generally relate to software we do not intend to sell or otherwise market. In addition, we apply this guidance to our review of development projects related to software used exclusively for our SaaS subscription offerings. In these reviews, all costs incurred during the preliminary project stages are expensed as incurred. Once the projects have been committed to and it is probable that the projects will meet functional requirements, costs are capitalized. These capitalized software costs are amortized on a project-by-project basis over the expected economic life of the underlying product on a straight-line basis, which is five years. Amortization commences when the software is available for its intended use. Amounts capitalized related to development of internal use software are included in property and equipment, net, on our Consolidated Balance sheets and related depreciation is recorded as a component of amortization of intangible assets and depreciation in our consolidated statements of operations. During the year ended December 31, 2023, and 2022, we capitalized approximately $80,760 and $384,985, respectively, related to internal use software and recorded $125,545 and $65,286 in related amortization expense, respectively. Unamortized costs of capitalized internal use software totaled $445,582 and $777,192 as of December 31, 2023 and 2022, respectively.

Impairment of Long-Lived Assets

Long-lived assets, which include property, plant and equipment and intangible assets, are reviewed for impairment whenever events or changes in circumstances indicate the carrying amount of an asset may not be recoverable.

Recoverability of long-lived assets to be held and used is measured by comparing the carrying amount of an asset to the estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated undiscounted future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the assets. Fair value is generally determined using the asset’s expected future discounted cash flows or market value, if readily determinable. Based on its review, the Company believes that, as of December 31, 2023 and 2022, there was no impairment loss of its long-lived assets.

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

The Company used Level 3 inputs for its valuation methodology for the derivative liabilities for conversion feature of the convertible notes in determining the fair value the weighted-average Binomial option pricing model following assumption inputs. The fair value of derivative liability as of December 31, 2023 and 2022 was $873,913 and $799,988, respectively.

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

In August 2020, the FASB issued ASU 2020-06, Debt-Debt with Conversion and Other Options (Topic 470) and Derivatives and Hedging-Contracts in Entity’s Own Equity (Topic 815): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity (“ASU 2020-06”). ASU 2020-06 requires companies to measure conversion of debt into equity that contain derivatives with difference as a gain or loss. ASU 2020-06 is effective for fiscal years beginning after December 15, 2022, including those interim periods within those fiscal years. The Company adopted and follows ASU 2020-06, Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity. Pursuant to ASU 2020-06, the Company recorded gain on conversion of notes payable in the amount of $261,798 included in Gain (loss) related to debt on Statement of Operations as of December 31, 2023.

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

Reference is made to pages F-1 through F-35 comprising a portion of this annual report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Disclosure controls are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Exchange Act, such as this quarterly report, is recorded, processed, summarized, and reported within the time period specified in the SEC’s rules and forms. Disclosure controls and procedures are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including the principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. Our management, with the participation of our principal executive officer and principal financial officer (our “Certifying Officers”), evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2023, pursuant to Rule 13a-15(b) under the Exchange Act. Based upon that evaluation, our Certifying Officers concluded that, as of December 31, 2023, our disclosure controls and procedures were not effective. The ineffectiveness of our disclosure controls and procedures was due to the existence of material weaknesses identified below.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2023. In making the assessment, management used the criteria issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO – 2013) in Internal Control-Integrated Framework. Based on its assessment, management concluded that, as of December 31, 2023, our Company’s internal control over financial reporting was ineffective.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. As described above, the Company has concluded that the internal control over financial reporting is ineffective in 2023 because of the material weakness identified by our independent auditor.

ITEM 9B. OTHER INFORMATION

Adoption or Termination of Trading Arrangements by Directors or Officers

During the Company’s quarterly period ended December 31, 2023, no director or officer (as defined in Exchange Act Rule 16a-1(f)) of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement” as defined in Regulation S-K Item 408.

Adoption or Termination of Insider Trading Arrangements and Policies

On March 5, 2024, the Board of Directors adopted a Policy on Insider Trading.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Officers and Directors

As of the date of this annual report, our officers and directors are as follows:

Name	Age	Position
Amir Ben-Yohanan	51	Chief Executive Officer and Director, Principal Executive Officer and Principal Financial and Accounting Officer
Scott Hoey	38	Chief Financial Officer
Harris Tulchin	70	Director
Massimiliano Musina	40	Independent Director

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

ITEM 11. EXECUTIVE COMPENSATION

Executive compensation was paid during the fiscal year ended December 31, 2023 and 2022 to the officers and directors of the Company. The Company has entered into Employment Agreements, a Consulting Agreement, and Directors Agreements with its officers and directors, as applicable, as described below.

The following table presents information regarding the total compensation earned by our executive officers who were serving as executive officers as of December 31, 2023 for services rendered in all capacities to us for the years ended December 31, 2023 and 2022.

Name and Principal Position	Year	Salary ($USD)	Bonus ($USD)	Stock Based Awards ($USD)	Others ($USD)	Total ($USD)
Amir Ben-Yohanan	2023	–	–	195,251	–	195,251
Chairman of the Board, CEO, Principal Accounting Officer	2022	400,000	–	100,000	–	500,000

Harris Tulchin	2023	–	–	130,970	–	130,970
Chief Legal Officer	2022	–	–	100,000	–	100,000

Scott Hoey	2023	120,016	–	–	–	120,016
Chief Financial Officer	2022	64,615	–	–	–	64,615

Employment Agreements

See Employment Agreements on page 20 and 22 of this annual report.

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

Clawback

All awards under the 2023 Equity Plan are subject to reduction, cancellation, forfeiture or recoupment to the extent necessary to comply with (i) any clawback, forfeiture or other similar policy adopted by the Board or the Compensation Committee and as in effect from time to time; and (ii) applicable law.

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

Clawback Policy

On March 5, 2024, the Company’s Board of Directors adopted a Compensation Recovery Policy (the “Policy”). The Policy is intended to further the Company’s pay-for-performance philosophy and to comply with applicable law by providing for the reasonably prompt recovery of certain incentive-based compensation received by executive officers in the event of an accounting restatement. The Policy is intended to comply with, and will be interpreted in a manner consistent with, Section 10D of the Exchange Act, with Exchange Act Rule 10D-1 and with the Nasdaq listing standards.

Pursuant to the Policy, if the Company is required to prepare an accounting restatement due to the material noncompliance by the Company with any financial reporting requirement under the securities laws, including any required accounting restatement to correct an error in previously issued financial statements that is material to the previously issued financial statements, or that would result in a material misstatement if the error were corrected in the current period or left uncorrected in the current period (an “Accounting Restatement”), then the Compensation Committee must determine the Excess Compensation (as hereinafter defined), if any, that must be recovered. The Company’s obligation to recover Excess Compensation is not dependent on if or when the restated financial statements are filed. The Company must recover Excess Compensation reasonably promptly and executive officers are required to repay Excess Compensation to the Company, subject to the terms of the Policy.

The Policy applies to certain incentive-based compensation that is received on or after March 5, 2024, during the three completed fiscal years immediately preceding the Accounting Restatement determination date, as provided in the Policy (the “Covered Period”) while the Company has a class of securities listed on a national securities exchange. The incentive-based compensation is considered “Clawback Eligible Incentive-Based Compensation” if the incentive-based compensation is received by a person after such person became an executive officer and the person served as an executive officer at any time during the performance period to which the incentive-based compensation applies. The “Excess Compensation” that is subject to recovery under the Policy is the amount of Clawback Eligible Incentive-Based Compensation that exceeds the amount of Clawback Eligible Incentive-Based Compensation that otherwise would have been received had such Clawback Eligible Incentive-Based Compensation been determined based on the restated amounts (this is referred to in the listing standards as “erroneously awarded incentive-based compensation”).

Amendment and Termination

The administrator has the authority to amend, suspend or terminate the 2022 Plan provided such action does not impair the existing rights of any participant. The 2022 Plan automatically will terminate in June of 2031, unless it is terminated sooner.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth information regarding the beneficial ownership of our common stock as of March 15, 2024 by:

●	each person known by us to be the beneficial owner of more than 5% of our outstanding shares of common stock;
●	each of our executive officers and directors that beneficially owns shares of our common stock; and
●	all our executive officers and directors as a group.

In the table below, percentage ownership is based on 116,553,686 shares of our common stock issued and outstanding as of March [.], 2024. Unless otherwise noted below, the address for each beneficial owner listed on the table is in care of Clubhouse Media Group, Inc., 3651 Lindell Road, D517, Las Vegas, Nevada 89103. We have determined beneficial ownership in accordance with the rules of the SEC. We believe, based on the information furnished to us, that the persons and entities named in the tables below have sole voting and investment power with respect to all shares of common stock that they beneficially own, subject to applicable community property laws.

Name and Address of Beneficial Owner	Number of Shares Beneficially Owned (1)	Percentage of Outstanding Common Stock
Amir Ben-Yohanan (2)	11,032,673,753	67.0%
Scott Hoey	-	*
Massimiliano Musina	385,309,473	-
Harris Tulchin (3)	488,251,489	0.1%
All executive officers and directors as a group (4 persons)	4,586,144,060	67.1%

*	Below 1%.

(1)	Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities. Pursuant to Rules 13d-3 and 13d-5 of the Exchange Act, beneficial ownership includes any shares as to which a shareholder has sole or shared voting power or investment power, and also any shares which the shareholder has the right to acquire within 60 days, including upon exercise of common shares purchase options or warrants. We did not deem these shares outstanding, however, for the purpose of computing the percentage ownership of any other person.
(2)	Mr. Ben-Yohanan beneficially owns one share of Series X Preferred Stock which has a number of votes equal to all of the other votes entitled to be cast on any matter by any other shares or securities of the Company plus one, but does not have any economic or other interest in the Company.
(3)	Pursuant to the Director Agreement, the Company agreed to issue Mr. Tulchin a number of shares of common stock of the Company having a fair market value (as defined in the Director Agreement) of $25,000 at the end of each calendar quarter that he serves as a director, thus far he has not been issued any shares of our common stock under the Director Agreement, and is entitled to receive $50,000 of shares based on the fair market value (as defined in the Director Agreement) at the end of the next calendar quarter.

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

On February 2, 2021, the Company and Amir Ben-Yohanan, its Chief Executive Officer, entered into a promissory note in the total principal amount of $2,400,000 (the “Amir 2021 Note”) to replace the Amir 2020 note with a maturity date of February 2, 2024. The Note memorializes a $2,400,000 loan that Mr. Ben-Yohanan previously advanced to the Company and its subsidiaries to fund their operations. The Note bears simple interest at a rate of eight percent (8%) per annum, and the Company may prepay all or any portion of the principal amount and any accrued and unpaid interest of the Note at any time without penalty. The Note bears simple interest at a rate of eight percent (8%) per annum, and the Company may prepay all or any portion of the principal amount and any accrued and unpaid interest of the Note at any time without penalty. The loan was paid in full as of December 31, 2022.

For the years ended December 31, 2023 and 2022, the Company borrowed $1,393,000 and $525,050, respectively, from Amir. The Company, also, made payments of $396,667 and settled of $1,197,501 with issuance in common stock shares towards the note payable as of December 31, 2023. The note is due on demand and has no interest.

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

As of December 31, 2023 and December 31, 2022, The Company has a payable balance owed to the sellers of Magiclytics of $97,761 and $97,761 from the acquisition of Magiclytics on February 3, 2021.

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

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Fruci & Associates II, PLLC had served as the Company’s independent registered public accounting firm since September 8, 2020 until March 31, 2023. Yusufali & Associates, LLC has served as the Company’s independent registered public accounting firm since March 31, 2023. Fruci & Associates II, PLLC had served as the Company’s independent registered public accounting firm since March 31, 2023.The following is a summary of fees paid or to be paid to Yusufali and Fruci, respectively for the fiscal years ended December 31, 2023 and 2022.

	Year Ended December 31,
	2023	2022
Audit Fees	$25,008	$62,500
Audit Related Fees	$30,000	$1,500
Tax Fees	$—	$—
All Other Fees	$—	$—
Total	$55,008	$64,000

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

Item 16. Form 10-K Summary

Not applicable.

EXHIBIT INDEX

Exhibit No.	Document
10.1	Securities Purchase Agreement, entered into on July 11, 2022 and dated as of July 8, 2022, between the registrant and 1800 Diagonal Lending, LLC (incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed with the SEC on July 14, 2022).
10.2	Convertible Promissory Note issued on July 11, 2022 and dated as of July 8, 2022, by the registrant in favor of 1800 Diagonal Lending, LLC (incorporated by reference to Exhibit 10.2 to the registrant’s Current Report on Form 8-K filed with the SEC on July 14, 2022)
10.3	Promissory Note issued on July 12, 2022 by the registrant in favor of Amir Ben-Yohanan (incorporated by reference to Exhibit 10.3 to the registrant’s Current Report on Form 8-K filed with the SEC on July 14, 2022).
10.4†	Clubhouse Media Group, Inc. 2023 Equity Incentive Plan, adopted on July 11, 2022 (incorporated by reference to Exhibit 10.4 to the registrant’s Current Report on Form 8-K filed with the SEC on July 14, 2022).
10.5	Joint Venture Deal Memo, dated July 31, 2022, between the Company and Alden Henri Reiman (incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed with the SEC on August 4, 2022).
10.6	Operating Agreement of The Reiman Agency LLC, dated July 31, 2022. (incorporated by reference to Exhibit 10.2 to the registrant’s Current Report on Form 8-K filed with the SEC on August 4, 2022).
10.7	Executive Employment Agreement, dated July 31, 2022, between the Company and Alden Henri Reiman (incorporated by reference to Exhibit 10.3 to the registrant’s Current Report on Form 8-K filed with the SEC on August 4, 2022)
19.1	Insider Trading Policy, adopted by the registrant on March 5, 2024.
31.1*	Certification of the principal executive officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of the principal financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
97.1	Compensation Recovery Policy, adopted by the registrant on March 5, 2024.
101.INS*	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH*	Inline XBRL Taxonomy Extension Schema
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase
104*	Cover Page Interactive Data File—the cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

* Filed herewith.

** Furnished herewith.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Clubhouse Media Group, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Clubhouse Media Group, Inc. and Subsidiaries (“the Company”) as of December 31, 2022 and 2021, and the related consolidated statements of operations, statements of stockholders’ equity (deficit), and cash flows for each of the years in the two-year period ended December 31, 2022, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021 and the results of its operations and its cash flows for each of the years in the two- year period ended December 31, 2022, in conformity with accounting principles generally accepted in the United States of America.

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

Spokane, Washington

March 30, 2023

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Clubhouse Media Group, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Clubhouse Media Group, Inc., and Subsidiaries (“the Company”) as of December 31, 2023, and the related consolidated statements of operations, statements of stockholders’ equity (deficit), and cash flows for the years ended December 31, 2023, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023, and the results of its operations and its cash flows for the year ended December 31, 2023, in conformity with accounting principles generally accepted in the United States of America.

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

Revenue recognition and completeness - Refer to Note 2 to the financial statements

Critical Audit Matter Description

The Company has revenue generating activities, from an increasing number of sources, that is dependent on third- party influences creating and publishing agreed upon media subject to varying timelines not always directly under the Company’s direct control. The nature of the Company’s contracts with customers require consideration of whether the Company acts as either the principal or agent in the contracts, which includes subjective analysis of the level of control the Company maintains related to the contracts.

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

Yusufali & Associates, LLC

We have served as the Company’s auditor since 2023.

Short Hills, New Jersey

March 21, 2023

Clubhouse Media Group, Inc.

Consolidated Balance Sheets

	As of December 31,	As of December 31,
	2023	2022
Assets
Current assets:
Cash and cash equivalents	$125,207	$57,713
Accounts receivable, net	14,848	2,966
Discontinued operations - current	199,619	368,398
Total current assets	339,674	429,077

Intangibles	445,582	777,192
Discontinued operations - long term	16,707	37,485
Total assets	$801,963	$1,243,754

Liabilities and stockholders’ equity (deficit)
Current liabilities:
Accounts payable and accrued liabilities	$2,127,857	$2,102,169
Convertible notes payable, net	4,162,778	4,504,103
Shares to be issued	318,042	573,333
Derivative liability	873,913	799,988
Discontinued operations - current	510,173	942,397
Total current liabilities	7,992,763	8,921,990

Total liabilities	7,992,763	8,921,990

Commitments and contingencies	–	–

Stockholders’ equity (deficit):
Preferred stock, par value $0.001, authorized 50,000,000 shares; 1 shares issued and outstanding at December 31, 2023 and December 31, 2022	–	–
Common stock, par value $0.000001, authorized 25,000,000,000 shares; 16,372,179,486 and 6,830,378,163 shares issued and outstanding at December 31, 2023 and December 31, 2022, respectively	16,373	6,831
Additional paid-in capital	27,662,827	24,744,738
Accumulated deficit	(35,184,891)	(32,814,971)
Total Clubhouse Media stockholders’ equity (deficit)	(7,505,691)	(8,063,402)
Non-controlling interest	314,891	385,166
Total stockholders’ deficit	(7,190,800)	(7,678,236)
Total liabilities and stockholders’ equity (deficit)	$801,963	$1,243,754

See Accompanying Notes to Consolidated Financial Statements.

Clubhouse Media Group, Inc.

Consolidated Statements of Operations and Comprehensive Loss

	For the Year Ended December 31, 2023	For the Year Ended December 31, 2022

Total revenue, net	$1,495,145	$1,018,342
Cost of sales	971,470	775,317
Gross profit	523,675	243,025

Operating expenses:
Advertising expenses	42,359	54,301
Selling, general, and administrative	415,985	275,721
Salaries & wages	720,277	1,033,759
Professional and consultant fees	106,561	678,424
Total operating expenses	1,285,182	2,042,205

Operating Income (Loss)	(761,507)	(1,799,180)

Other (income) expenses:
Interest expense, net	750,212	1,459,053
Amortization of debt discounts, net	140,144	2,415,346
Interest expense - excess derivatives	–	758,265
Loss in extinguishment of debt	–	1,190,809
Loss on impairment of intangible	286,826	-
Gain related to debt activities	(277,066)	(1,429,906)
Change in fair value of derivative liability	335,722	166,309
Total other (income) expenses	1,235,838	4,559,876

Income (Loss) before income taxes	(1,997,345)	(6,359,056)

Income tax (benefit) expense	-	-

Net income (loss) from continuing operations	(1,997,345)	(6,359,056)
Net income (loss) from discontinued operations - non-controlling interest	(70,275)	385,166
Net income (loss) from discontinued operations	(372,575)	(1,551,841)
Net Income (Loss)-shareholders	$(2,369,920)	$(7,910,897)

Basic weighted average shares outstanding	11,008,929,419	1,340,393,768
Diluted weighted average shares outstanding	11,008,929,419	1,340,393,768

Basic - net loss from continuing operations per share	$(0.00)	$(0.00)
Diluted - net loss from continuing operations per share	$(0.00)	$(0.00)
Basic - net loss from discontinued operations per share	$(0.00)	$(0.00)
Diluted - net loss from discontinued operations per share	$(0.00)	$(0.00)
Basic - net loss per share	$(0.00)	$(0.01)
Diluted - net loss per share	$(0.00)	$(0.01)

See Accompanying Notes to Consolidated Financial Statements.

Clubhouse Media Group, Inc.

Consolidated Statements of Stockholders’ Deficit

	Preferred Stock		Common Stock				Total
	50,000,000 shares authorized		25,000,000,000 shares authorized				Clubhouse Media		Total
		Par Value		Par Value	Additional		Stockholders’	Non-	Stockholders’
	Shares	$0.001 per	Shares	$0.000001	Paid in	Accumulated	Equity	controlling	Equity
	Issued	share	Issued	per share	Capital	Deficit	(Deficit)	Interest	(Deficit)

Balance, December 31, 2022	1	$-	6,830,378,163	$6,831	$24,744,738	$(32,814,971)	$(8,063,402)	$385,166	$(7,678,236)

Shares issued for debt conversions	-	-	1,431,944,776	1,432	182,446	-	183,878	-	183,878
Net Income (Loss)	-	-	-	-	-	(2,078,200)	(2,078,200)	(144,119)	(2,222,319)
Balance, March 31, 2023	1	$-	8,262,322,939	$8,263	$24,927,184	$(34,893,171)	$(9,957,724)	$241,047	(9,716,677)

Shares issued for debt conversions	-	-	377,624,000	378	20,392	-	20,770	-	20,770
Net Income (Loss)	-	-	-	-	-	(359,764)	(359,764)	(12,158)	(371,922)
Balance, June 30, 2023	1	$-	8,639,946,939	$8,641	$24,947,576	$(35,252,935)	$(10,296,718)	$228,889	$(10,067,829)

Shares issued for debt exchange	-	-	5,987,500,000	5,988	1,191,513	-	1,197,501	-	1,197,501
Forgivness of accrued management wages	-	-	-	-	945,000	-	945,000	-	945,000
Net Income (Loss)	-	-	-	-	-	(215,065)	(215,065)	98,422	(116,643)
Balance, September 30, 2023	1	$-	14,627,446,939	$14,629	$27,084,089	$(35,468,000)	$(8,369,282)	$327,311	$(8,041,971)

Shares issued for services	-	-	1,448,352,195	1,448	553,842	-	555,290	-	555,290
Shares issued for debt conversions	-	-	296,380,352	296	24,896	-	25,192	-	25,192
Net Income (Loss)	-	-	-	-	-	283,109	283,109	(12,420)	270,689
Balance, December 31, 2023	$1	$-	$16,372,179,486	$16,373	$27,662,827	$(35,184,891)	$(7,505,691)	$314,891	$(7,190,800)

Summary Year to Date Activity:
Balance, Beginning of Year	1	$-	6,830,378,163	$6,831	$24,744,738	$(32,814,971)	$(8,063,402)	$385,166	$(7,678,236)
Shares issued for debt conversions	-	-	2,105,949,128	2,106	227,734	-	229,840	-	229,840
Shares issued for debt exchange	-	-	5,987,500,000	5,988	1,191,513	-	1,197,501	-	1,197,501
Shares issued for services	-	-	1,448,352,195	1,448	553,842	-	555,290	-	555,290
Forgivness of accrued management wages	-	-	-	-	945,000	-	945,000	-	945,000
Net Income (Loss)	-	-	-	-	-	(2,369,920)	(2,369,920)	(70,275)	(2,440,195)
Balance, December 31, 2023	1	-	16,372,179,486	$16,373	$27,662,827	$(35,184,891)	$(7,505,691)	$314,891	$(7,190,800)

See Accompanying Notes to Consolidated Financial Statements.

Clubhouse Media Group, Inc.

Consolidated Statements of Cash Flows

	For the Year Ended December 31,	For the Year Ended December 31,
	2023	2022
Cash flows from operating activities:
Net income (loss) from continuing operations	$(1,997,345)	$(6,359,056)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Amortization	125,545	100,991
Loss on impairment of intangible	286,826	–
Imputed interest	–	6,842
Interest expense - amortization of debt discounts	140,144	2,415,346
Additional non-cash interest expense due to debt restructuring	–	650,160
Stock compensation expense	299,999	243,913
Change in fair value of derivative liability	335,722	(166,309)
Gain or loss in debt settlement	(15,269)	(1,429,906)
Gain or loss on debt conversion	(261,797)	–
Loss in extinguishment of debt	–	1,190,809
Accretion expense - excess derivative liability	–	758,265
Net changes in operating assets & liabilities:
Accounts receivable	(11,883)	(17,441)
Prepaid expense, deposits and other current assets	–	445,953
Accounts payable, accrued liabilities, due to affiliates, and other long-term liabilities	594,155	1,336,589
Net cash used in operating activities from continuing operations	(503,903)	(823,844)
Net cash used in operating activities from discontinued operations	(77,237)	(1,105,031)
Net cash used in operating activities	(581,140)	(1,928,875)

Cash flows from investing activities:
Purchases of property, plant, and equipment	–	(5,000)
Purchases of intangible assets	(80,761)	(384,985)
Net cash used in investing activities from continuing operations	(80,761)	(389,985)
Net cash used in investing activities from discontinued operations	–	–
Net cash used in investing activities	(80,761)	(389,985)

Cash flows from financing activities:
Shares issued for cash	-	596,258
Borrowings from convertible notes payable	-	779,063
Repayment to convertible notes payable	(266,938)	(298,945)
Net cash provided by financing activities from continuing operations	(266,938)	1,076,376
Net cash provided by financing activities from discontinued operations-RP	996,333	1,000,677
Net cash provided by financing	729,395	2,077,053

Net increase in cash and cash equivalents	67,494	(241,807)
Cash and cash equivalents at beginning of period	57,713	299,520
Cash and cash equivalents at end of period	$125,207	$57,713

Supplemental disclosure of cash flow information
Cash paid during the period for:
Interest	$-	$-
Income taxes	$-	$-

Supplemental disclosure of non-cash investing and financing Activities:
Forgiveness of accrued management wages	$945,000	$-
Shares issued for conversion from convertible note payable	$229,840	$5,066,207
Shares issued for debt exchange-discontinued operations	$1,197,501	$-
Shares issued to settle accounts payable	$-	$-
Reclass of derivative liability to additional paid in capital	$-	$2,332,225
Shares issued to directors	$555,290	$-

See Accompanying Notes to Consolidated Financial Statements.

Clubhouse Media Group, Inc.

Notes to the Consolidated Financial Statements

December 31, 2023 and 2022

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

On May 29, 2020, Mr. Arcaro, through his ownership of Algonquin Partners Inc. (“Algonquin”), owner 65% of the Company’s common stock, entered into a Stock Purchase Agreement by and among West of Hudson Group, Inc. (“WOHG”), the Company, Algonquin, and Mr. Arcaro. The Stock Purchase Agreement, as subsequently amended, is referred to herein as the “SPA.” Pursuant to the terms of the SPA, WOHG agreed to purchase, and Algonquin agreed to sell 30,000,000 shares of the Company’s common stock in exchange for payment by WOHG to Algonquin of $240,000 (the “Stock Purchase”). The Stock Purchase closed on June 18, 2020, resulting in a change of control of the Company. Mr. Arcaro resigned from any and all officer and director positions with the Company.

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

On November 12, 2020, the Company and WOHG entered into the Merger Agreement, and WOHG thereafter became a wholly owned subsidiary of the Company. WOHG was determined to be the accounting acquirer in the Merger based upon the terms of other factors, including: (1) the security holders owned approximately 50.54% of the Company’s issued and outstanding common stock as of immediately after the closing of the Merger. Following the completion of the Merger, the Company changed its name from Tongji Healthcare Group, Inc. to Clubhouse Media Group, Inc. The Merger was accounted for as a reverse-merger and recapitalization in accordance with accounting principles generally accepted in the United States of America (“GAAP”). WOHG was the acquirer for financial reporting purposes and Clubhouse Media Group, Inc. was the acquired company. Consequently, the assets and liabilities and the operations that are reflected in the historical financial statements prior to the Merger will be those of WOHG and will be recorded at the historical cost basis of WOHG. The consolidated financial statements after completion of the Merger include the assets and liabilities of the Company and WOHG, historical operations of WOHG and operations of the Company from the closing date of the Merger. Common stock and the corresponding capital amounts of the Company pre-merger have been retroactively restated as capital stock shares reflecting the exchange ratio in the Merger. This was a common control transaction so all amounts were based on historical cost and no goodwill was recorded.

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

Principles of Consolidation

The consolidated financial statements include the financial statements of the Company and its subsidiaries. All significant inter-company transactions and balances have been eliminated in consolidation. The Company includes within the consolidated financial statements the joint venture, see Note 12, due to ability to exert control over the financial and operating polices which includes ownership of equal to or greater than 50% of the joint venture.

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

Reclassification

Certain reclassifications have been made to prior year financial statements to conform to the current year presentation. These reclassifications had no effect on our previously reported results of operations or accumulated deficit.

Business Combination

The Company applies the provisions of the Financial Accounting Standards Board’s (the “FASB”) Accounting Standards Codification (“ASC”) 805, Business Combinations, in accounting for its acquisitions. It requires the Company to recognize separately from goodwill the assets acquired and the liabilities assumed, at the acquisition date, fair values. Goodwill as of the acquisition date is measured as the excess of consideration transferred over the acquisition date fair values of the net assets acquired and the liabilities assumed. While the Company uses its best estimates and assumptions to accurately value assets acquired and liabilities assumed at the acquisition date as well as contingent consideration, where applicable, its estimates are inherently uncertain and subject to refinement. As a result, during the measurement period, which may be up to one year from the acquisition date, the Company records adjustments to the assets acquired and liabilities assumed with the corresponding offset to goodwill. Upon the conclusion of the measurement period or final determination of the values of assets acquired or liabilities assumed, whichever comes first, any subsequent adjustments are recorded to the consolidated statements of operations.

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

Advertising

Advertising costs are expensed when incurred and are included in selling, general, and administrative expenses in the accompanying consolidated statements of operations. We incurred advertising expenses of $42,359 and $54,301 for the year ended December 31, 2023, and 2022, respectively.

Accounts Receivable

The Company’s accounts receivable arises from providing services. The Company does not adjust its receivables for the effects of a significant financing component at contract inception if it expects to collect the receivables in one year or less from the time of sale. The Company does not expect to collect receivables greater than one year from the time of sale.

The Company’s policy is to maintain an allowance for potential credit losses on accounts receivable. Management reviews the composition of accounts receivable and analyzes historical bad debts, customer concentrations, customer credit worthiness, current economic trends and changes in customer payment patterns to evaluate the adequacy of these reserves. Amounts determined to be uncollectible are charged or written-off against the reserve. As of December 31, 2023, and December 31, 2022, there were $79 and $0, respectively, for bad debt allowance for accounts receivable. As of December 31, 2023, and December 31, 2022, there were $2,956 and $0, respectively, for bad debt allowance for accounts receivable included with discontinued operations on balance sheets.

Property and equipment, net

Plant and equipment are stated at cost less accumulated depreciation and impairment. Depreciation of property, plant and equipment and are calculated on the straight-line method over their estimated useful lives or lease terms generally as follows:

Classification	Useful Life
Equipment	3 years

Lease

The Company elected to use the short-term exception and does not record assets/liabilities for short term leases as of December 31, 2023, and December 31, 2022.

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

Based on the Company’s evaluations, revenue from Managed Services is reported on a gross basis because the Company has the primary obligation to fulfill the performance obligations and it creates, reviews and controls the services. The Company takes on the risk of payment to any third-party creators and it establishes the contract price directly with its customers based on the services requested in the statement of work. The deferred revenue as of December 31, 2023, and December 31, 2022, were $0 and $27,500, respectively, and included with discontinued operations on balance sheets. As of December 31, 2023, the Company has shifted focus from managed services to HoneyDrip.com platform as such managed services is included in discontinued operations on statement of operations.

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

Software Development Costs

We apply ASC 350-40, Intangibles—Goodwill and Other—Internal Use Software, in review of certain system projects. These system projects generally relate to software we do not intend to sell or otherwise market. In addition, we apply this guidance to our review of development projects related to software used exclusively for our SaaS subscription offerings. In these reviews, all costs incurred during the preliminary project stages are expensed as incurred. Once the projects have been committed to and it is probable that the projects will meet functional requirements, costs are capitalized. These capitalized software costs are amortized on a project-by-project basis over the expected economic life of the underlying product on a straight-line basis, which is five years. Amortization commences when the software is available for its intended use. Amounts capitalized related to development of internal use software are included in property and equipment, net, on our Consolidated Balance sheets and related depreciation is recorded as a component of amortization of intangible assets and depreciation in our consolidated statements of operations. For the year ended December 31, 2023, and 2022, we capitalized $80,760 and $38,985, respectively, related to internal use software and recorded $125,545 and $65,286 in related amortization expense, respectively. Unamortized costs of capitalized internal use software totaled $445,582 and $777,192 as of December 31, 2023, and 2022, respectively. As of December 31, 2023, the Company fully impaired developed technology-magiclytics.

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

For other intangible assets that are not deemed indefinite-lived, cost is generally amortized on a straight-line basis over the asset’s estimated economic life, except for individually significant customer-related intangible assets that are amortized in relation to total related sales. Amortizable intangible assets are reviewed for impairment whenever events or changes in circumstances indicate that the related carrying amounts may not be recoverable. In these circumstances, they are tested for impairment based on undiscounted cash flows and, if impaired, written down to estimated fair value based on either discounted cash flows or appraised values. The Company impaired $0 and $0 of goodwill for the year ended December 31, 2023 and 2022, respectively.

Impairment of Long-Lived Assets

Long-lived assets, which include property, plant and equipment and intangible assets, are reviewed for impairment whenever events or changes in circumstances indicate the carrying amount of an asset may not be recoverable.

Recoverability of long-lived assets to be held and used is measured by comparing the carrying amount of an asset to the estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated undiscounted future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the assets. Fair value is generally determined using the asset’s expected future discounted cash flows or market value, if readily determinable. Based on its review, the Company believes that, as of and for the year ended December 31, 2023, and 2022, there were no impairment loss of its long-lived assets.

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

Basic Income (Loss) Per Share

Under the provisions of ASC 260, “Earnings per Share,” basic loss per common share is computed by dividing net loss available to common shareholders by the weighted average number of shares of common stock outstanding for the periods presented. Diluted net loss per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that would then share in the income of the Company, subject to anti-dilution limitations. Potential common shares consist of the convertible promissory notes payable as of December 31, 2023 and 2022. As of December 31, 2023 and 2022, there were 8,865,097,663 and 7,921,962,277 potential shares issuable upon conversion of convertible notes payable. As of December 31, 2023 and 2022, there were approximately 165,077 potential shares issuable upon conversion of warrants. All potential shares from convertible notes payable and warrants were considered anti-dilutive as of December 31, 2023 and 2022.

The table below presents the computation of basic and diluted earnings per share for the year ended December 31, 2023 and 2022:

	For the year ended December 31, 2023	For the year ended December 30, 2022
Numerator:
Net income (loss)	$(2,369,920)	$(7,910,897)
Denominator:
Weighted average common shares outstanding—basic	11,008,929,419	1,340,393,768
Dilutive common stock equivalents	-	-
Weighted average common shares outstanding—diluted	11,008,929,419	1,340,393,768
Net loss per share:
Basic	$(0.00)	$ (0.01)
Diluted	$(0.00)	$ (0.01)

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

The following table presents the Company’s assets and liabilities required to be reflected within the fair value hierarchy as of December 31, 2023 and 2022.

	Fair Value As of	Fair Value Measurements at December 31, 2023 Using Fair Value Hierarchy
Description	December 31, 2023	Level 1	Level 2	Level 3
Derivative liability	$873,913	$-	$-	$873,913

Total	$873,913	$-	$-	$873,913

	Fair Value As of	Fair Value Measurements at December 31, 2022 Using Fair Value Hierarchy
Description	December 31, 2022	Level 1	Level 2	Level 3
Derivative liability	$799,988	$-	$-	$799,988

Total	$799,988	$-	$-	$799,988

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

In August 2020, the FASB issued ASU 2020-06, Debt-Debt with Conversion and Other Options (Topic 470) and Derivatives and Hedging-Contracts in Entity’s Own Equity (Topic 815): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity (“ASU 2020-06”). ASU 2020-06 requires companies to measure conversion of debt into equity that contain derivatives with difference as a gain or loss. ASU 2020-06 is effective for fiscal years beginning after December 15, 2022, including those interim periods within those fiscal years. The Company adopted and follows ASU 2020-06, Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity. Pursuant to ASU 2020-06, the Company recorded gain on conversion of notes payable in the amount of $261,798 included in Gain related to debt activities on Statement of Operations as of December 31, 2023.

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

New Accounting Pronouncements

In June 2016, the FASB issued ASU 2016-13, Measurement of Credit Losses on Financial Instruments (Topic 326): Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”). ASU 2016-13 requires companies to measure credit losses utilizing a methodology that reflects expected credit losses and requires a consideration of a broader range of reasonable and supportable information to inform credit loss estimates. ASU 2016-13 is effective for fiscal years beginning after December 15, 2022, including those interim periods within those fiscal years. We adopted during current period and noted no material impact to the consolidated financial statements.

Management does not believe that any recently issued and not adopted and/or effective, accounting pronouncements would have a material effect on the accompanying financial statements.

NOTE 3 – GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates continuity of operations, realization of assets, and liquidation of liabilities in the normal course of business.

As reflected in the accompanying financial statements, the Company had a net loss of $(2,369,920) for the year ended December 31, 2023, negative working capital of $(7,653,090) as of December 31, 2023, and stockholder’s deficit of $(7,190,800). These factors among others raise substantial doubt about the Company’s ability to continue as a going concern.

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

The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

NOTE 4 – PROPERTY AND EQUIPMENT

Fixed assets, net consisted of the following:

	December 31, 2023	December 31, 2022	Estimated Useful Life

Equipment	$118,638	$118,638	3 years
Less: accumulated depreciation and amortization	(101,930)	(81,153)
Property, plant, and equipment, net,	$16,708	$37,485

The above fixed assets are included in discontinued operations on the balance sheets. Depreciation expenses were $20,777 and $35,166 for the year ended December 31, 2023 and 2022, respectively, and included with discontinued operations on the statement of operations.

NOTE 5 – INTANGIBLES

As of December 31, 2023 and 2022, the Company had intangible assets of $445,582 and $777,192 from and after the acquisition of Magiclytics in February 2021. It is a platform that is internally developed for revenue prediction from influencer collaboration and our digital platform Honeydrip.com.

The following table sets forth the Company’s infinite and finite-lived intangible assets resulting from business acquisitions and other purchases, which continue to be amortized:

	Weighted Average	December 31, 2023			December 31, 2022
	Useful Life (in Years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Value	Accumulated Amortization	Net Carrying Amount
Developed technology - Magiclytics	5	$647,743	$202,161	$445,582	$566,983	$76,617	$490,366
Developed technology - Magiclytics	-	-	-	-	286,826	-	286,826
		$647,743	$202,161	$445,582	$853,809	$76,617	$777,192

For infinite life intangible asset, the Company considered whether or not there is indication of impairment and determined none for the years ended December 31, 2023 and 2022. During 2023, the Company fully impaired developed technology-Magiclytics of $286,826.

Amortization expenses were $125,545 and $65,826 for the years ended December 31, 2023 and 2022, respectively.

NOTE 6 – ACCOUNTS PAYABLE AND ACCRUED LIABILITES

Accrued liabilities at December 31, 2023 and 2022 consist of the following:

	December 31, 2023	December 31, 2022
Accounts payable	$9,747	$16,382
Accrued payroll	370,000	1,015,000
Accrued interest	1,626,590	903,935
Other	121,520	166,852
	$2,127,857	$2,102,169

NOTE 7 – CONVERTIBLE NOTES PAYABLE

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

GS Capital converted $20,000 of principal amount and $4662 accrued interest to 296,380,352 common shares in the current quarter ended December 31, 2023. It further converted $421,063 of the principal amount and $4,690 accrued interest to 378,633,891 common shares in the quarter ended September 30, 2022. It further converted $65,000 of principal to 481,221,646 common shares in the first quarter of 2023. The balance of the GS Capital #2 Note as of December 31, 2023, was $0.

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

The balance of the GS Capital #3 Note as of December 31, 2023 and 2022 was $577,778 and $577,778, respectively. The Company is currently in default of the GS Capital #3 Note.

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

The balance of the GS Capital Note #4 as of December 31, 2023 and 2022 was $550,000 and $550,000, respectively. The Company is currently in default of the GS Capital #4 Note.

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

The balance of the GS Capital Note #5 as of December 31, 2023 and 2022 was $550,000 and $550,000, respectively.

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

The balance of the GS Capital Note #6 as of December 31, 2023 and 2022 was $550,000 and $550,000, respectively. The Company is currently in default of the GS Capital #6 Note.

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

The balance of the Eagle Equities Note as of December 31, 2023 and 2022, was $1,100,000 and $1,100,000, respectively. The Company is currently in default of the Eagle Equities Note.

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

The balance of the Chris Etherington Note as of December 31, 2023 and 2022 was $165,000 and $165,000, respectively. The Company is currently in default of the Chris Etherington Note.

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

The balance of the Riu Wu Note as of December 31, 2023 and 2022 was $550,000 and $550,000, respectively. The Company is currently in default of the Rui Wu Note.

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

The balance of the Fast Capital note as of December 31, 2023 and 2022 was $120,000 and $120,000 respectively. The Company is currently in default of the Fast Capital Note.

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

The balance of the ONE44 Capital note as of December 31, 2023 and 2022 was $0 and $135,000 respectively.

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

The balance of the ONE44 Capital note as of December 31, 2023 and 2022 was $0 and $115,000, respectively.

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

On February 17, 2023, the Company entered into a Settlement and Release Agreement by and between the Company and 1800 Diagonal Lending LLC. Pursuant to the terms of the Agreement, in full and final settlement of the Diagonal lending LLC notes, the Company agreed to (i) pay to the Lender $105,000; and (ii) issue to the Lender shares of the Company’s common stock with respect to the Lender’s notice of conversion dated February 16, 2023 relating to a partial conversion of Note #1 (with a then-current balance of $45,479).

As a result, as of February 17, 2023, pursuant to the terms of the Agreement, the Debt was settled and all the 1800 Diagonal Lending LLC notes were terminated.

The balance of the Diagonal note as of December 31, 2023 and 2022 was $0 and $86,625, respectively.

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

On February 17, 2023, the Company entered into a Settlement and Release Agreement by and between the Company and 1800 Diagonal Lending LLC. Pursuant to the terms of the Agreement, in full and final settlement of the Diagonal lending LLC notes, the Company agreed to (i) pay to the Lender $105,000; and (ii) issue to the Lender shares of the Company’s common stock with respect to the Lender’s notice of conversion dated February 16, 2023 relating to a partial conversion of Note #1 (with a then-current balance of $45,479).

As a result, as of February 17, 2023, pursuant to the terms of the Agreement, the Debt was settled and all the 1800 Diagonal Lending LLC notes were terminated.

The balance of the Diagonal note as of December 31, 2023 and 2022, was $0 and $61,813, respectively.

Below is the summary of the principal balance and debt discounts as of December 31, 2023.

Convertible Promissory Note Holder	Start Date	End Date	Initial Note Principal Balance	Current Note Principal Balance	Debt Discounts As of Issuance	Amortization	Debt Discounts As of December 31, 2023
GS Capital #2	2/16/2022	2/16/2022	577,778	-	577,778	(577,778)	-
GS Capital #2 - replacement	6/29/2022	8/16/2022	635,563	-	-	-	-
GS Capital #3	3/16/2022	3/16/2022	577,778	577,778	577,778	(577 778)	-
GS Capital #4	4/1/2022	4/1/2022	550,000	550,000	550,000	(550,000)	-
Eagle Equities LLC	4/13/2022	4/13/2022	1,100,000	1,100,000	1,100,000	(1,100,000)	-
GS Capital #5	4/29/2022	4/29/2022	550,000	550,000	550,000	(550,000)	-
GS Capital #6	6/3/2022	6/3/2022	550,000	550,000	550,000	(550,000)	-
Chris Etherington	8/26/2022	8/26/2022	165,000	165,000	165,000	(165,000)	-
Rui Wu	8/26/2022	8/26/2022	550,000	550,000	550,000	(550,000)	-
Sixth Street Lending #1	11/28/2022	11/28/2022	224,000	-	173,894	(173,894)	-
Sixth Street Lending #2	12/9/2022	12/9/2022	93,500	-	79,118	(79,118)	-
Fast Capital LLC	1/10/2022	1/10/2023	120,000	120,000	120,000	(120,000)	-
Sixth Street Lending #3	1/12/2022	1/12/2023	70,125	-	50,748	(50,748)	-
One 44 Capital	2/16/2022	2/16/2023	175,500	-	148,306	(148,306)	-
Coventry Enterprise	3/3/2022	3/3/2023	150,000	-	150,000	(150,000)	-
One 44 Capital #2	5/20/2022	5/20/2023	115,000	-	115,000	(115,000)	-
1800 Diagonal Lending LLC	6/23/2022	6/23/2023	86,625	-	86,625	(86,625)	-
1800 Diagonal Lending LLC	7/8/2022	7/8/2023	61,813	-	61,813	(61,813)	-
Total					Total		$-
					Remaining note principal balance		4,162,778
					Total convertible promissory notes, net		$4,162,778

Future payments of principal of convertible notes payable at December 31, 2023 are as follows:

Years ending December 31,
2024	$(4,162,778)
2025	–
2026	–
Thereafter	–
Total	$(4,162,778)

Interest expenses recorded related to the convertible notes payable for the year ended December 31, 2023 and 2022 were $750,212 and $845,053, respectively.

The Company amortized $140,144 and $2,415,346 of the discount on the convertible notes payable to interest expense for the year ended December 31, 2023, and 2022, respectively.

The Company recognized additional non-cash interest expense from excess derivative of $0 and $758,265 for the year ended December 31, 2023 and 2022, respectively.

NOTE 8 – SHARES ISSUED - LIABILITY

As of December 31, 2023 and 2022, the Company entered into various consulting agreements with consultants, directors, and convertible debt. The balances of shares to be issued – liability was $318,042 and $573,333, respectively. The Company recorded these consultant and director shares under liability based on the shares will be issued at a fixed monetary amount known at inception under ASC 480.

Shares to be issued - liability is summarized as below:

Beginning Balance, January 1, 2022	$1,047,885
Shares to be issued	672,819
Shares issued	(1,147,371)
Ending Balance, December 31, 2022	$573,333

Shares to be issued - liability is summarized as below:

Beginning Balance, January 1, 2023	$573,333
Shares to be issued	300,000
Shares issued	(555,291)
Ending Balance, December 31, 2023	$318,042

NOTE 9 – DERIVATIVE LIABILITY

The derivative liability is derived from the conversion features in note 8 signed for the period ended December 31, 2022. All were valued using the weighted-average Binomial option pricing model using the assumptions detailed below. As of December 31, 2023 and 2022, the derivative liability was $873,913 and $799,988, respectively. The Company recorded $335,722 loss and $166,309 loss from changes in derivative liability during the years ended December 31, 2023 and 2022, respectively.

The Binomial model with the following assumption inputs:

December 31, 2022
Annual Dividend Yield	—
Expected Life (Years)	0.1 – 0.7 years
Risk-Free Interest Rate	1.282% - 2.98%
Expected Volatility	149-612%

Fair value of the derivative is summarized as below:

Beginning Balance, December 31, 2021	$513,959
Additions	2,451,945
Mark to Market	166,309
Cancellation of Derivative Liabilities Due to Conversions	-
Reclassification to APIC Due to Conversions	(2,332,225)
Ending Balance, December 31, 2022	$799,988

December 31, 2023
Annual Dividend Yield	—
Expected Life (Years)	0.1 – 0.7 years
Risk-Free Interest Rate	5.26% - 5.53%
Expected Volatility	570-703%

Fair value of the derivative is summarized as below:

Beginning Balance, December 31, 2022	$799,988
Additions	-
Mark to Market	335,722
Cancellation of Derivative Liabilities Due to Conversions	-
Reclassification to Other Income (Loss) Due to Conversions	(261,797)
Ending Balance, December 31, 2023	$873,913

NOTE 10 – NOTE PAYABLE, RELATED PARTY

Note payable – Amir without interest

For the years ended December 31, 2023 and 2022, the Company borrowed $1,393,000 and $525,050, respectively, from Amir. The Company, also, made payments of $396,667 and settled of $1,197,501 with issuance in common stock shares towards the note payable as of December 31, 2023. The note is due on demand and has no interest.

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

As of December 31, 2023, and December 31, 2022, the Company has a payable balance owed to the sellers of Magiclytics of $97,761 and $97,761 from the acquisition of Magiclytics on February 3, 2021.

During the year ended December 31, 2023, Mr. Young and Mr. Yu prior accrued and unpaid wages amounting $80,000 a piece for total of $160,000 as of September 30, 2023 were forgiven per consulting agreement section 3(c) by the Company. The forgiven accrued and unpaid wages were recorded as a charge to additional paid in capital.

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

During the year ended December 31, 2023, Mr. Ben-Yohanan entered into an agreement with the Company to forgive all prior accrued and unpaid wages amounting to $785,000 as of September 30, 2023 and agreed to forego any wages until further notification to the Company. The forgiven accrued and unpaid wages were recorded as a charge to additional paid in capital.

On April 19, 2022, the board of directors (the “Board”) of Clubhouse Media Group, Inc. (the “Company”) and stockholders holding a majority of the Company’s voting power approved the Clubhouse Media Group, Inc. 2022 Equity Incentive Plan (the “2022 Plan”).

NOTE 11 - JOINT VENTURE AGREEMENT- CONSOLIDATED SUBSIDIARY

On July 31, 2022, the Company entered into a joint venture deal memo with Alden Henri Reiman (“Mr. Reiman”), pursuant to which the parties agreed to enter into a more permanent joint venture arrangement, involving the creation of a Nevada limited liability company, The Reiman Agency LLC (the “Agency”), of which the Company shall own 51% of the membership units, and Mr. Reiman shall own 49% of the membership units. Mr. Reiman is to serve as President of the Agency, pursuant to the terms of an Executive Employment Agreement. The parties’ respective membership interests shall be non-transferrable, and the Agency shall not issue additional membership interests, unless the parties mutually consent in each instance. The Company consolidated this joint venture since we owned 51% and has control in this entity.

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

The Employment Agreement provides Mr. Reiman with a monthly base salary of $37,500 per month, payable on a weekly basis in accordance with the Company’s own payroll policies for the initial term, provided however, that if within the three (3) month period following full execution of the Employment Agreement the Agency is profitable, the Base Salary shall increase to $42,500 per month, beginning the week following the end of the Period. On December 14, 2023, the Company terminated employment of Mr. Reiman.

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

Mr. Reiman shall also be entitled to Twenty-Five Percent (25%) of the net receipts generated by the Agency during each month (the “Commission Bonus”). The Commission Bonus shall be calculated monthly and paid to Reiman within seven (7) business days of the last business day of the applicable month.

The Company allocates the net income or loss of this joint venture to non-controlling interest based on the ownership of this joint venture. The non-controlling interest for the years ended December 31, 2023 and 2022, was $(70,275) and $385,166, respectively, included with discontinued operations in statement of operations. During December 2023, the Company terminated the joint venture agreement with Mr. Reiman due to switching focus away from brand deals. However, the controlling ownership percentage of the Company did not change and will continue until the contracts entered into before termination of agreement are completed.

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

One share of Series X Preferred Stock is outstanding as of December 31, 2022. The single share of Series X Preferred Stock outstanding is held by Amir Ben-Yohanan, the Company’s Chief Executive Officer, who also holds 10,564,764,688  shares of Common Stock as of December 31, 2023.

Preferred Stock

As of December 31, 2023 there was 1 preferred share issued and outstanding.

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

Common Stock

As of December 31, 2023 and 2022, the Company had 25,000,000,000 shares of common stock authorized with a par value of $0.000001. There were 16,372,179,486 and 6,830,378,163 shares issued and outstanding at December 31, 2023 and 2022, respectively.

For the year ended December 31, 2023, the Company issued 1,431,944,776 shares to settle a conversion of $183,878 of convertible promissory note principal and accrued interest.

For the year ended December 31, 2023, the Company issued 377,624,000 shares to settle a conversion of $20,770 of convertible promissory note principal and accrued interest.

For the year ended December 31, 2023, the Company issued 5,987,500,000 shares for debt exchange in amount of $1,197,501 to Amir Ben-Yohanan non-interest loan to the Company.

For the year ended December 31, 2023, the Company issued 1,448,352,195 shares for services provided by directors.

For the year ended December 31, 2023, the Company issued 296,380,352 shares to settle a conversion of $25,192 of convertible promissory note principal and accrued interest.

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

For the year ended December 31, 2022, the Company issued 2,820,000 shares for cash of $71,000.

Warrants

A summary of the Company’s stock warrants activity is as follows:

	Number of Options (in thousands)	Weighted- Average Exercise Price	Weighted- Average Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding at December 31, 2022	165,077	$2.05	3.7	-
Issued	-	-	-	-
Exercised	-	-	-	-
Canceled	-	-	-	-
Outstanding at December 31, 2023	165,077	$2.05	2.65	$-
Vested and expected to vest at December 31, 2023	165,077	$2.05	2.65	$-
Exercisable at December 31, 2023	165,077	$2.05	2.65	$-

No stock options were granted by the Company during the year ended December 31, 2023.

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

NOTE 14 – SUBSEQUENT EVENTS

The Company has evaluated subsequent events through ___________, the date these financial statements were available to be issued and noted no material subsequent events for disclosure.

SIGNATURES

Pursuant to the requirements of the securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CLUBHOUSE MEDIA GROUP, INC.

Date: March 22, 2024	By:	/s/ Amir Ben-Yohanan
	Name:	Amir Ben-Yohanan
	Title:	Chief Executive Officer
(principal executive officer)

Date: March 22, 2024	By:	/s/ Scott Hoey
	Name:	Scott Hoey
	Title:	Chief Financial Officer
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

Signature	Title	Date

/s/ Amir Ben-Yohanan	Chief Executive Officer and Chairman of the Board	March 22, 2024
Amir Ben-Yohanan	(Principal Executive Officer)

March 22, 2024
/s/ Scot Hoey	Chief Financial Officer (Principal Financial Officer
Scott Hoey	and Principal Accounting Officer)

/s/ Massimiliano Musina	Director	March 22, 2024
Massimiliano Musina

/s/ Harris Tulchin	Director	March 22, 2024
Harris Tulchin

73