Form 10-Q
period 2024-03-31
Clubhouse Media Group, Inc.
filed 2024-05-13
CIK 1389518

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2024

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

As of May 8, 2024, there were 16,372,179,486  shares of common stock, par value $0.000001 per share, of the registrant issued and outstanding.

FORM 10-Q

CLUBHOUSE MEDIA GROUP, INC.

PART I. FINANCIAL INFORMATION

Clubhouse Media Group, Inc.

Consolidated Balance Sheets

	As of March 31,2024	As of December 31,2023
	(Unaudited)	(Audited)
Assets
Current assets:
Cash and cash equivalents	$14,840	$125,207
Accounts receivable, net	14,891	14,848
Discontinued operations - current	210,490	199,619
Total current assets	240,221	339,674

Intangibles	416,817	445,582
Discontinued operations - long term	14,712	16,707
Total assets	$671,750	$801,963

Liabilities and stockholders’ equity (deficit)
Current liabilities:
Accounts payable and accrued liabilities	$2,342,708	$2,127,857
Convertible notes payable, net	4,162,778	4,162,778
Shares to be issued	393,042	318,042
Derivative liability	2,231,297	873,913
Discontinued operations - current	490,835	510,173
Total current liabilities	9,620,660	7,992,763

Total liabilities	9,620,660	7,992,763

Commitments and contingencies	–	–

Stockholders’ equity (deficit):
Preferred stock, par value $0.001, authorized 50,000,000 shares; 1 shares issued and outstanding at March 31, 2024 and December 31, 2023, respectively	–	–
Common stock, par value $0.000001, authorized 25,000,000,000 shares; 16,372,179,486 shares issued and outstanding at March 31, 2024 and December 31, 2023, respectively	16,373	16,373
Additional paid-in capital	27,662,827	27,662,827
Accumulated deficit	(36,944,234)	(35,184,891)
Total Clubhouse Media stockholders’ equity (deficit)	(9,265,034)	(7,505,691)
Non-controlling interest	316,124	314,891
Total stockholders’ deficit	(8,948,910)	(7,190,800)
Total liabilities and stockholders’ equity (deficit)	$671,750	$801,963

See Accompanying Notes to Consolidated Financial Statements.

Clubhouse Media Group, Inc.

Consolidated Statements of Operations

(Unaudited)

	For the Three Months Ended March 31, 2024	For the Three Months Ended March 31, 2023
	(Unaudited)	(Unaudited)

Total revenue, net	$401,546	$351,777
Cost of sales	273,246	218,888
Gross profit	128,300	132,889

Operating expenses:
Advertising expenses	2,691	15,043
Selling, general, and administrative	88,037	156,748
Salaries & wages	231,633	121,897
Professional and consultant fees	82,742	29,926
Total operating expenses	405,103	323,614

Operating Income (Loss)	(276,803)	(190,725)

Other (income) expenses:
Interest expense, net	186,812	171,736
Amortization of debt discounts, net	–	126,991
Other (income) expense, net	–	(13,537)
Gain related to debt activities	(71,849)	-
Change in fair value of derivative liability	1,357,384	1,382,822
Total other (income) expenses	1,472,347	1,668,012

Income (Loss) before income taxes	(1,749,150)	(1,858,737)

Income tax (benefit) expense	-	-

Net income (loss) from continuing operations	(1,749,150)	(1,858,737)
Net income (loss) from discontinued operations - non-controlling interest	1,233	(144,119)
Net income (loss) from discontinued operations	(10,193)	(219,463)
Net Income (Loss) from shareholders	$(1,759,343)	$(2,078,200)

Basic weighted average shares outstanding	16,372,179,486	7,696,310,840
Diluted weighted average shares outstanding	16,372,179,486	7,696,310,840

Basic - net loss from continuing operations per share	$(0.00)	$(0.00)
Diluted - net loss from continuing operations per share	$(0.00)	$(0.00)
Basic - net loss from discontinued operations per share	$(0.00)	$(0.00)
Diluted - net loss from discontinued operations per share	$(0.00)	$(0.00)
Basic - net loss per share	$(0.00)	$(0.00)
Diluted - net loss per share	$(0.00)	$(0.00)

See Accompanying Notes to Consolidated Financial Statements.

Clubhouse Media Group, Inc.

Consolidated Statements of Stockholders’ Equity (Deficit)

(Unaudited)

	Preferred Stock 50,000,000 shares authorized		Common Stock 25,000,000,000 shares authorized				Total Clubhouse Media		Total
		Par Value		Par Value	Additional		Stockholders’	Non-	Stockholders’
	Shares Issued	$0.001 per share	Shares Issued	$0.000001 per share	Paid in Capital	Accumulated Deficit	Equity (Deficit)	controlling Interest	Equity (Deficit)

Balance, December 31, 2022	1	$-	6,830,378,163	$6,831	$24,744,738	$(32,814,971)	$(8,063,402)	$385,166	$(7,678,236)

Reclass of derivative liability on conversion	-	-	-	-	189,352	-	189,352	-	189,352
Conversion of convertible debt	-	-	1,431,944,776	1,432	182,822	-	184,254	-	184,254
Net Income (Loss)		-	-	-	-	(2,078,200)	(2,078,200)	(144,119)	(2,222,319)
Balance, March 31, 2023 (Unaudited)	1	$-	8,262,322,939	$8,263	$25,116,912	$(34,893,171)	$(9,767,996)	$241,047	(9,526,949)

Balance, December 31, 2023	1	$-	16,372,179,486	$16,373	$27,662,827	$(35,184,891)	$(7,505,691)	$314,891	$(7,190,800)

Net Income (Loss)		-	-	-	-	(1,759,343)	(1,759,343)	1,233	(1,758,110)
Balance, March 31, 2024 (Unaudited)	1	$-	16,372,179,486	$16,373	$27,662,827	$(36,944,234)	$(9,265,034)	$316,124	(8,948,910)

See Accompanying Notes to Consolidated Financial Statements.

Clubhouse Media Group, Inc.

Consolidated Statements of Cash Flow

(Unaudited)

	For the Three Months Ended March 31, 2024	For the Three Months Ended March 31, 2023
	(Unaudited)	(Unaudited)
Cash flows from operating activities:
Net income (loss) from continuing operations	$(1,749,150)	$(1,858,737)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Amortization	32,590	29,336
Loss on impairment of intangible	–	–
Imputed interest	–	–
Interest expense - amortization of debt discounts	–	126,993
Additional non-cash interest expense due to debt restructuring	–	–
Stock compensation expense	75,000	25,000
Change in fair value of derivative liability	1,357,384	1,382,822
Gain or loss in debt settlement	(71,849)	–
Gain or loss on debt conversion	–	–
Loss in extinguishment of debt	–	–
Accretion expense - excess derivative liability	–	–
Net changes in operating assets & liabilities:
Accounts receivable	(4,043)	(3,706)
Prepaid expense, deposits and other current assets	–	–
Accounts payable, accrued liabilities, due to affiliates, and other long-term liabilities	235,524	817,288
Net cash used in operating activities from continuing operations	(124,544)	518,996
Net cash used in operating activities from discontinued operations	5,501	(740,792)
Net cash used in operating activities	(119,043)	(221,796)

Cash flows from investing activities:
Purchases of property, plant, and equipment	–	–
Purchases of intangible assets	(3,825)	(19,730)
Net cash used in investing activities from continuing operations	(3,825)	(19,730)
Net cash used in investing activities from discontinued operations	–	–
Net cash used in investing activities	(3,825)	(19,730)

Cash flows from financing activities:
Shares issued for cash	-	-
Borrowings from convertible notes payable	-	-
Borrowings from related parties	12,500	413,333
Repayment to convertible notes payable	-	(184,559)
Net cash provided by financing activities from continuing operations	12,500	228,774
Net cash provided by financing activities from discontinued operations-RP	–	–
Net cash provided by financing	12,500	228,774

Net increase in cash and cash equivalents	(110,368)	(12,752)
Cash and cash equivalents at beginning of period	125,207	57,713
Cash and cash equivalents at end of period	$14,839	$44,961

Supplemental disclosure of cash flow information
Cash paid during the period for:
Interest	$-	$-
Income taxes	$-	$-

Supplemental disclosure of non-cash investing and financing Activities:
Shares issued for conversion from convertible note payable	$-	$184,254
Reclass of derivative liability to additional paid in capital	$-	$189,352

See Accompanying Notes to Consolidated Financial Statements.

Clubhouse Media Group, Inc.

Notes to the Consolidated Financial Statements

March 31, 2024 and 2023

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

The Company is an entertainment company engaged in the sale of own brand products, e-commerce platform advertising, and promotion for other companies on their social media accounts. As of December 31, 2023, the Company changed focuses from brand deal to e-commerce platform as such Doiyen LLC is included within discontinued operations.

On November 12, 2020, the Company and WOHG entered into the Merger Agreement, and WOHG thereafter became a wholly owned subsidiary of the Company. WOHG was determined to be the accounting acquirer in the Merger based upon the terms of other factors, including: (1) the security holders owned approximately 50.54% of the Company’s issued and outstanding common stock as of immediately after the closing of the Merger. Following the completion of the Merger, the Company changed its name from Tongji Healthcare Group, Inc. to Clubhouse Media Group, Inc. The Merger was accounted for as a reverse-merger and recapitalization in accordance with accounting principles generally accepted in the United States of America (“GAAP”). WOHG was the acquirer for financial reporting purposes and Clubhouse Media Group, Inc. was the acquired company. Consequently, the assets and liabilities and the operations that are reflected in the historical financial statements prior to the Merger will be those of WOHG and will be recorded at the historical cost basis of WOHG. The consolidated financial statements after completion of the Merger include the assets and liabilities of the Company and WOHG, historical operations of WOHG and operations of the Company from the closing date of the Merger. Common stock and the corresponding capital amounts of the Company pre-merger have been retroactively restated as capital stock shares reflecting the exchange ratio in the Merger. This was a common control transaction, so all amounts were based on historical cost and no goodwill was recorded.

Since September 2022, the Company launched its own subscription-based site HoneyDrip.com, which provides a digital space for creators to share unique content with their subscribers.

The Company has changed focuses from brand deal to focus efforts on Honeydrip platform since December 31, 2023.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation

These unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States (“GAAP”) and include all adjustments necessary for the fair presentation of the Company’s financial position for the periods presented.

Principles of Consolidation

The unaudited consolidated financial statements include the financial statements of the Company and its subsidiaries. All significant inter-company transactions and balances have been eliminated in consolidation. The Company includes within the consolidated financial statements the joint venture, see Note 11, due to ability to exert control over the financial and operating polices which includes ownership of equal to or greater than 50% of the joint venture.

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

Reclassification

Certain reclassifications have been made to prior period financial statements to conform to the current period presentation. These reclassifications had no effect on our previously reported results of operations or accumulated deficit.

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

Advertising

Advertising costs are expensed when incurred and are included in selling, general, and administrative expenses in the accompanying consolidated statements of operations. We incurred advertising expenses of $2,691 and $15,043 for the three months ended March 31, 2024, and 2023, respectively.

Accounts Receivable

The Company’s accounts receivable arises from providing services. The Company does not adjust its receivables for the effects of a significant financing component at contract inception if it expects to collect the receivables in one year or less from the time of sale. The Company does not expect to collect receivables greater than one year from the time of sale.

The Company’s policy is to maintain an allowance for potential credit losses on accounts receivable. Management reviews the composition of accounts receivable and analyzes historical bad debts, customer concentrations, customer credit worthiness, current economic trends and changes in customer payment patterns to evaluate the adequacy of these reserves. Amounts determined to be uncollectible are charged or written-off against the reserve. As of March 31, 2024, and December 31, 2023, there were $75 and $79, respectively, for bad debt allowance for accounts receivable.

As of March 31, 2024, and December 31, 2023, there were $3,127  and $2,956, respectively, for bad debt allowance for accounts receivable included with discontinued operations on balance sheets.

Property and equipment, net

Plant and equipment are stated at cost less accumulated depreciation and impairment. Depreciation of property, plant and equipment and are calculated on the straight-line method over their estimated useful lives or lease terms generally as follows:

Classification	Useful Life
Equipment	3 years

Lease

The Company elected to use the short-term exception and does not record assets/liabilities for short term leases as of March 31, 2024 and December 31, 2023.

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

Based on the Company’s evaluations, revenue from Managed Services is reported on a gross basis because the Company has the primary obligation to fulfill the performance obligations and it creates, reviews and controls the services. The Company takes on the risk of payment to any third-party creators and it establishes the contract price directly with its customers based on the services requested in the statement of work. The deferred revenue as of March 31, 2024, and December 31, 2023, was $0 and included with discontinued operations on balance sheets. As of December 31, 2023, the Company has shifted focus from managed services to HoneyDrip.com platform as such managed services is included in discontinued operations on statement of operations.

Subscription-Based Revenue

The Company recognizes subscription-based revenue through Honeydrip.com, its social media website, which allows customers to visit the creator’s personal page over the contract period without taking possession of the products or deliverables. Customers incur costs on either a subscription or consumption basis. Revenue provided on a subscription basis is recognized ratably over the contract period and revenue provided on a consumption basis is recognized when the subscriber paid and received their access to the content. The Company reported the subscription-based revenue at net basis since the Company is acting as an agent solely arranging for the third-party creator or influencer to provide the services directly to the self-service customer through the platform or by posting the requested content. In April 2022, the Company determined that it will be recognized at gross because they have control of the services before it is transferred to the end customer. The Company provided services like online chat and other services directly with the end customers by their internal team. Also, the Company will establish the price on behalf of the content creators as disclosed in the agreement. The Company has sole power to change the price based on the market. These are good indicators that the Company controls the specified goods or services before it is transferred to the customer.

Software Development Costs

We apply ASC 350-40, Intangibles—Goodwill and Other—Internal Use Software, in review of certain system projects. These system projects generally relate to software we do not intend to sell or otherwise market. In addition, we apply this guidance to our review of development projects related to software used exclusively for our SaaS subscription offerings. In these reviews, all costs incurred during the preliminary project stages are expensed as incurred. Once the projects have been committed to and it is probable that the projects will meet functional requirements, costs are capitalized. These capitalized software costs are amortized on a project-by-project basis over the expected economic life of the underlying product on a straight-line basis, which is five years. Amortization commences when the software is available for its intended use. Amounts capitalized related to development of internal use software are included in property and equipment, net, on our Consolidated Balance sheets and related depreciation is recorded as a component of amortization of intangible assets and depreciation in our consolidated statements of operations. For the year ended March 31, 2024, and 2023, we capitalized $3,825 and $19,730, respectively, related to internal use software and recorded $32,590 and $29,336 in related amortization expense, respectively. Unamortized costs of capitalized internal use software totaled $416,817 and $445,582 as of March 31, 2024, and December 31, 2023, respectively. As of December 31, 2023, the Company fully impaired developed technology-magiclytics.

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

For other intangible assets that are not deemed indefinite-lived, cost is generally amortized on a straight-line basis over the asset’s estimated economic life, except for individually significant customer-related intangible assets that are amortized in relation to total related sales. Amortizable intangible assets are reviewed for impairment whenever events or changes in circumstances indicate that the related carrying amounts may not be recoverable. In these circumstances, they are tested for impairment based on undiscounted cash flows and, if impaired, written down to estimated fair value based on either discounted cash flows or appraised values. The Company impaired $0 and $0 of goodwill for the three months ended March 31, 2024 and 2023, respectively.

Impairment of Long-Lived Assets

Long-lived assets, which include property, plant and equipment and intangible assets, are reviewed for impairment whenever events or changes in circumstances indicate the carrying amount of an asset may not be recoverable.

Recoverability of long-lived assets to be held and used is measured by comparing the carrying amount of an asset to the estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated undiscounted future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the assets. Fair value is generally determined using the asset’s expected future discounted cash flows or market value, if readily determinable. Based on its review, the Company believes that, as of and for the three months ended March 31, 2024, and 2023, there were no impairment loss of its long-lived assets.

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

Basic Income (Loss) Per Share

Under the provisions of ASC 260, “Earnings per Share,” basic loss per common share is computed by dividing net loss available to common shareholders by the weighted average number of shares of common stock outstanding for the periods presented. Diluted net loss per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that would then share in the income of the Company, subject to anti-dilution limitations. Potential common shares consist of the convertible promissory notes payable as of March 31, 2024 and December 31, 2023. As of March 31, 2024 and December 31, 2023, there were 11,248,430,997 and 8,865,097,663 potential shares issuable upon conversion of convertible notes payable. As of March 31, 2024 and 2023, there were approximately 165,077 potential shares issuable upon conversion of warrants. All potential shares from convertible notes payable and warrants were considered anti-dilutive as of March 31, 2024 and December 31, 2023.

The table below presents the computation of basic and diluted earnings per share for the three months ended March 31, 2024 and 2023:

	For the three months ended March 31, 2024 (Unaudited)	For the three months ended March 31, 2023 (Unaudited)
Numerator:
Net income (loss)	$(1,759,343)	$(2,078,200)
Denominator:
Weighted average common shares outstanding—basic	16,372,179,486	7,696,310,840
Dilutive common stock equivalents	-	-
Weighted average common shares outstanding—diluted	16,372,179,486	7,696,310,840
Net loss per share:
Basic	$(0.00)	$(0.00)
Diluted	$(0.00)	$(0.00)

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

The following table presents the Company’s assets and liabilities required to be reflected within the fair value hierarchy as of March 31, 2024 and December 31, 2023.

	Fair Value	Fair Value Measurements at
	As of	March 31, 2024
Description	March 31, 2024	Using Fair Value Hierarchy
		Level 1	Level 2	Level 3
Derivative liability	$2,231,297	$-	$-	$2,231,297

Total	$2,231,297	$-	$-	$2,231,297

	Fair Value	Fair Value Measurements at
	As of	December 31, 2023
Description	December 31, 2023	Using Fair Value Hierarchy
		Level 1	Level 2	Level 3
Derivative liability	$873,913	$-	$-	$873,913

Total	$873,913	$-	$-	$873,913

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

In August 2020, the FASB issued ASU 2020-06, Debt-Debt with Conversion and Other Options (Topic 470) and Derivatives and Hedging-Contracts in Entity’s Own Equity (Topic 815): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity (“ASU 2020-06”). ASU 2020-06 requires companies to measure conversion of debt into equity that contain derivatives with difference as a gain or loss. ASU 2020-06 is effective for fiscal years beginning after December 15, 2022, including those interim periods within those fiscal years. The Company adopted and follows ASU 2020-06, Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity as of December 31, 2023.

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

As reflected in the accompanying financial statements, the Company had a net loss of $(1,759,343) for the three months ended March 31, 2024, negative working capital of $(9,380,439) as of March 31, 2024, and stockholder’s deficit of $(8,948,910). These factors among others raise substantial doubt about the Company’s ability to continue as a going concern.

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

The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

NOTE 4 – PROPERTY AND EQUIPMENT

Fixed assets, net consisted of the following:

	March 31, 2024	December 31, 2023	Estimated Useful Life

Equipment	$118,638	$118,638	3 years
Less: accumulated depreciation and amortization	(103,926)	(101,931)
Property, plant, and equipment, net,	$14,712	$16,707

The above fixed assets are included in discontinued operations on the balance sheets. Depreciation expenses were $1,996 and $8,930 for the three months ended March 31, 2024 and 2023, respectively, and included with discontinued operations on the statement of operations.

NOTE 5 – INTANGIBLES

As of March 31, 2024 and December 31, 2023, the Company had intangible assets of $416,817 and $445,582 from and after the acquisition of Magiclytics in February 2021. It is a platform that is internally developed for revenue prediction from influencer collaboration and our digital platform Honeydrip.com.

The following table sets forth the Company’s infinite and finite-lived intangible assets resulting from business acquisitions and other purchases, which continue to be amortized:

	Weighted Average	March 31, 2024 (Unaudited)			December 31, 2023 (Audited)
	Useful Life (in Years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Value	Accumulated Amortization	Net Carrying Amount
Developed technology - Magiclytics	5	$651,568	$234,751	$416,817	$647,743	$202,161	$445,582
Developed technology - Magiclytics	-	-	-	-	-	-	-
		$651,568	$234,751	$416,817	$647,743	$202,161	$445,582

Amortization expenses were $32,590 and $29,366 for the three months ended March 31, 2024 and 2023, respectively.

NOTE 6 – ACCOUNTS PAYABLE AND ACCRUED LIABILITES

Accrued liabilities at March 31, 2024 and 2022 consist of the following:

	March 31, 2024	December 31, 2023
Accounts payable	$9,629	$9,747
Accrued payroll	470,000	370,000
Accrued interest	1,741,556	1,626,590
Other	121,523	121,520
	$2,342,708	$2,127,857

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

GS Capital converted $20,000 of principal amount and $4662 accrued interest to 296,380,352 common shares in the quarter ended December 31, 2023. It further converted $421,063 of the principal amount and $4,690 accrued interest to 378,633,891 common shares in the quarter ended September 30, 2022. It further converted $65,000 of principal to 481,221,646 common shares in the first quarter of 2023. The balance of the GS Capital #2 Note as of March 31, 2024, was $0.

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

The balance of the GS Capital #3 Note as of March 31, 2024 and December 31, 2023 was $577,778 and $577,778, respectively. The Company is currently in default of the GS Capital #3 Note.

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

The balance of the GS Capital Note #4 as of March 31, 2024 and December 31, 2023 was $550,000 and $550,000, respectively. The Company is currently in default of the GS Capital #4 Note.

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

The balance of the GS Capital Note #5 as of March 31, 2024 and December 31, 2023 was $550,000 and $550,000, respectively.

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

The balance of the GS Capital Note #6 as of March 31, 2024 and December 31, 2023 was $550,000 and $550,000, respectively. The Company is currently in default of the GS Capital #6 Note.

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

The $100,000 original issue discounts, the fair value of 165,000 shares issued, and the beneficial conversion features were recorded as debt discounts and amortized over the term of the note. Therefore, the total debt discount at the inception date of this convertible promissory note was recorded at $1,100,000.

The balance of the Eagle Equities Note as of March 31, 2024 and December 31, 2023 was $1,100,000, respectively. The Company is currently in default of the Eagle Equities Note.

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

The balance of the Chris Etherington Note as of March 31, 2024 and December 31, 2023 was $165,000, respectively. The Company is currently in default of the Chris Etherington Note.

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

The balance of the Riu Wu Note as of March 31, 2024 and December 31, 2023 was $550,000, respectively. The Company is currently in default of the Rui Wu Note.

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

The balance of the Fast Capital note as of March 31, 2024 and December 31, 2023 was $120,000 and $120,000 respectively. The Company is currently in default of the Fast Capital Note.

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

The $17,500 original issue discounts, the $8,000 reimbursement and the conversion features were recorded as debt discounts and amortized over the term of the note. Therefore, the total debt discount at the inception date of this convertible promissory note was recorded at $148,306.

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

The balance of the ONE44 Capital note as of March 31, 2024 and December 31, 2023 was $0, respectively.

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

The $10,000 original issue discounts, the $5,000 reimbursement and the conversion features were recorded as debt discounts and amortized over the term of the note. Therefore, the total debt discount at the inception date of this convertible promissory note was recorded at $95,000.

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

The balance of the ONE44 Capital note as of March 31, 2024 and December 31, 2023 was $0, respectively.

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

The $11,625 original issue discounts and the conversion features were recorded as debt discounts and amortized over the term of the note. Therefore, the total debt discount at the inception date of this convertible promissory note was recorded at $86,625.

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

The balance of the Diagonal note as of March 31, 2024 and December 31, 2023 was $0, respectively.

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

The $5,375 original issue discounts and the conversion features were recorded as debt discounts and amortized over the term of the note. Therefore, the total debt discount at the inception date of this convertible promissory note was recorded at $61,812.

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

The balance of the Diagonal note as of March 31, 2024 and December 31, 2023 was $0, respectively.

Below is the summary of the principal balance and debt discounts as of March 31, 2024 and December 31, 2023.

Convertible Promissory Note Holder	Start Date	End Date	Initial Note Principal Balance	Current Note Principal Balance	Debt Discounts As of Issuance	Amortization	Debt Discounts As of December 31, 2023
GS Capital #2	2/16/2022	2/16/2022	577,778	-	577,778	(577,778)	-
GS Capital #2 - replacement	6/29/2022	8/16/2022	635,563	-	-	-	-
GS Capital #3	3/16/2022	3/16/2022	577,778	577,778	577,778	(577,778)	-
GS Capital #4	4/1/2022	4/1/2022	550,000	550,000	550,000	(550,000)	-
Eagle Equities LLC	4/13/2022	4/13/2022	1,100,000	1,100,000	1,100,000	(1,100,000)	-
GS Capital #5	4/29/2022	4/29/2022	550,000	550,000	550,000	(550,000)	-
GS Capital #6	6/3/2022	6/3/2022	550,000	550,000	550,000	(550,000)	-
Chris Etherington	8/26/2022	8/26/2022	165,000	165,000	165,000	(165,000)	-
Rui Wu	8/26/2022	8/26/2022	550,000	550,000	550,000	(550,000)	-
Sixth Street Lending #1	11/28/2022	11/28/2022	224,000	-	173,894	(173,894)	-
Sixth Street Lending #2	12/9/2022	12/9/2022	93,500	-	79,118	(79,118)	-
Fast Capital LLC	1/10/2022	1/10/2023	120,000	120,000	120,000	(120,000)	-
Sixth Street Lending #3	1/12/2022	1/12/2023	70,125	-	50,748	(50,748)	-
One 44 Capital	2/16/2022	2/16/2023	175,500	-	148,306	(135,000)	-
Coventry Enterprise	3/3/2022	3/3/2023	150,000	-	150,000	(150,000)	-
One 44 Capital #2	5/20/2022	5/20/2023	115,000	-	115,000	(115,000)	-

1800 Diagonal Lending LLC	6/23/2022	6/23/2023	86,625	-	86,625	(86,625)	-
1800 Diagonal Lending LLC	7/8/2022	7/8/2023	61,813	-	61,813	(61,813)	-
Total						Total	$-
						Remaining note principal balance	4,162,778
						Total convertible promissory notes, net	$4,162,778

Future payments of principal of convertible notes payable at March 31, 2024 are as follows:

Years ending December 31,
2024	$(4,162,778)
2025	-
2026	-
Thereafter	-
Total	$(4,162,778)

Interest expenses recorded related to the convertible notes payable for the three months ended March 31, 2024 and 2023 were $186,812 and $171,736, respectively.

The Company amortized $0 and $126,991 of the discount on the convertible notes payable to interest expense for the three months ended March 31, 2024 and 2023, respectively.

NOTE 8 – SHARES ISSUED - LIABILITY

As of March 31, 2024 and December 31, 2023, the Company entered into various consulting agreements with consultants, directors, and convertible debt. The balances of shares to be issued – liability was $393,042 and $318,042, respectively. The Company recorded these consultant and director shares under liability based on the shares will be issued at a fixed monetary amount known at inception under ASC 480.

Shares to be issued - liability is summarized as below:

Beginning Balance, January 1, 2023	$573,333
Shares to be issued	300,000
Shares issued	(555,291)
Ending Balance, December 31, 2023	$318,042

Shares to be issued - liability is summarized as below:

Beginning Balance, January 1, 2024	$318,042
Shares to be issued	75,000
Shares issued	0
Ending Balance, March 31, 2024	$393,042

NOTE 9 – DERIVATIVE LIABILITY

The derivative liability is derived from the conversion features in note 8 signed for the period ended December 31, 2023. All were valued using the weighted-average Binomial option pricing model using the assumptions detailed below. As of March 31, 2024 and December 31, 2023, the derivative liability was $2,231,297 and $873,913, respectively. The Company recorded $1,357,384 loss and $335,722 loss from changes in derivative liability during the three months ended March 31, 2024 and year ended December 31, 2023, respectively.

The Binomial model with the following assumption inputs:

December 31, 2023
Annual Dividend Yield	—
Expected Life (Years)	0.1 – 0.7 years
Risk-Free Interest Rate	5.26% - 5.53%
Expected Volatility	570-703%

Fair value of the derivative is summarized as below:

Beginning Balance, December 31, 2022	$799,988
Additions	-
Mark to Market	335,722
Cancellation of Derivative Liabilities Due to Conversions	-
Reclassification to APIC Due to Conversions	(261,797)
Ending Balance, December 31, 2023	$873,913

March 31, 2024
Annual Dividend Yield	—
Expected Life (Years)	0.1 – 0.7 years
Risk-Free Interest Rate	5.38%
Expected Volatility	726%

Fair value of the derivative is summarized as below:

Beginning Balance, December 31, 2023	$873,913
Additions	-
Mark to Market	1,357,384
Cancellation of Derivative Liabilities Due to Conversions	-
Reclassification to Other Income (Loss) Due to Conversions	-
Ending Balance, March 31, 2024	$2,231,297

NOTE 10 – NOTE PAYABLE, RELATED PARTY

Note payable – Amir without interest

For the three months ended March 31, 2024 and 2023, the Company borrowed $12,500 and $413,333, respectively, from Amir. The Company, also, made payments of $396,667 and settled of $1,197,501 with issuance in common stock shares towards the note payable as of December 31, 2023. The note is due on demand and has no interest. The balance of the related party note payable as of March 31, 2024 and December 31, 2023 was $262,593 and $250,093, respectively, and included in discontinued operations on the balance sheets.

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

As of March 31, 2024 and December 31, 2023, the Company has a payable balance owed to the sellers of Magiclytics of $97,761 and $97,761 from the acquisition of Magiclytics on February 3, 2021.

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

NOTE 11 - JOINT VENTURE AGREEMENT- CONSOLIDATED SUBSIDIARY

On July 31, 2022, the Company entered into a joint venture deal memo with Alden Henri Reiman (“Mr. Reiman”), pursuant to which the parties agreed to enter into a more permanent joint venture arrangement, involving the creation of a Nevada limited liability company, The Reiman Agency LLC (the “Agency”), of which the Company shall own 51% of the membership units, and Mr. Reiman shall own 49% of the membership units. Mr. Reiman is to serve as President of the Agency, pursuant to the terms of an Executive Employment Agreement. The parties’ respective membership interests shall be non-transferrable, and the Agency shall not issue additional membership interests, unless the parties mutually consent in each instance. The Company consolidated this joint venture since we owned 51% and has control in this entity. While the Company previously generated revenue through The Reiman Agency, the Company has since discontinued these operations of the Joint Venture.

According to the Joint Venture, Mr. Reiman shall oversee the day-to-day operations of the Agency, but shall consult with the Company on a regular basis and regularly update the Company on the status of deals and the operations of the business. All material business and financial decisions shall be subject to the Company’s final approval. The Company shall not exercise its approval rights in an arbitrary or capricious manner.

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

The Company allocates the net income or loss of this joint venture to non-controlling interest based on the ownership of this joint venture. The non-controlling interest for the three months ended March 31, 2024 and 2023, was $1,233 and $(144,119), respectively, included with discontinued operations in statement of operations.

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

One share of Series X Preferred Stock is outstanding as of December 31, 2022. The single share of Series X Preferred Stock outstanding is held by Amir Ben-Yohanan, the Company’s Chief Executive Officer, who also holds 11,032,673,753 shares of Common Stock as of May 8, 2024.

Preferred Stock

As of March 31, 2024 there was 1 preferred share issued and outstanding.

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

Common Stock

As of March 31, 2024 and December 31, 2023, the Company had 25,000,000,000 shares of common stock authorized with a par value of $0.000001. There were 16,372,179,486 shares issued and outstanding at March 31, 2024 and December 31, 2023.

For the year ended December 31, 2023, the Company issued 2,105,949,128 shares to settle conversions of $229,840 of convertible promissory notes principal and accrued interest.

For the year ended December 31, 2023, the Company issued 5,987,500,000 shares for debt exchange in amount of $1,197,501 to Amir Ben-Yohanan non-interest loan to the Company.

For the year ended December 31, 2023, the Company issued 1,448,352,195 shares for services provided by directors.

Warrants

A summary of the Company’s stock warrants activity is as follows:

	Number of Options (in thousands)	Weighted- Average Exercise Price	Weighted- Average Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding at December 31, 2023	165,077	$2.05	2.65	-
Issued	-	-	-	-
Exercised	-	-	-	-
Canceled	-	-	-	-
Outstanding at March 31, 2024	165,077	$2.05	2.40	$-
Vested and expected to vest at March 31, 2024	165,077	$2.05	2.40	$-
Exercisable at March 31, 2024	165,077	$2.05	2.40	$-

No stock options were granted by the Company during the three months ended March 31, 2024.

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

NOTE 14 – SUBSEQUENT EVENTS

The Company has evaluated subsequent events through May __, 2024,  the date these financial statements were available to be issued and noted no material subsequent events for disclosure.

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

Recent Developments

None.

Results of Operations

For the Three Months Ended March 31, 2024 Compared to the Three Months Ended March 31, 2023

Net Revenue

Net revenue was $401,546 for the three months ended March 31, 2024, compared to net revenue of $351,777 for the three months ended March 31, 2023. The increase of $49,769 was the result of increase in brand promotional business platform Honeydrip.com.

Cost of Goods Sold

Cost of goods sold was $273,246 for three months ended March 31, 2024, compared to cost of goods sold of $218,888 for the three months ended March 31, 2023. The increase of $54,358 was due to higher sales volume from platform Honeydrip.com which in turn resulted in more commission due to content creators.

Gross Profit

Gross profit was $128,300 for the three months ended March 31, 2024, compared to gross profit of $132,889 for the three months ended March 31, 2023. The gross profit percentage was 24% for the three months ended March 31, 2024, compared to 38% for the three months ended March 31, 2023. The decrease is because the Company has higher commission due to content creators from platform Honeydrip.com.

Operating Expenses

Operating expenses for the three months ended March 31, 2024, were $405,103, compared to $323,614 for the three months ended March 31, 2023. The variances were as follows: (i) increase in professional and consultant fees of $52,816; (ii) a decrease in sales and marketing expenses of $68,711; (iii) a increase of payroll of $109,736; (iv) a decrease in other selling, general, and administrative expense of $12,352. The overall increase in total operating expenses resulted from a increase in the salaries and wages and increase in professional and consulting expenses to the Company.

Other (Income) Expenses

Other (income) expenses for the three months ended March 31, 2024, were $1,472,347, as compared to $1,668,012 for the three months ended March 31, 2023. Other (income) expenses for the three months ended March 31, 2024, included (i) change in fair value derivative liability of $1,357,384; (ii) interest expense of $186,812; and (iii) gain related to debt of $71,849. Other expenses for the three months ended March 31, 2023 included (i) change in fair value derivative liability of $1,382,822; (ii) interest expense of $171,736; (iii) noncash amortization of debt discounts of $126,991; and (iv) other income of $13,537.

Net Loss from Continuing Operations

Net loss for the three months ended March 31, 2024 was $1,749,150, compared to $1,858,737, for the three ended March 31, 2023.

Net Loss from Discontinued Operations

Net loss for the three months ended March 31, 2024 was $8,960, compared to $363,582, for the three months ended March 31, 2023.

Liquidity and Capital Resources

Operating Activities

Net cash used in operating activities for the three months ended March 31, 2024, was $119,042. This amount was primarily related to a net loss from operations of $(1,749,150), offset by (i) a net working capital increase of $231,482; (ii) non-cash expenses of $1,393,125 including (a) amortization of $32,590; (b) stock-based compensation of $75,000; (c) change in fair value of derivative liability of $1,357,384; (d) discontinued operations of $5,501, and offset by gain in debt settlement of $71,849.

Net cash used in operating activities for the three months ended March 31, 2023, was $221,796. This amount was primarily related to a net loss from operations of $(1,858,737), offset by (i) a net working capital increase of $813,582; (ii) non-cash expenses of $1,564,151 including (a) amortization of $29,336; (b) stock-based compensation of $25,000; (c) change in fair value of derivative liability of $1,382,822; (d) interest expense – amortization of debt discount of $126,993; (e) discontinued operations of $(740,792), and offset by gain in debt settlement of $71,849.

Investment Activities

Net cash used in investing activities for the three months ended March 2024, was $3,825 compared to $19,730 for the three months ended March 31, 2023.

Financing Activities

Net cash provided by financing activities for the three months ended March 31, 2024, was $12,500. The amount was related to borrowing from related party of $12,500. Net cash provided by financing activities for the three months ended March 31, 2022 was $228,774.

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

To fund further operations, the Company will need to raise additional capital. The Company may obtain additional financing in the future through the issuance of its common stock, or through other equity or debt financing. The Company’s ability to continue as a going concern or meet the minimum liquidity requirements in the future is dependent on its ability to raise significant additional capital, of which there can be no assurance. If the necessary financing is not obtained or achieved, the Company will likely be required to reduce its planned expenditures, which could have an adverse impact on the results of operations, financial condition and the Company’s ability to achieve its strategic objective. There can be no assurance that financing will be available on acceptable terms, or at all. The financial statements contain no adjustments for the outcome of these uncertainties. These factors raise substantial doubt about the Company’s ability to continue as a going concern and have a material adverse effect on the Company’s future financial results, financial position and cash flows.

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

Convertible Promissory Notes

The Company did not enter into convertible promissory notes during the period ending March 31, 2024. All outstanding convertible notes at March 31, 2024 and December 31, 2023 are discussed at the related footnote, see footnote #7 in the notes to the consolidated financial statements.

SHARES TO BE ISSUED - LIABILITY

As of March 31, 2024, and 2023, the Company entered into various consulting agreements with consultants, directors, and convertible debt. The Company recorded these consultant and director shares under liability based on the shares will be issued at a fixed monetary amount known at inception under ASC 480.

Off-Balance Sheet Arrangements

As of March 31, 2024, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K promulgated under the Securities Act reasonably likely to have a material effect on our financial condition.

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

The Company’s policy is to maintain an allowance for potential credit losses on accounts receivable. Management reviews the composition of accounts receivable and analyzes historical bad debts, customer concentrations, customer credit worthiness, current economic trends and changes in customer payment patterns to evaluate the adequacy of these reserves. Amounts determined to be uncollectible are charged or written-off against the reserve. As of March 31, 2024, and December 31, 2023, there were $75 and $79, respectively, for bad debt allowance for accounts receivable.

As of March 31, 2024, and December 31, 2023, there were $3,127  and $2,956, respectively, for bad debt allowance for accounts receivable included with discontinued operations on balance sheets.

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

Managed Services Revenue

The Company generates revenue from its managed services when a marketer (typically a brand, agency, or partner) pays the Company to provide custom content, influencer marketing, amplification, or other campaign management services (“Managed Services”).

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

Based on the Company’s evaluations, revenue from Managed Services is reported on a gross basis because the Company has the primary obligation to fulfill the performance obligations and it creates, reviews, and controls the services. The Company takes on the risk of payment to any third-party creators and it establishes the contract price directly with its customers based on the services requested in the statement of work. The deferred revenue as of March 31, 2024, and December 31, 2023, was $0 and included with discontinued operations on balance sheets. As of December 31, 2023, the Company has shifted focus from managed services to HoneyDrip.com platform as such managed services is included in discontinued operations on statement of operations.

Subscription-Based Revenue

The Company recognizes subscription-based revenue through Honeydrip.com, its social media website, which allows customers to visit the creator’s personal page over the contract period without taking possession of the products or deliverables. Customers incur costs on either a subscription or consumption basis. Revenue provided on a subscription basis is recognized ratably over the contract period and revenue provided on a consumption basis is recognized when the subscriber paid and received their access to the content. The Company reported the subscription-based revenue at net basis since the Company is acting as an agent solely arranging for the third-party creator or influencer to provide the services directly to the self-service customer through the platform or by posting the requested content. In April 2022, the Company has determined it will be recognized at gross because they have control of the services before it is transferred to the end customer. The Company provided services like online chat and other services directly with the end customers by their internal team. Also, the Company will establish the price on behalf of the content creators as disclosed in the agreement. The Company has sole power to change the price based on the market. These are good indicators that the Company controls the specified goods or services before it is transferred to the customer.

Software Development Costs

We apply ASC 350-40, Intangibles—Goodwill and Other—Internal Use Software, in review of certain system projects. These system projects generally relate to software we do not intend to sell or otherwise market. In addition, we apply this guidance to our review of development projects related to software used exclusively for our SaaS subscription offerings. In these reviews, all costs incurred during the preliminary project stages are expensed as incurred. Once the projects have been committed to and it is probable that the projects will meet functional requirements, costs are capitalized. These capitalized software costs are amortized on a project-by-project basis over the expected economic life of the underlying product on a straight-line basis, which is five years. Amortization commences when the software is available for its intended use. Amounts capitalized related to development of internal use software are included in property and equipment, net, on our Consolidated Balance sheets and related depreciation is recorded as a component of amortization of intangible assets and depreciation in our consolidated statements of operations. For the year ended March 31, 2024, and 2023, we capitalized $3,825 and $19,730, respectively, related to internal use software and recorded $32,590 and $29,336 in related amortization expense, respectively. Unamortized costs of capitalized internal use software totaled $416,817 and $445,582 as of March 31, 2024, and December 31, 2023, respectively. As of December 31, 2023, the Company fully impaired developed technology-magiclytics

Impairment of Long-Lived Assets

Long-lived assets, which include property, plant and equipment and intangible assets, are reviewed for impairment whenever events or changes in circumstances indicate the carrying amount of an asset may not be recoverable.

Recoverability of long-lived assets to be held and used is measured by comparing the carrying amount of an asset to the estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated undiscounted future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the assets. Fair value is generally determined using the asset’s expected future discounted cash flows or market value, if readily determinable. Based on its review, the Company believes that, as of and for the three months ended March 31, 2024, and 2023, there were no impairment loss of its long-lived assets.

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

The Company uses Level 3 inputs for its valuation methodology for the derivative liabilities as their fair values were determined by using the binomial option-pricing model based on various assumptions. The fair value of derivative liability as of March 31, 2024 and December 31, 2023 was $2,231,297 and $873,913, respectively.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Disclosure controls are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Exchange Act, such as this quarterly report, is recorded, processed, summarized, and reported within the time period specified in the SEC’s rules and forms. Disclosure controls and procedures are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including the principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. Our management, with the participation of our principal executive officer and principal financial officer (our “Certifying Officers”), evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2024, pursuant to Rule 13a-15(b) under the Exchange Act. Based upon that evaluation, our Certifying Officers concluded that, as of March 31, 2024, our disclosure controls and procedures were not effective.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

For the three months ended March 31, 2024, the Company did not have any issuances pursuant to an exemption from registration as set forth in 506 of Regulation D and Section 4(a)(2) of the Securities Act.

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

CLUBHOUSE MEDIA GROUP, INC.

Date: May 13, 2024	By:	/s/ Amir Ben-Yohanan
	Name:	Amir Ben-Yohanan
	Title:	Chief Executive Officer
(principal executive officer)

Date: May 13, 2024	By:	/s/ Scott Hoey
	Name:	Scott Hoey
	Title:	Chief Financial Officer
(principal financial officer and principal accounting officer)

