Form 10-Q
period 2024-06-30
Clubhouse Media Group, Inc.
filed 2024-08-13
CIK 1389518

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2024

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

As of August 10, 2024, there were 16,372,179,486 shares of common stock, par value $0.000001 per share, of the registrant issued and outstanding.

FORM 10-Q

CLUBHOUSE MEDIA GROUP, INC.

PART I. FINANCIAL INFORMATION

Clubhouse Media Group, Inc.

Consolidated Balance Sheets

	As of June 30, 2024	As of December 31, 2023
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$89,417	$125,207
Accounts receivable, net	1,960	14,848
Discontinued operations - current	81,307	199,619
Total current assets	172,684	339,674

Intangibles	404,761	445,582
Discontinued operations - long term	12,861	16,707
Total assets	$590,306	$801,963

Liabilities and stockholders’ equity (deficit)
Current liabilities:
Accounts payable and accrued liabilities	$2,629,474	$2,127,857
Convertible notes payable, net	4,162,778	4,162,778
Shares to be issued	468,042	318,042
Derivative liability	2,175,018	873,913
Discontinued operations - current	570,789	510,173
Total current liabilities	10,006,101	7,992,763

Total liabilities	10,006,101	7,992,763

Commitments and contingencies	-	-

Stockholders’ equity (deficit):
Preferred stock, par value $0.001, authorized 50,000,000 shares; 1 shares issued and outstanding at March 31, 2024 and December 31, 2023, respectively	-	-
Common stock, par value $0.000001, authorized 25,000,000,000 shares; 16,372,179,486 shares issued and outstanding at March 31, 2024 and December 31, 2023, respectively	16,373	16,373
Additional paid-in capital	27,662,827	27,662,827
Accumulated deficit	(37,410,841)	(35,184,891)
Total Clubhouse Media stockholders’ equity (deficit)	(9,731,641)	(7,505,691)
Non-controlling interest	315,846	314,891
Total stockholders’ deficit	(9,415,795)	(7,190,800)
Total liabilities and stockholders’ equity (deficit)	$590,306	$801,963

See Accompanying Notes to Consolidated Financial Statements.

Clubhouse Media Group, Inc.

Consolidated Statements of Operations

	For the Three Months Ended June 30, 2024	For the Three Months Ended June 30, 2023	For the Six Months Ended June 30, 2024	For the Six Months Ended June 30, 2023
			(Unaudited)	(Unaudited)

Total revenue, net	$417,403	$347,474	$818,949	$699,251
Cost of sales	315,079	218,004	588,325	436,892
Gross profit	102,324	129,470	230,624	262,359

Operating expenses:
Advertising expenses	1,196	9,131	3,887	24,174
Selling, general, and administrative	110,201	117,049	198,238	273,799
Salaries & wages	230,712	339,233	462,345	461,130
Professional and consultant fees	10,095	44,005	92,837	73,931
Total operating expenses	352,204	509,418	757,307	833,034

Operating Income (Loss)	(249,880)	(379,948)	(526,683)	(570,675)

Other (income) expenses:
Interest expense, net	114,920	200,026	301,732	371,762
Amortization of debt discounts, net	-	13,153	-	140,144
Other (income) expense, net	-	(1,731)	-	(15,268)
Gain related to debt activities	71,772	-	(77)	-
Change in fair value of derivative liability	(56,279)	(245,343)	1,301,105	1,137,479
Total other (income) expenses	130,413	(33,895)	1,602,760	1,634,117

Income (Loss) before income taxes	(380,293)	(346,053)	(2,129,443)	(2,204,792)

Income tax (benefit) expense	-	-	-	-

Net income (loss) from continuing operations	(380,293)	(346,053)	(2,129,443)	(2,204,792)
Net income (loss) from discontinued operations - non-controlling interest	(278)	(12,158)	955	(156,277)
Net income (loss) from discontinued operations	(86,314)	(13,711)	(96,507)	(233,172)
Net Income (Loss) from shareholders	$(466,607)	$(359,764)	$(2,225,950)	$(2,437,964)

Basic weighted average shares outstanding	16,372,179,486	8,480,503,383	16,372,179,486	8,109,652,138
Diluted weighted average shares outstanding	16,372,179,486	8,480,503,383	16,372,179,486	8,109,652,138

Basic - net loss from continuing operations per share	$(0.00)	$(0.00)	$(0.00)	$(0.00)
Diluted - net loss from continuing operations per share	$(0.00)	$(0.00)	$(0.00)	$(0.00)
Basic - net loss from discontinued operations per share	$(0.00)	$(0.00)	$(0.00)	$(0.00)
Diluted - net loss from discontinued operations per share	$(0.00)	$(0.00)	$(0.00)	$(0.00)
Basic - net loss per share	$(0.00)	$(0.00)	$(0.00)	$(0.00)
Diluted - net loss per share	$(0.00)	$(0.00)	$(0.00)	$(0.00)

See Accompanying Notes to Consolidated Financial Statements.

Clubhouse Media Group, Inc.

Consolidated Statements of Stockholders’ Equity (Deficit)

	Preferred Stock		Common Stock				Total
	50,000,000 shares authorized		25,000,000,000 shares authorized				Clubhouse Media
	Shares	Par Value $0.001	Shares	Par Value $0.000001	Additional Paid in	Accumulated	Stockholders’ Equity	Non-controlling	Total Equity
	Issued	per share	Issued	per share	Capital	Deficit	(Deficit)	Interest	(Deficit)
Balance, December 31, 2022	1	$-	6,830,378,163	$6,831	$24,744,738	$(32,814,971)	$(8,063,402)	$385,166	$(7,678,236)

Reclass of derivative liability on conversion	-	-	-	-	189,352	-	189,352	-	189,352
Conversion of convertible debt	-	-	1,431,944,776	1,432	182,822	-	184,254	-	184,254
Net Income (Loss)		-	-	-	-	(2,078,200)	(2,078,200)	(144,119)	(2,222,319)
Balance, March 31, 2023 (Unaudited)	1	$-	8,262,322,939	$8,263	$25,116,912	$(34,893,171)	$(9,767,996)	$241,047	(9,526,949)

Shares issued for debt conversions	-	-	377,620,000	378	33,904	-	34,282	-	34,282
Net Income (Loss)	-	-	-	-		(359,764)	(359,764)	(12,158)	(371,922)
Balance, June 30, 2023	1	$-	8,639,942,939	$8,641	$25,150,816	$(35,252,935)	$(10,093,478)	$228,889	$(9,864,589)

Balance, December 31, 2023	1	$-	16,372,179,486	$16,373	$27,662,827	$(35,184,891)	$(7,505,691)	$314,891	$(7,190,800)

Net Income (Loss)		-	-	-	-	(1,759,343)	(1,759,343)	1,233	(1,758,110)
Balance, March 31, 2024 (Unaudited)	1	$-	16,372,179,486	$16,373	$27,662,827	$(36,944,234)	$(9,265,034)	$316,124	(8,948,910)

Net Income (Loss)	-	-	-	-	-	(466,607)	(466,607)	(278)	(466,885)
Balance, June 30, 2024	1	$-	16,372,179,486	$16,373	$27,662,827	$(37,410,841)	$(9,731,641)	$315,846	$(9,415,795)

See Accompanying Notes to Consolidated Financial Statements.

Clubhouse Media Group, Inc.

Consolidated Statements of Cash Flow

	For the Six Months Ended June 30, 2024	For the Six Months Ended June 30, 2023
	(Unaudited)	(Unaudited)
Cash flows from operating activities:
Net income (loss) from continuing operations	$(2,129,443)	$(2,204,792)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Amortization	65,981	61,644
Interest expense - amortization of debt discounts	-	140,114
Stock compensation expense	150,000	150,000
Change in fair value of derivative liability	1,301,105	1,137,479
Gain related to debt activities	(77)	(15,268)
Net changes in operating assets & liabilities:
Accounts receivable	4,889	11,707
Accounts payable, accrued liabilities, due to affiliates, and other long-term liabilities	503,926	720,325
Net cash used in operating activities from continuing operations	(103,619)	1,209
Net cash (used in ) and provided by operating activities from discontinued operations	(26,011)	(258,074)
Net cash used in operating activities	(129,630)	(256,865)

Cash flows from investing activities:
Purchases of intangible assets	(25,160)	(62,825)
Net cash used in investing activities from continuing operations	(25,160)	(62,825)
Net cash used in investing activities from discontinued operations	-	-
Net cash used in investing activities	(25,160)	(62,825)

Cash flows from financing activities:
Borrowings from related parties	119,000	1,060,000
Repayment to related party convertible notes payable	-	(396,667)
Repayment to convertible notes payable	-	(266,938)
Net cash provided by financing activities from continuing operations	119,000	396,395
Net cash provided by financing activities from discontinued operations-RP	-	-
Net cash provided by financing	119,000	396,395

Net increase in cash and cash equivalents	(35,790)	76,705
Cash and cash equivalents at beginning of period	125,207	57,713
Cash and cash equivalents at end of period	$89,417	$134,418

Supplemental disclosure of cash flow information
Cash paid during the period for:
Interest	$-	$-
Income taxes	$-	$-

Supplemental disclosure of non-cash investing and financing Activities:
Shares issued for conversion from convertible note payable	$-	$204,649
Reclass of derivative liability to additional paid in capital	$-	$203,239

See Accompanying Notes to Consolidated Financial Statements.

Clubhouse Media Group, Inc.

Notes to the Consolidated Financial Statements

June 30, 2024 and 2023

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

Advertising

Advertising costs are expensed when incurred and are included in selling, general, and administrative expenses in the accompanying consolidated statements of operations. We incurred advertising expenses of $3,887 and $24,174 for the six months ended June 30, 2024, and 2023, respectively.

Accounts Receivable

The Company’s accounts receivable arises from providing services. The Company does not adjust its receivables for the effects of a significant financing component at contract inception if it expects to collect the receivables in one year or less from the time of sale. The Company does not expect to collect receivables greater than one year from the time of sale.

The Company’s policy is to maintain an allowance for potential credit losses on accounts receivable. Management reviews the composition of accounts receivable and analyzes historical bad debts, customer concentrations, customer credit worthiness, current economic trends and changes in customer payment patterns to evaluate the adequacy of these reserves. Amounts determined to be uncollectible are charged or written-off against the reserve. As of June 30, 2024, and December 31, 2023, there were $0 and $79, respectively, for bad debt allowance for accounts receivable.

As of June 30, 2024, and December 31, 2023, there were $2,085 and $2,956, respectively, for bad debt allowance for accounts receivable included with discontinued operations on balance sheets.

Property and equipment, net

Plant and equipment are stated at cost less accumulated depreciation and impairment. Depreciation of property, plant and equipment and are calculated on the straight-line method over their estimated useful lives or lease terms generally as follows:

Classification	Useful Life
Equipment	3 years

Lease

The Company elected to use the short-term exception and does not record assets/liabilities for short term leases as of June 30, 2024 and December 31, 2023.

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

Based on the Company’s evaluations, revenue from Managed Services is reported on a gross basis because the Company has the primary obligation to fulfill the performance obligations and it creates, reviews and controls the services. The Company takes on the risk of payment to any third-party creators and it establishes the contract price directly with its customers based on the services requested in the statement of work. The deferred revenue as of June 30, 2024, and December 31, 2023, was $0 and included with discontinued operations on balance sheets. As of December 31, 2023, the Company has shifted focus from managed services to HoneyDrip.com platform as such managed services is included in discontinued operations on statement of operations.

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

Software Development Costs

We apply ASC 350-40, Intangibles—Goodwill and Other—Internal Use Software, in review of certain system projects. These system projects generally relate to software we do not intend to sell or otherwise market. In addition, we apply this guidance to our review of development projects related to software used exclusively for our SaaS subscription offerings. In these reviews, all costs incurred during the preliminary project stages are expensed as incurred. Once the projects have been committed to and it is probable that the projects will meet functional requirements, costs are capitalized. These capitalized software costs are amortized on a project-by-project basis over the expected economic life of the underlying product on a straight-line basis, which is five years. Amortization commences when the software is available for its intended use. Amounts capitalized related to development of internal use software are included in property and equipment, net, on our Consolidated Balance sheets and related depreciation is recorded as a component of amortization of intangible assets and depreciation in our consolidated statements of operations. For the six months ended June 30, 2024, and 2023, we capitalized $21,335 and $62,825, respectively, related to internal use software and recorded $66,247 and $61,644 in related amortization expense, respectively. Unamortized costs of capitalized internal use software totaled $404,495 and $445,582 as of June 30, 2024, and December 31, 2023, respectively. As of December 31, 2023, the Company fully impaired developed technology-magiclytics.

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

For other intangible assets that are not deemed indefinite-lived, cost is generally amortized on a straight-line basis over the asset’s estimated economic life, except for individually significant customer-related intangible assets that are amortized in relation to total related sales. Amortizable intangible assets are reviewed for impairment whenever events or changes in circumstances indicate that the related carrying amounts may not be recoverable. In these circumstances, they are tested for impairment based on undiscounted cash flows and, if impaired, written down to estimated fair value based on either discounted cash flows or appraised values. The Company impaired $0 and $0 of goodwill for the six months ended June 30, 2024 and 2023, respectively.

Impairment of Long-Lived Assets

Long-lived assets, which include property, plant and equipment and intangible assets, are reviewed for impairment whenever events or changes in circumstances indicate the carrying amount of an asset may not be recoverable.

Recoverability of long-lived assets to be held and used is measured by comparing the carrying amount of an asset to the estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated undiscounted future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the assets. Fair value is generally determined using the asset’s expected future discounted cash flows or market value, if readily determinable. Based on its review, the Company believes that, as of and for the six months ended June 30, 2024, and 2023, there were no impairment loss of its long-lived assets.

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

Basic Income (Loss) Per Share

Under the provisions of ASC 260, “Earnings per Share,” basic loss per common share is computed by dividing net loss available to common shareholders by the weighted average number of shares of common stock outstanding for the periods presented. Diluted net loss per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that would then share in the income of the Company, subject to anti-dilution limitations. Potential common shares consist of the convertible promissory notes payable as of June 30, 2024 and December 31, 2023. As of June 30, 2024 and December 31, 2023, there were 7,435,097,663 and 8,865,097,663 potential shares issuable upon conversion of convertible notes payable. As of June 30, 2024 and 2023, there were approximately 165,077 potential shares issuable upon conversion of warrants. All potential shares from convertible notes payable and warrants were considered anti-dilutive as of June 30, 2024 and December 31, 2023.

The table below presents the computation of basic and diluted earnings per share for the three months ended June 30, 2024 and 2023:

	For the three months ended June 30, 2024	For the three months ended June 30, 2023
	(Unaudited)	(Unaudited)
Numerator:
Net income (loss) from continuing operations	$(380,293)	$(346,053)
Denominator:
Weighted average common shares outstanding—basic	16,372,179,486	8,480,503,383
Dilutive common stock equivalents	-	-
Weighted average common shares outstanding—diluted	16,372,179,486	8,480,503,383
Net loss per share:
Basic	$(0.00)	$(0.00)
Diluted	$(0.00)	$(0.00)

The table below presents the computation of basic and diluted earnings per share for the six months ended June 30, 2024 and 2023:

	For the six months ended June 30, 2024	For the six months ended June 30, 2023
	(Unaudited)	(Unaudited)
Numerator:
Net income (loss) from continuing operations	$(2,129,443)	$(2,204,792)
Denominator:
Weighted average common shares outstanding—basic	16,372,179,486	8,109,652,138
Dilutive common stock equivalents	-	-
Weighted average common shares outstanding—diluted	16,372,179,486	8,109,652,138
Net loss per share:
Basic	$(0.00)	$(0.00)
Diluted	$(0.00)	$(0.00)

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

The following table presents the Company’s assets and liabilities required to be reflected within the fair value hierarchy as of June 30, 2024 and December 31, 2023.

	Fair Value	Fair Value Measurements at
	As of	June 30, 2024
Description	June 30, 2024	Using Fair Value Hierarchy
		Level 1	Level 2	Level 3
Derivative liability	$2,175,018	$-	$-	$2,175,018

Total	$2,175,018	$-	$-	$2,175,018

	Fair Value	Fair Value Measurements at
	As of	December 31, 2023
Description	December 31, 2023	Using Fair Value Hierarchy
		Level 1	Level 2	Level 3
Derivative liability	$873,913	$-	$-	$873,913

Total	$873,913	$-	$-	$873,913

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

As reflected in the accompanying financial statements, the Company had a net loss of $(2,225,950) for the six months ended June 30, 2024, negative working capital of $(9,833,417) as of June 30, 2024, and stockholder’s deficit of $(9,415,795). These factors among others raise substantial doubt about the Company’s ability to continue as a going concern.

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

The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

NOTE 4 – PROPERTY AND EQUIPMENT

Fixed assets, net consisted of the following:

	June 30, 2024	December 31, 2023	Estimated Useful Life

Equipment	$118,638	$118,638	3 years
Less: accumulated depreciation and amortization	(105,777)	(101,931)
Property, plant, and equipment, net,	$12,861	$16,707

The above fixed assets are included in discontinued operations on the balance sheets. Depreciation expenses were $3,701 and $5,991 for the three months ended June 30, 2024 and 2023, respectively, and included with discontinued operations on the statement of operations. Depreciation expenses were $3,847 and $14,921 for the six months ended June 30, 2024 and 2023, respectively, and included with discontinued operations on the statement of operations.

NOTE 5 – INTANGIBLES

As of June 30, 2024 and December 31, 2023, the Company had intangible assets of $404,761 and $445,582 from and after the acquisition of Magiclytics in February 2021. It is a platform that is internally developed for revenue prediction from influencer collaboration and our digital platform Honeydrip.com.

The following table sets forth the Company’s infinite and finite-lived intangible assets resulting from business acquisitions and other purchases, which continue to be amortized:

	Weighted	June 30, 2024			December 31, 2023
	Average Useful Life (in Years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Value	Accumulated Amortization	Net Carrying Amount
Developed technology - Magiclytics	5	$672,903	$268,142	$404,761	$647,743	$202,161	$445,582
Developed technology - Magiclytics	-	-	-	-	-	-	-
		$672,903	$268,142	$404,761	$647,743	$202,161	$445,582

Amortization expenses were $33,391 and $31,502 for the three months ended June 30, 2024 and 2023, respectively. Amortization expenses were $65,981 and $61,643 for the three months ended June 30, 2024 and 2023, respectively.

NOTE 6 – ACCOUNTS PAYABLE AND ACCRUED LIABILITES

Accrued liabilities at June 30, 2024 and 2022 consist of the following:

	June 30, 2024	December 31, 2023
Accounts payable	$10,051	$9,747
Accrued payroll	570,000	370,000
Accrued interest	1,928,323	1,626,590
Other	121,100	121,520
	$2,629,474	$2,127,857

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

GS Capital converted $20,000 of principal amount and $4,662 accrued interest to 296,380,352 common shares in the quarter ended December 31, 2023. It further converted $421,063 of the principal amount and $4,690 accrued interest to 378,633,891 common shares in the quarter ended September 30, 2022. It further converted $65,000 of principal to 481,221,646 common shares in the first quarter of 2023. The balance of the GS Capital #2 Note as of June 30, 2024, was $0.

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

The balance of the GS Capital #3 Note as of June 30, 2024 and December 31, 2023 was $577,778 and $577,778, respectively. The Company is currently in default of the GS Capital #3 Note.

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

The balance of the GS Capital Note #4 as of June 30, 2024 and December 31, 2023 was $550,000 and $550,000, respectively. The Company is currently in default of the GS Capital #4 Note.

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

The balance of the GS Capital Note #5 as of June 30, 2024 and December 31, 2023 was $550,000 and $550,000, respectively.

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

The balance of the GS Capital Note #6 as of June 30, 2024 and December 31, 2023 was $550,000 and $550,000, respectively. The Company is currently in default of the GS Capital #6 Note.

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

The balance of the Eagle Equities Note as of June 30, 2024 and December 31, 2023 was $1,100,000, respectively. The Company is currently in default of the Eagle Equities Note.

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

The balance of the Chris Etherington Note as of June 30, 2024 and December 31, 2023 was $165,000, respectively. The Company is currently in default of the Chris Etherington Note.

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

The balance of the Riu Wu Note as of June 30, 2024 and December 31, 2023 was $550,000, respectively. The Company is currently in default of the Rui Wu Note.

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

The balance of the Fast Capital note as of June 30, 2024 and December 31, 2023 was $120,000 and $120,000, respectively. The Company is currently in default of the Fast Capital Note.

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

The balance of the ONE44 Capital note as of June 30, 2024 and December 31, 2023 was $0, respectively.

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

The balance of the ONE44 Capital note as of June 30, 2024 and December 31, 2023 was $0, respectively.

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

The balance of the Diagonal note as of June 30, 2024 and December 31, 2023 was $0, respectively.

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

The balance of the Diagonal note as of June 30, 2024 and December 31, 2023 was $0, respectively.

Below is the summary of the principal balance and debt discounts as of June 30, 2024 and December 31, 2023.

Convertible Promissory Note Holder	Start Date	End Date	Initial Note Principal Balance	Current Note Principal Balance	Debt Discounts As of Issuance	Amortization	Debt Discounts As of June 30, 2024
GS Capital #2	2/16/2022	2/16/2022	577,778	-	577,778	(577,778)	-
GS Capital #2 - replacement	6/29/2022	8/16/2022	635,563	-	-	-	-
GS Capital #3	3/16/2022	3/16/2022	577,778	577,778	577,778	(577,778)	-
GS Capital #4	4/1/2022	4/1/2022	550,000	550,000	550,000	(550,000)	-
Eagle Equities LLC	4/13/2022	4/13/2022	1,100,000	1,100,000	1,100,000	(1,100,000)	-
GS Capital #5	4/29/2022	4/29/2022	550,000	550,000	550,000	(550,000)	-
GS Capital #6	6/3/2022	6/3/2022	550,000	550,000	550,000	(550,000)	-
Chris Etherington	8/26/2022	8/26/2022	165,000	165,000	165,000	(165,000)	-
Rui Wu	8/26/2022	8/26/2022	550,000	550,000	550,000	(550,000)	-
Sixth Street Lending #1	11/28/2022	11/28/2022	224,000	-	173,894	(173,894)	-
Sixth Street Lending #2	12/9/2022	12/9/2022	93,500	-	79,118	(79,118)	-
Fast Capital LLC	1/10/2022	1/10/2023	120,000	120,000	120,000	(120,000)	-
Sixth Street Lending #3	1/12/2022	1/12/2023	70,125	-	50,748	(50,748)	-
One 44 Capital	2/16/2022	2/16/2023	175,500	-	148,306	(135,000)	-
Coventry Enterprise	3/3/2022	3/3/2023	150,000	-	150,000	(150,000)	-
One 44 Capital #2	5/20/2022	5/20/2023	115,000	-	115,000	(115,000)	-
1800 Diagonal Lending LLC	6/23/2022	6/23/2023	86,625	-	86,625	(86,625)	-
1800 Diagonal Lending LLC	7/8/2022	7/8/2023	61,813	-	61,813	(61,813)	-
Total						Total	$-
						Remaining note principal balance	4,162,778
						Total convertible promissory notes, net	$4,162,778

Future payments of principal of convertible notes payable at June 30, 2024 are as follows:

Years ending December 31,
2024	$(4,162,778)
2025	-
2026	-
Thereafter	-
Total	$(4,162,778)

Interest expenses recorded related to the convertible notes payable for the six months ended June 30, 2024 and 2023 were $301,732 and $371,762, respectively.

The Company amortized $0 and $140,144 of the discount on the convertible notes payable to interest expense for the six months ended June 30, 2024 and 2023, respectively.

NOTE 8 – SHARES ISSUED - LIABILITY

As of June 30, 2024 and December 31, 2023, the Company entered into various consulting agreements with consultants, directors, and convertible debt. The balances of shares to be issued – liability was $468,042 and $318,042, respectively. The Company recorded these consultant and director shares under liability based on the shares will be issued at a fixed monetary amount known at inception under ASC 480.

Shares to be issued - liability is summarized as below:

Beginning Balance, January 1, 2023	$573,333
Shares to be issued	300,000
Shares issued	(555,291)
Ending Balance, December 31, 2023	$318,042

Shares to be issued - liability is summarized as below:

Beginning Balance, January 1, 2024	$318,042
Shares to be issued	150,000
Shares issued	0
Ending Balance, June 30, 2024	$468,042

NOTE 9 – DERIVATIVE LIABILITY

The derivative liability is derived from the conversion features in note 8 signed for the period ended December 31, 2023. All were valued using the weighted-average Binomial option pricing model using the assumptions detailed below. As of June 30, 2024 and December 31, 2023, the derivative liability was $2,175,018 and $873,913, respectively. The Company recorded $56,279 gain and $245,343 gain from changes in derivative liability during the three months ended June 30, 2024 and 2023, respectively. The Company recorded $1,301,105 loss and $1,137,479 loss from changes in derivative liability during the six months ended June 30, 2024 and 2023, respectively.

The Binomial model with the following assumption inputs:

December 31, 2023
Annual Dividend Yield	—
Expected Life (Years)	0.1 – 0.7 years
Risk-Free Interest Rate	5.26% - 5.53%
Expected Volatility	570-703%

Fair value of the derivative is summarized as below:

Beginning Balance, December 31, 2022	$799,988
Additions	-
Mark to Market	335,722
Cancellation of Derivative Liabilities Due to Conversions	-
Reclassification to APIC Due to Conversions	(261,797)
Ending Balance, December 31, 2023	$873,913

June 30, 2024
Annual Dividend Yield	—
Expected Life (Years)	0.1 – 0.7 years
Risk-Free Interest Rate	5.33%
Expected Volatility	593%

Fair value of the derivative is summarized as below:

Beginning Balance, December 31, 2023	$873,913
Additions	-
Mark to Market	1,301,105
Cancellation of Derivative Liabilities Due to Conversions	-
Reclassification to Other Income (Loss) Due to Conversions	-
Ending Balance, June 30, 2024	$2,175,018

NOTE 10 – NOTE PAYABLE, RELATED PARTY

Note payable – Mr. Ben-Yohanan without interest

For the six months ended June 30, 2024 and 2023, the Company borrowed $119,000 and $1,060,000, respectively, from Mr. Ben-Yohanan. The Company, also, made payments of $396,667 and settled of $1,197,501 with issuance in common stock shares towards the note payable as of December 31, 2023. The note is due on demand and has no interest. The balance of the related party note payable as of June 30, 2024 and December 31, 2023 was $369,093 and $250,093, respectively, and included in discontinued operations on the balance sheets.

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

As of June 30, 2024 and December 31, 2023, the Company has a payable balance owed to the sellers of Magiclytics of $97,761 and $97,761 from the acquisition of Magiclytics on February 3, 2021.

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

The initial term of the employment agreement was for one year from April 11, 2022, unless earlier terminated. Thereafter, the term is automatically extended on an annual basis for terms of one year each, unless either the Company or Mr. Ben-Yohanan provides notice to the other party of their desire to not so renew the term of the agreement (as applicable) at least 30 days prior to the expiration of the then-current term.

Mr. Ben-Yohanan’s employment with the Company is “at will,” meaning that either Mr. Ben-Yohanan or the Company may terminate Mr. Ben-Yohanan’s employment at any time and for any reason, subject to certain terms and conditions.

The Company may terminate the employment agreement at any time, with or without “cause,” as defined in the employment agreement and Mr. Ben-Yohanan may terminate the employment agreement at any time, with or without “good reason,” as defined in the employment agreement. If the Company terminates the employment agreement for cause or Mr. Ben-Yohanan terminates the employment agreement without good reason, Mr. Ben-Yohanan will be entitled to be paid any unpaid salary owed or accrued, including the issuance of any shares of Company Common Stock owed or accrued (as compensation) as of the termination date. In the event that there was any Deferred Portion which had been agreed to be paid in cash, such Deferred Portion instead will be paid in shares of Company Common Stock as though such amount had been agreed to be paid via the issuance of shares of Company Common Stock. Mr. Ben-Yohanan will also be entitled to payment for any unreimbursed expenses as of the termination date. However, any unvested portion of any equity granted to Mr. Ben-Yohanan will be immediately forfeited as of the termination date.

During the year ended December 31, 2023, Mr. Ben-Yohanan entered into an agreement with the Company to forgive all prior accrued and unpaid wages amounting to $785,000 as of September 30, 2023 and agreed to forego any wages until further notification to the Company. The forgiven accrued and unpaid wages were recorded as a charge to additional paid in capital.

As of June 30, 2024, the Company had accrued unpaid wages amounting to $300,000 to Mr. Ben-Yohanan and included in accounts payable and accrued liabilities on the balance sheets.

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

The Company allocates the net income or loss of this joint venture to non-controlling interest based on the ownership of this joint venture. The non-controlling interest for the three months ended June 30, 2024 and 2023, was $(278) and $(12,158), respectively, included with discontinued operations in statement of operations. The non-controlling interest for the six months ended June 30, 2024 and 2023, was $955 and $(156,277), respectively, included with discontinued operations in statement of operations. During December 2023, the Company terminated the joint venture agreement with Mr. Reiman due to switching focus away from brand deals. However, the controlling ownership percentage of the Company did not change and will continue until the contracts entered into before termination of agreement are completed.

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

One share of Series X Preferred Stock is outstanding as of December 31, 2022. The single share of Series X Preferred Stock outstanding is held by Amir Ben-Yohanan, the Company’s Chief Executive Officer, who also holds 56,958,396 shares of Common Stock as of December 31, 2023.

Preferred Stock

As of June 30, 2024 there was 1 preferred share issued and outstanding.

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

Common Stock

As of June 30, 2024 and December 31, 2023, the Company had 25,000,000,000 shares of common stock authorized with a par value of $0.000001. There were 16,372,179,486 shares issued and outstanding at June 30, 2024 and December 31, 2023.

For the year ended December 31, 2023, the Company issued 2,105,949,128 shares to settle conversions of $229,840 of convertible promissory notes principal and accrued interest.

For the year ended December 31, 2023, the Company issued 5,987,500,000 shares for debt exchange in amount of $1,197,501 to Amir Ben-Yohanan non-interest loan to the Company.

For the year ended December 31, 2023, the Company issued 1,448,352,195 shares for services provided by directors.

Warrants

A summary of the Company’s stock warrants activity is as follows:

	Number of Options (in thousands)	Weighted- Average Exercise Price	Weighted- Average Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding at December 31, 2023	165,077	$2.05	2.65	-
Issued	-	-	-	-
Exercised	-	-	-	-
Canceled	-	-	-	-
Outstanding at June 30, 2024	165,077	$2.05	2.15	$-
Vested and expected to vest at June 30, 2024	165,077	$2.05	2.15	$-
Exercisable at June 30, 2024	165,077	$2.05	2.15	$-

No stock options were granted by the Company during the six months ended June 30, 2024.

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

The Agreement and the Registration Rights Agreement contain customary representations, warranties, agreements, and conditions to completing future sale transactions, indemnification rights and obligations of the parties. Among other things, Investor represented to the Company, that it is an “accredited investor” (as such term is defined in Rule 501(a) of Regulation D under the Securities Act of 1933, as amended (the “Securities Act”)), and the Company sold the securities in reliance upon an exemption from registration contained in Section 4(a)(2) of the Securities Act and Regulation D promulgated thereunder.

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

Stock Options

Stock options may be granted under the 2023 Plan. The exercise price of options granted under the 2023 Plan generally must at least be equal to the fair market value of the Company’s common stock on the date of grant. The term of each option will be as stated in the applicable award agreement; provided, however, that the term may be no more than 10 years from the date of grant. The administrator will determine the methods of payment of the exercise price of an option, which may include cash, shares or other property acceptable to the administrator, as well as other types of consideration permitted by applicable law. After the termination of service of an employee, director, or consultant, they may exercise their option for the period of time stated in their option agreement. In the absence of a specified time in an award agreement, if termination is due to death or disability, the option will remain exercisable for 12 months. In all other cases, in the absence of a specified time in an award agreement, the option will remain exercisable for three months following the termination of service. An option may not be exercised later than the expiration of its term. Subject to the provisions of the 2023 Plan, the administrator determines the other terms of options.

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

Restricted Stock

Restricted stock may be granted under the 2023 Plan. Restricted stock awards are grants of shares of the Company’s common stock that vest in accordance with terms and conditions established by the administrator. The administrator will determine the number of shares of restricted stock granted to any employee, director, or consultant and, subject to the provisions of the 2023 Plan, will determine the terms and conditions of such awards. The administrator may impose whatever conditions to vesting it determines to be appropriate (for example, the administrator may set restrictions based on the achievement of specific performance goals or continued service to the Company); provided, however, that the administrator, in its sole discretion, may accelerate the time at which any restrictions will lapse or be removed. Recipients of restricted stock awards generally will have voting and dividend rights with respect to such shares upon grant without regard to vesting, unless the administrator provides otherwise. Shares of restricted stock that do not vest are subject to the Company’s right of repurchase or forfeiture.

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

NOTE 14 – SUBSEQUENT EVENTS

The Company has evaluated subsequent events through August 10, 2024, the date these financial statements were available to be issued and noted no material subsequent events for disclosure.

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

Recent Developments

None

Results of Operations

For the Three and Six Months Ended June 30, 2024 Compared to the Three and Six Months Ended June 30, 2023

Net Revenue

Net revenue was $417,403 for the three months ended June 30, 2024, compared to net revenue of $347,474 for the three months ended June 30, 2023. The increase of $69,929 was the result of increase in brand promotional business platform Honeydrip.com.

Net revenue was $818,949 for the six months ended June 30, 2024, compared to net revenue of $699,251 for the six months ended June 30, 2023. The increase of $119,698 was the result of increase in brand promotional business platform Honeydrip.com.

Cost of Goods Sold

Cost of goods sold was $315,079 for three months ended June 30, 2024, compared to cost of goods sold of $218,004 for the three months ended June 30, 2023. The increase of $97,075 was due to higher sales volume from platform Honeydrip.com which in turn resulted in more commission due to content creators.

Cost of goods sold was $588,325 for six months ended June 30, 2024, compared to cost of goods sold of $436,892 for the six months ended June 30, 2023. The increase of $151,433 was due to higher sales volume from platform Honeydrip.com which in turn resulted in more commission due to content creators.

Gross Profit

Gross profit was $102,324 for the three months ended June 30, 2024, compared to gross profit of $129,470 for the three months ended June 30, 2023. The gross profit percentage was 25% for the three months ended June 30, 2024, compared to 37% for the three months ended June 30, 2023. The decrease is because the Company has higher commission due to content creators from platform Honeydrip.com.

Gross profit was $230,624 for the six months ended June 30, 2024, compared to gross profit of $262,359 for the six months ended June 30, 2023. The gross profit percentage was 28% for the six months ended June 30, 2024, compared to 38% for the six months ended June 30, 2023. The decrease is because the Company has higher commission due to content creators from platform Honeydrip.com.

Operating Expenses

Operating expenses for the three months ended June 30, 2024, were $352,204, compared to $509,418 for the three months ended June 30, 2023. The variances were as follows: (i) decrease in professional and consultant fees of $33,910; (ii) a decrease in advertising expenses of $7,935; (iii) decrease of payroll of $108,521; (iv) a decrease in other selling, general, and administrative expense of $6,850. The overall decrease in total operating expenses resulted from decrease in the salaries and wages and decrease in professional and consulting expenses to the Company.

Operating expenses for the six months ended June 30, 2024, were $757,307, compared to $833,034 for the six months ended June 30, 2023. The variances were as follows: (i) increase in professional and consultant fees of $18,906; (ii) a decrease in advertising expenses of $20,287; (iii) a increase of payroll of $1,215; (iv) a decrease in other selling, general, and administrative expense of $75,561. The overall decrease in total operating expenses resulted from decrease in the selling, general, and administrative and decrease in advertising expenses to the Company.

Other (Income) Expenses

Other (income) expenses for the three months ended June 30, 2024, were $130,413, as compared to $(33,895) for the three months ended June 30, 2023. Other (income) expenses for the three months ended June 30, 2024, included (i) change in fair value derivative liability of $(56,279); (ii) interest expense of $114,920; and (iii) gain related to debt of $71,772. Other expenses for the three months ended June 30, 2023 included (i) change in fair value derivative liability of $(245,343)); (ii) interest expense of $200,026; (iii) noncash amortization of debt discounts of $13,153; and (iv) other income of $1,731.

Other (income) expenses for the six months ended June 30, 2024, were $1,602760, as compared to $1,634,117 for the six months ended June 30, 2023. Other (income) expenses for the six months ended June 30, 2024, included (i) change in fair value derivative liability of $1,301,105; (ii) interest expense of $301,732; and (iii)loss related to debt of $77. Other expenses for the six months ended June 30, 2023 included (i) change in fair value derivative liability of $1,137,479; (ii) interest expense of $371,762; (iii) noncash amortization of debt discounts of $140,144; and (iv) other income of $15,268.

Net Loss from Continuing Operations

Net loss for the three months ended June 30, 2024 was $380,293, compared to $346,053, for the three ended June 30, 2023.

Net loss for the six months ended June 30, 2024 was $2,129,443 compared to $2,204,792, for the six ended June 30, 2023.

Net Loss from Discontinued Operations

Net loss for the three months ended June 30, 2024 was $86,314, compared to $13,711, for the three months ended June 30, 2023.

Net loss for the six months ended June 30, 2024 was $10,193, compared to $219,463, for the six months ended June 30, 2023.

Liquidity and Capital Resources

Operating Activities

Net cash used in operating activities for the six months ended June 30, 2024, was $129,630. This amount was primarily related to a net loss from operations of $(2,129,443), offset by (i) a net working capital increase of $231,482; (ii) non-cash expenses of $1,517,009 including (a) amortization of $65,9810; (b) stock-based compensation of $150,000; (c) change in fair value of derivative liability of $1,301,105; (d) discontinued operations of $(26,011), and offset by gain in debt settlement of $77.

Net cash used in operating activities for the six months ended June 30, 2023, was $256,865. This amount was primarily related to a net loss from operations of $(2,594,241), offset by (i) a net working capital increase of $732,032; (ii) non-cash expenses of $1,475,969 including (a) amortization of $61,644; (b) stock-based compensation of $150,000; (c) change in fair value of derivative liability of $1,137,479; (d) interest expense – amortization of debt discount of $142,114; (e) discontinued operations of $129,375), and offset by gain in debt settlement of $15,268.

Investment Activities

Net cash used in investing activities for the six months ended June 30, 2024, was $25,160 compared to $62,825 for the six months ended June 30, 2023.

Financing Activities

Net cash provided by financing activities for the six months ended June 30, 2024, was $119,000. The amount was related to borrowing from related party of $119,000. Net cash provided by financing activities for the six months ended June 30, 2022 was $396,395.

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

Convertible Promissory Notes

The Company did not enter into convertible promissory notes during the period ending June 30, 2024. All outstanding convertible notes at June 30, 2024 and December 31, 2023 are discussed at the related footnote, see footnote #7 in the notes to the consolidated financial statements.

SHARES TO BE ISSUED - LIABILITY

As of June 30, 2024, and 2023, the Company entered into various consulting agreements with consultants, directors, and convertible debt. The Company recorded these consultant and director shares under liability based on the shares will be issued at a fixed monetary amount known at inception under ASC 480.

Off-Balance Sheet Arrangements

As of June 30, 2024, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K promulgated under the Securities Act reasonably likely to have a material effect on our financial condition.

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

The Company’s policy is to maintain an allowance for potential credit losses on accounts receivable. Management reviews the composition of accounts receivable and analyzes historical bad debts, customer concentrations, customer credit worthiness, current economic trends and changes in customer payment patterns to evaluate the adequacy of these reserves. Amounts determined to be uncollectible are charged or written-off against the reserve. As of June 30, 2024, and December 31, 2023, there were $0 and $79, respectively, for bad debt allowance for accounts receivable.

As of June 30, 2024, and December 31, 2023, there were $2,085 and $2,956, respectively, for bad debt allowance for accounts receivable included with discontinued operations on balance sheets.

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

Based on the Company’s evaluations, revenue from Managed Services is reported on a gross basis because the Company has the primary obligation to fulfill the performance obligations and it creates, reviews, and controls the services. The Company takes on the risk of payment to any third-party creators and it establishes the contract price directly with its customers based on the services requested in the statement of work. The deferred revenue as of June 30, 2024, and December 31, 2023, was $0 and included with discontinued operations on balance sheets. As of December 31, 2023, the Company has shifted focus from managed services to HoneyDrip.com platform as such managed services is included in discontinued operations on statement of operations.

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

Software Development Costs

We apply ASC 350-40, Intangibles—Goodwill and Other—Internal Use Software, in review of certain system projects. These system projects generally relate to software we do not intend to sell or otherwise market. In addition, we apply this guidance to our review of development projects related to software used exclusively for our SaaS subscription offerings. In these reviews, all costs incurred during the preliminary project stages are expensed as incurred. Once the projects have been committed to and it is probable that the projects will meet functional requirements, costs are capitalized. These capitalized software costs are amortized on a project-by-project basis over the expected economic life of the underlying product on a straight-line basis, which is five years. Amortization commences when the software is available for its intended use. Amounts capitalized related to development of internal use software are included in property and equipment, net, on our Consolidated Balance sheets and related depreciation is recorded as a component of amortization of intangible assets and depreciation in our consolidated statements of operations. For the year ended June 30, 2024, and 2023, we capitalized $21,335 and $62,825, respectively, related to internal use software and recorded $66,247 and $61,644 in related amortization expense, respectively. Unamortized costs of capitalized internal use software totaled $404,495 and $445,582 as of June 30, 2024, and December 31, 2023, respectively. As of December 31, 2023, the Company fully impaired developed technology-magiclytics

Impairment of Long-Lived Assets

Long-lived assets, which include property, plant and equipment and intangible assets, are reviewed for impairment whenever events or changes in circumstances indicate the carrying amount of an asset may not be recoverable.

Recoverability of long-lived assets to be held and used is measured by comparing the carrying amount of an asset to the estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated undiscounted future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the assets. Fair value is generally determined using the asset’s expected future discounted cash flows or market value, if readily determinable. Based on its review, the Company believes that, as of and for the six months ended June 30, 2024, and 2023, there was no impairment loss of its long-lived assets.

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

The Company uses Level 3 inputs for its valuation methodology for the derivative liabilities as their fair values were determined by using the binomial option-pricing model based on various assumptions. The fair value of derivative liability as of June 30, 2024 and December 31, 2023 was $2,175,018 and $873,913, respectively.

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

d. principal owners of the Company;

e. management of the Company;

f. other parties with which the Company may deal if one party controls or can significantly influence the management or operating policies of the other to an extent that one of the transacting parties might be prevented from fully pursuing its own separate interests; and,

g. other parties that can significantly influence the management or operating policies of the transacting parties or that have an ownership interest in one of the transacting parties and can significantly influence the other to an extent that one or more of the transacting parties might be prevented from fully pursuing its own separate interests.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Disclosure controls are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Exchange Act, such as this quarterly report, is recorded, processed, summarized, and reported within the time period specified in the SEC’s rules and forms. Disclosure controls and procedures are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including the principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. Our management, with the participation of our principal executive officer and principal financial officer (our “Certifying Officers”), evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2024, pursuant to Rule 13a-15(b) under the Exchange Act. Based upon that evaluation, our Certifying Officers concluded that, as of June 30, 2024, our disclosure controls and procedures were not effective.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

For the six months ended June 30, 2024, the Company did not have any issuances pursuant to an exemption from registration as set forth in 506 of Regulation D and Section 4(a)(2) of the Securities Act.

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

CLUBHOUSE MEDIA GROUP, INC.

Date: August 13, 2024	By:	/s/ Amir Ben-Yohanan
	Name:	Amir Ben-Yohanan
	Title:	Chief Executive Officer
(principal executive officer)

Date: August 13, 2024	By:	/s/ Scott Hoey
	Name:	Scott Hoey
	Title:	Chief Financial Officer
(principal financial officer and principal accounting officer)

